Form 10-Q/A
period 1995-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1995-09-25
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1995.  Commission file #0-15423

                     SOUTH ALABAMA BANCORPORATION,INC.
          (Exact name of registrant as specified in its charter)

     Delaware                                63-0909434
(State or other jurisdiction of           (I.R.S. employer
 incorporation or organization)             Identification Number)

 68 St. Francis Street, Mobile, Alabama         36602
(Address of principal executive offices)      (Zip Code)

                              (334) 431-7800
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at June 30,:
2,998,563

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        (10) Material Contracts
        .1 Lease, entered into April 17, 1995 between Augustine
Meaher, Jr., Robert H. Meaher individually and as Executor of the
Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher and The Bank of Mobile is filed as Exhibit 10.1 hereto.

        .2 Lease, entered into April 17, 1995 between Augustine
Meaher and Margaret L. Meaher and The Bank of Mobile is filed as
Exhibit 10.2 hereto.

        .3 Lease, entered into May 15, 1995 between Hermione
McMahon Sellers, William Michael Sellers and Mary S. Burnett and
The Bank of Mobile is filed as Exhibit 10.3 hereto.

        .4 Supplemental Agreement to lease entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and as Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher and The Bank of Mobile is filed as Exhibit
10.1 hereto.

        (27) Financial Date Schedule Article 9

(b)Reports on Form 8-K
        There were no reports filed on Form 8-K for the three month period ended June 30, 1995.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION

08/11/95                      s/W. Bibb Lamar. Jr.
Date                          W. Bibb Lamar, Jr.
                              President


08/11/95                      s/F. Michael Johnson
Date                          F. Michael Johnson
                              Executive Vice-President
                              (Principal Financial Officer)