Form 10-Q
period 1995-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1995-11-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1995.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at September
30,:  2,998,563
                               Page 1 of 16

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 1995 and December 31, 1994               3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1995 and 1994          4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1995 and 1994         5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1995 and 1994          6

          Notes to Consolidated Financial Statements
          September 30, 1995                                   7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          9-16

PART II.  Other Information                                     16

                       PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                     September 30,  December 31,
                                            1995           1994
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 13,692     $ 11,649
Federal Funds Sold                          15,000        4,650

       Total Cash and Cash Equivalents      28,692       16,299
Interest Bearing Deposits                      654          660
Securities Available for Sale (at Market)   19,221       19,572
Securities Held to Maturity                 43,723       43,445
 (Market value of $43,943 and $41,376,
  respectively)

Loans                                      143,202      133,821
Less: Unearned Loan Income                    <130>        <149>
      Allowance for Possible Loan Losses    <2,172>      <2,212>
      Loans, Net                           140,900       131,460

Premises and Equipment                       4,118        3,512
Other Real Estate Owned,Net                    240          240
Accrued Income Receivable                    2,109        2,239
Deferred Tax Asset                             628          762
Other Assets                                   281          317
     Total                                $240,566     $218,506

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 37,720     $ 36,109
Interest Bearing Demand Deposits            67,042       74,784
Savings Deposits                            14,036       13,113
Large Denomination Time Deposits
 (of $100 or more)                          36,514       22,370
Time Deposits                               50,976       39,466
     Total Deposits                        206,288      185,842
Short-Term Borrowing                         3,945        4,985
Other Liabilities                            2,256        1,575
     Total Liabilities                     212,489      192,402
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  4,500
  Shares Outstanding 2,999                      30           30
Capital Surplus                             16,507       16,507
Retained Earnings                           11,152        9,624
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           388          (57)
     Total Shareholders' Equity             28,077       26,104

     Total                                $240,566     $218,506
(See accompanying notes to consolidated financial statements.)





            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                                 Nine Months Ended September 30
                                              1995        1994
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $10,074      $ 7,580
  Investments:Taxable                        2,492        2,773
              Non-Taxable                      512          560
  Other                                        276          249
                 Total Interest Revenue     13,354       11,162

Interest Expense:
  Deposits                                   5,240        3,655
  Other                                        173          106
          Total Interest Expense             5,413        3,761

Net Interest Revenue                         7,941        7,401
Provision for Possible Loan Losses               7           39
Net Interest Revenue After Provision
  for Possible Loan Losses                   7,934        7,362

Non-Interest Revenue:
  Trust Department Income                      725          677
  Service Charges on Deposit Accounts          636          619
  Securities Gains and Losses,net               53          132
  Other Income, Charges and Fees               211          270
            Total                            1,625        1,698

Non-Interest Expense:
  Salaries                                   2,649        2,411
  Pensions and Employee Benefits               696          671
  Net Occupancy Expense                        454          377
  Furniture and Equipment Expense              631          499
  Other Expense                              1,848        2,031
          Total                              6,278        5,989

Income Before Income Taxes                   3,281        3,071
Income Tax Expense                           1,033          940
Net Income                                  $2,248      $ 2,131

Earnings Per Common Share                   $ 0.75      $   .71
Average Shares Outstanding (000's)           2,999        2,999

  (See accompanying notes to consolidated financial statements.)













            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                                    Three Months Ended September 30
                                         1995        1994
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 3,490      $ 2,778
  Investments:Taxable                          827          889
              Non-Taxable                      170          184
  Other                                        146           87
                 Total Interest Revenue      4,633        3,938

Interest Expense:
  Deposits                                   1,908        1,299
  Other                                         54           48
          Total Interest Expense             1,962        1,347

Net Interest Revenue                         2,671        2,591
Provision for Possible Loan Losses               4           19
Net Interest Revenue After Provision
  for Possible Loan Losses                   2,667        2,572

Non-Interest Revenue:
  Trust Department Income                      242          226
  Service Charges on Deposit Accounts          216          203
  Securities Gains and Losses,net                2            0
  Other Income, Charges and Fees                77           97
            Total                              537          526

Non-Interest Expense:
  Salaries                                     897          882
  Pensions and Employee Benefits               235          192
  Net Occupancy Expense                        157          136
  Furniture and Equipment Expense              251          181
  Other Expense                                528          715
          Total                              2,068        2,106

Income Before Income Taxes                   1,136          992
Income Tax Expense                             366          299
Net Income                                  $  770      $   693

Earnings Per Common Share                   $ 0.26      $   .23
Average Shares Outstanding (000's)           2,999        2,999


  (See accompanying notes to consolidated financial statements.)







            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                      Nine Months Ended September 30,
                                             1995      1994
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 2,248      $ 2,131
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                544          364
  Provision for possible loan loss               7           39
  Securities gains and losses,net              <53>        <132>
  (Increase) decrease in:
    Deferred tax asset                         134          <10>
    Interest receivable                        130         <310>
    Other assets                                36           24
  Increase (decrease) in other liabilities     681          162
Net cash provided by operating activities    3,727        2,268
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                     6          508
  Net increase in loans                     <9,447>      <9,760>
  Purchase of premises and equipment        <1,150>        <440>
  Net decrease in other real estate owned        0           49
  Proceeds from sale of securities
   available for sale                          563       13,477
  Proceeds from maturities of investments    6,413       16,986
  Purchase of investments                   <6,405>     <25,867>
Net cash used in investing activities      <10,020>      <5,047>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       20,446        2,221
  Net increase (decrease) in short-
    term borrowing                          <1,040>       2,003
  Dividends paid                              <720>        <570>
Net cash used in financing activities       18,686        3,654
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       12,393          875
Cash and cash equivalents at beginning
  of period                                 16,299       25,894
Cash and cash equivalents at end of
  period                                   $28,692      $26,769
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 4,998      $ 3,698
  Income taxes paid in cash                    919          758
Supplemental schedule of noncash
  investing and financing activities:
  Other real estate acquired in
    settlement of loans                    $     0      $    87

(See accompanying notes to consolidated financial statements.)


              SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES


              Notes to Consolidated Financial Statements


NOTE A: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1994.

NOTE B: Per Share data is computed on the basis of the weighted average number of shares of common stock outstanding during the period. The dilutive effect of stock options is not material.



NOTE C: The allowance for possible losses on loans for the nine month periods ended September 30, 1995 and 1994 are summarized as follows (in thousands):

                                                  1995         1994
          Allowance for possible loan losses:
          Balance at beginning of period        $ 2,212      $ 2,250
            Provision charged to
              operating expense                       7           39
            Losses charged off                     <115>        <172>
            Recoveries                               68           77

           Balance at end of period             $ 2,172      $ 2,194




NOTE D:   During May 1993, the Financial Accounting Standards
          Board issued Statements of Financial Accounting Standards
          (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan". This statement was later amended by SFAS No. 118. The statements provide guidance on recognition of impairment of a loan as well as methods for measurement of impairment. SFAS No. 114 and No. 118 were adopted by the Company for the year beginning January 1, 1995. Under the new standard, the recorded investment in impaired loans at September 30, 1995 was $471 thousand. The reserve for impaired loans was $243 thousand at September 30, 1995.









                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile and First National Bank, Brewton. This analysis focuses upon significant changes in financial condition between December 31, 1994 and September 30, 1995 and significant changes in the results of operations for the third quarter of 1995 compared to the third quarter of 1994, as well as significant changes in the results of operations for the two nine month periods ended September 30, 1995 and 1994.
Financial Condition
     Total assets at September 30, 1995 were $240.6 million, an increase of $22.1 million or 10.1 percent from $218.5 million at December 31, 1994. Loan growth of $9.4 million or 7.0 percent and the increase of $10.4 million in federal funds sold were funded primarily by the increase in time deposits.
     Time deposits, consisting of certificates of deposit, increased $11.5 million or 29.2 percent. This increase is due in part to two Bank of Mobile promotions in 1995 aimed at attracting new customers with low balance certificates of deposit. Large denomination time deposits also increased $14.1 million or 63.2 percent. The Company does not actively seek large denomination time deposits as a source of funding and approximately $6 million of the increase in large denomination time deposits is attributable to three short term certificates of deposits purchased by existing customers. Interest bearing demand deposits decreased $7.7 million or 10.4 percent as customers shifted from interest bearing demand deposits to time deposits and other financial instruments in an effort to take advantage of the general rise in interest rates. Core deposits, defined as total deposits less time deposits, decreased by $5.2 million caused primarily by the reduction in interest bearing deposits. Savings deposits grew 7.0 percent to $14.0 million. Short-term borrowing decreased $1.0 million from year-end 1994.
     The Company's equity as a percent of total assets at September 30, 1995 was 11.7 percent, compared to 11.9 percent at December 31, 1994. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for possible loan losses and contingency and capital reserves divided by total assets) was
12.6 percent, compared to 13.0 percent at year-end.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-adjusted" assets in determining "risk-adjusted" capital ratios. The Company's Tier I capital, which is shareholders' equity less certain adjustments, was $26.2 million at December 31, 1994 and $27.7 million at September 30, 1995. Regulatory guidelines disallow a portion of capital created by accounting for income taxes under SFAS No. 109 and all capital created by accounting for securities under SFAS No. 115. Under these guidelines, $388 thousand is disallowed at September 30, 1995 for regulatory capital purposes. Tier II capital, which is Tier I plus the allowable portion of the allowance for possible loan losses, was $28.4 million at December 31, 1994 and $29.9 million at September 30, 1995. The new ratios, expressed as a percent of total risk-adjusted assets for Tier I and Tier II, were 12.63 percent and 13.70 percent, respectively, at December 31, 1994 and 11.66 percent and 12.58 percent, respectively, at September 30, 1995. Both the December 1994 and the September 1995 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for September 30, 1995 are shown below:

                                               September 30
                                                   1995

           Tier I capital--
            Common shareholders' equity         $28,077
            Disallowed portion                     <388>
           Tier I capital                        27,689

          Tier II capital--
            Allowable portion of the allowance
              for possible loan losses            2,172

                Total capital (Tiers I and II)  $29,861


          Risk-adjusted assets                 $237,457
          Quarterly average assets              224,551
          Risk-based capital ratios:
            Tier I capital                        11.66%
            Total capital (Tiers I and II)        12.58%

     The Company declared a regular quarterly dividend of $0.08 per share, payable October 2, 1995, to shareholders of record September 18, 1995.
Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $47.8 million at September 30, 1995. These assets represented 19.9 percent of total assets at quarter end as compared to
16.7 percent at December 31, 1994. The net change in cash and cash equivalents for the nine month period ended September 30, 1995 was an increase of $12.4 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.



Summary of Non-Performing Assets
(Dollars in Thousands)
                                        September 30      December 31,
                                              1995             1994

Accruing loans 90 days or more past due     $   86           $    4
Loans on non-accrual                           525              560
Renegotiated loans                               0                0
     Total non-performing loans                611              564
Other real estate owned                        240              240
     Total non-performing assets            $  851           $  804
Loans 90 days or more past due
  as a percent of loans                       0.06%            --

Total non-performing loans as a
  percent of loans                            0.43%            0.42%

Total non-performing assets as a percent
  of loans and other real estate owned        0.59%            0.60%

     The level of non-performing assets at September 30, 1995 increased $47 thousand from year-end 1994.
     Other real estate owned consists of one property. Because the carrying value of this property approximates the net realizable value, Management does not believe an allowance for possible losses on other real estate owned is necessary.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for possible loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE THIRD QUARTER
    The Company recorded net income of $770 thousand ($0.26 per share) during the third quarter of 1995 compared to net income in the third quarter of 1994 of $693 thousand ($0.23 per share).
     The provision for possible loan losses in the second quarter of 1995 of $4 thousand compared to $19 thousand in 1994. The allowance for possible loan losses at September 30, 1995 and December 31, 1994 as a percent of loans was 1.52 percent and 1.65 percent respectively. The decrease in the allowance for possible loan losses as a percentage of loans was due to loan growth. The allowance for possible loan losses represented 3.55 times non-performing loans at September 30, 1995 and
3.92 times non-performing loans at December 31, 1994. Management reviews the adequacy of the allowance for possible loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for possible loan losses was considered adequate at September 30, 1995.
     Salary and employee benefit expense increased $58 thousand or 5.4 percent, caused primarily by an increase in full time equivalent employees from 142 at September 30, 1994 to 153 at September 30, 1995. Merit increases accounted for the remainder of the increase. Net occupancy expense increased $21 thousand when compared to the same period in 1994, while furniture and equipment expense increased $70 thousand. Most of the increase in furniture and equipment expenses was the result of a one time charge by the Bank of Mobile of expenses associated with the relocation of its main office during the first quarter of 1996.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in third quarter 1995 decreased by $187 thousand or 26.2 percent. The decrease in this category was caused primarily by the refund of FDIC insurance from reduced premium rates.
THE NINE MONTHS
   The Company recorded net income of $2.2 million ($0.75 per share) during the first nine months of 1995 compared to net income in the first nine months of 1994 of $2.1 million ($0.71 per share). Total interest revenue increased by $2.2 million or 19.6 percent due to increased volume in loans as well as an increase in rates charged on loans. Interest expense increased by $1.7 million or 43.9 percent due to the general rise in interest rates and the increase in deposit levels discussed on page 9. Management provided $7 thousand for possible loan losses during the first nine months of 1995 compared to $39 thousand for the first nine months of 1994. Net charge offs during the first nine months of 1995 were $47 thousand compared to $95 thousand in the first nine months of 1994.
     Non-interest revenue was $1.6 million for the first nine months of 1995, compared to $1.7 million for the same period in 1994, a decrease of 4.3 percent. Excluding securities gains and losses, non-interest revenue increased by $6 thousand.
     Non-interest expense in the nine month period was $6.3 million in 1995, an increase of $289 thousand from 1994. Salary and employee benefits increased $263 thousand or 8.5 percent, a combination of merit increase and an increase in staff. Other expense decreased by $183 thousand due to the lowering of FDIC insurance premiums.
     Income tax expense was $1,033 thousand for the first nine months of 1995, compared to $940 thousand for the same period in 1994. The increase in income tax expense in 1995 compared to 1994 resulted primarily from higher levels of pretax income.

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K
   Management filed a Report on Form 8-K dated September 27, 1995 which disclosed a change of independent accountants for the fiscal year ending December 31, 1995.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION

11/13/95                      /s/W. Bibb Lamar, Jr.
                              W. Bibb Lamar, Jr.
                              President


11/13/95                      /s/F. Michael Johnson
                              F. Michael Johnson
                              Executive Vice-President
                              (Principal Financial Officer)