Form 10-K
period 1995-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1996-03-28
CIK 783739

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995
Commission File No. 0-15423
                              __________________

                      SOUTH ALABAMA BANCORPORATION, INC.
           (Exact name of registrant as specified in its charter)

              Delaware                63-0909434
    (State of Incorporation)    (IRS Employer Identification No.)

        100 Saint Joseph Street
        P. O. Box 3067
        Mobile, Alabama  36652            334-431-7800
(Address of principal executive office)  (Telephone Number)

          Securities registered pursuant to Section 12(b) of the
Act:
                                     NONE
          Securities registered pursuant to Section 12(g) of the
Act:
                             COMMON STOCK $.01 PAR
                               (Title of Class)
                             ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 15, 1996 (assuming that all officers, directors and 5% shareholders are affiliates):
$26,372,559

Shares of Common Stock ($.01 Par) outstanding at March 15, 1996:
$3,001,562

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1995 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 1996 annual meeting are incorporated by reference into Part III.

                              Part I

Item 1.  Business

General

     South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of the Bank of Mobile (the "Mobile Bank") headquartered in Mobile, Alabama, and of First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama. South Alabama is a registered bank holding company incorporated under Delaware law in 1985 under the name Mobile National Corporation ("MNC"). On September 30, 1993, the former parent company of the Brewton Bank was merged with and into MNC (the "Merger"), at which time MNC assumed the name South Alabama.

     In 1986, MNC acquired all of the stock of the Mobile Bank, a national banking association which commenced operations in that same year. In 1991, the Mobile Bank converted to a state chartered bank under the laws of the State of Alabama. In 1986, the former parent company of the Brewton Bank acquired all of the stock of the Brewton Bank, a national banking association which commenced operations in 1912 as Farmers and Merchants Bank and is the successor of several state banks.

     South Alabama's corporate headquarters are located at 100
Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiary banks as of December 31, 1995.

                    Brewton Bank    Mobile Bank   South Alabama
                                                  Consolidated

Banking Offices          3               7             10
Employees               67              86            153
Percent of Ownership   100%            100%            -
Loans (Net)         $ 53,702,000     $ 88,101,000  $141,803,000
Investments         $ 40,945,000     $ 21,248,000  $ 62,193,000
Total Assets        $107,265,000     $136,995,000  $244,949,000
Deposits            $ 91,849,000     $118,446,000  $210,092,000
Equity Capital      $ 14,346,000     $ 13,472,000  $ 28,797,000

     South Alabama reviews policy for the banks and coordinates certain of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. South Alabama utilizes the services and capabilities of the staffs of the banks in conducting its business. South Alabama has under consideration the acquisition of additional banks and or the organization of additional subsidiaries to engage in bank related activities, and to that end officers of South Alabama are engaged in general discussions with the principals of other banking organizations from time to time.

Information Incorporated by Reference

     Additional information concerning the business of South
Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 1995 at pages 8-22 and is incorporated herein by reference.

Operations of Subsidiary Banks

     Both the Brewton Bank's and the Mobile Bank's deposits are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, corporate and personal trust services, access to automated teller machines through the Alert System of Alabama Network, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, money orders, letters of credit, foreign transfers and remittances and wire transfers. Mutual funds, annuities and certain insurance products are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. The banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the banks have relationships with correspondent banks to offer additional services which may be requested by their customers. Neither bank currently offers international banking services.

     The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has seven banking offices, three of which are located inside supermarkets within the corporate limits of the City of Mobile. The Mobile Bank has purchased two parcels of land in Baldwin County for future branch expansion.

Market Served

  The Brewton Bank

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Container Corporation of America, employing approximately 600 workers. T.R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 400 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services and the City of Brewton is served by two bus lines. During 1995 announced capital investment in new and expanded industry in Escambia County totalled approximately $14,153, 000, resulting in an announced 262 new jobs according to the Escambia County Industrial Development Authority.

  The Mobile Bank

     The Mobile Bank's principal office is located in downtown Mobile, Alabama, which is situated on the western shore of Mobile Bay, bordering the Gulf of Mexico. The Bank's primary geographic market is comprised of Mobile County and Baldwin County. The population of the Mobile County/Baldwin County market is approximately 501,520 persons according to the Mobile and Baldwin County Chambers of Commerce.

     The economy of Mobile County is primarily industrial in nature. The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years.
The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through itthe City is served by more than 135 steamship lines. During 1995 announced capital investment in new and expanded industry in Mobile County totalled approximately $178,500,000, resulting in an announced 1,137 additional jobs, according to the Mobile Chamber of Commerce.

     The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope and Point Clear) is based mostly on growth as a residential area, although it is also supported by light manufacturing and tourism.

Competition

  The Brewton Bank

     There are three headquartered banks located in the trade area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 23.11 percent. The second and third largest banks in the county have market shares of approximately 20.05 percent and 19.49 percent. Also providing competition are credit unions, finance companies, mortgage companies and securities brokerage firms.

  The Mobile Bank

     The Mobile Bank faces intense competition in its market area. There are currently 16 commercial banks and two savings banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with statewide bank holding companies, each of which has a substantial market share and substantially greater total resources. These competitors have numerous branch offices located throughout the market area. The other commercial banks and savings banks (together with credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices operated by out-of-state banks, and other providers of financial services in the area) also provide significant competition.

Supervision and Regulation

     South Alabama is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors'). The Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. Activities expressly found by the Board of Governors, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as acting as fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, and the leasing of real and personal property, are excepted from this prohibition.

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board approve an acquisition by South Alabama of the voting shares of, or substantially all the assets of, any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located.

     As a registered bank holding company, South Alabama is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Board may also conduct examinations of South Alabama and each of its subsidiaries.

     Subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the acceptance of such stocks or securities as collateral for loans to any borrower. Also, such subsidiaries are generally prohibited from conditioning the extension of credit or other services, or conditioning the lease or sale of property, on the customer's agreement to obtain or furnish some additional credit, property or service from or to such subsidiary or an affiliate.

     As subsidiary banks, both the Brewton Bank and the Mobile Bank are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As a national banking institution, the Brewton Bank is subject to federal banking laws and is subject to supervision and regular examination by the Office of the Comptroller of the Currency. The Mobile Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking and the FDIC.

     Areas subject to regulation include dividend payments, reserves, investments, loans, mergers, issuance of securities, establishment of branches and other aspects ofoperation, including compliance with truth-in-lending and usury laws.

     Because South Alabama is subject to the provisions of the Bank Holding Company Act of 1956, South Alabama and its subsidiaries are affected by the credit policies of the Board of Governors of the Federal Reserve System. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recessions and curb inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open-market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on the payment of interest for certain deposit accounts. The effect of such policies upon the future business and earnings of South Alabama and its subsidiaries cannot be predicted with certainty.


Item 2.  Properties

     South Alabama and the Mobile Bank occupy leased premises located in downtown Mobile, Alabama consisting of a building complex of approximately 30,000 square feet. The primary term of the lease of the building complex expires December 31, 2005. The Bank has an option to extend the term of this lease for three additional terms of five years each.

     In addition to the downtown office, the Mobile Bank operates six full service branch offices at various locations in Mobile County. The banking premises of one branch and the land adjacent to the branch are owned in fee, while five branches, three of which are located inside supermarkets, are leased for varying periods through 1999.

     The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.


Item 3.  Legal Proceedings

     As of the date of this report there were no material pending legal proceedings to which South Alabama or either of the Banks was a party.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.


Optional Item.  Executive Officers of the Registrant

     The following table reflects certain information concerning the executive officers of South Alabama. Each such officer holds his office(s) until the first meeting of the Board of Directors following the annual meeting of stockholders each year, or until a successor is chosen, subject to removal at any time by the Board of Directors. Except as otherwise indicated, no family relationships exist among the executive officers and directors of South Alabama, and no such officer holds his office(s) by virtue of any arrangement or understanding between him and any other person except the Board of Directors.

Name, Age and Office(s) with              Other Positions with
        South Alabama                        South Alabama

J. Stephen Nelson--age 58(1)              Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 52(2)             Director (since 1989)
 President and CEO (since 1989)

W. Gaillard Bixler--age 50(3)             None
 Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 50(4)             None
 Chief Financial Officer & Secretary (since 1993)

Dan Britton--age 49(5)                    None
 Executive Vice President, Trust, First National
 Bank, Brewton (since 1993)

Percy C. Fountain, Jr.--age 51(6)         None
 Executive Vice President, The Bank of Mobile
 (since 1993)

H. Harrell Galloway--age 63(7)            None
 Executive Vice President & Trust Officer, The Bank of Mobile (since 1986)

Bruce C. Finley, Jr.--age 47(8)           None
 Senior Vice President & Senior Lending Officer,
 The Bank of Mobile (since 1993)

Ray H. Miller, III--age 52(9)             None
 Senior Vice President, The Bank of Mobile
 (since 1994)



     (1)  Chairman, since 1993, Chief Executive Officer, since
1984, and Director, since 1979, the Brewton Bank. From 1986 until the Merger, Mr. Nelson was also President and a director of the Brewton Bank's holding company.

     (2) President and Chief Executive Officer, since 1989, the
Mobile Bank. Previously: Executive Vice President of the Mobile
Bank (January-December 1989), and Senior Vice President
(1984-1989) of the Commercial Loan Department of First Alabama
Bank of Mobile (formerly Merchants National Bank).

     (3) President and Chief Operating Officer, since 1993, and Director, since 1991, the Brewton Bank. Previously: Senior Vice President and Senior Loan Officer (1989-Feb. 1993), the Brewton Bank. From 1991 until the Merger, Mr. Bixler was also a director of the Brewton Bank's holding company.

     (4)  Executive Vice President and Cashier, since 1986, the
Mobile Bank. Previously: Executive Vice President (1984-1993) and
Director (1987-1990), MNC and the Mobile Bank.

     (5)  Director, since 1983, the Brewton Bank. Previously:
Senior Vice President and Senior Trust Officer (1988-1992), the
Brewton Bank. From 1986 until the Merger, Mr. Britton was also a director of the Brewton Bank's holding company.

     (6)  Previously: Senior Vice President (1989-1993), the
Mobile Bank and Vice President, Commercial Lending (1987-1989),
AmSouth Bank N.A.

     (7)  Previously: Senior Vice President and Trust Officer
(1983-1986), AmSouth Bank N.A.

     (8)  Previously: Vice President and Senior Lending Officer
(1989-1993), the Mobile Bank, and Vice President, Commercial
Lending (1986-1989), First Alabama Bank of Mobile (formerly
Merchants National Bank).

     (9)  Previously: Director (1991-1994), MNC and the Mobile
Bank, Executive Director, Infiniti of Mobile (1993-1994) and
Senior Vice President of Sales and Marketing (1989-1992), Lerio
Corporation.


                             Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     The information called for by Item 5 is set forth in South
Alabama's Annual Report to Shareholders for the year ended
December 31, 1995 at page 25 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.


Item 6.   Selected Financial Data

     The information called for by Item 6 is set forth in South
Alabama's Annual Report to Shareholders for the year ended
December 31, 1995 at page 24 under the heading "Selected
Financial Data" and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1995 at pages 8-22 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

     The information called for by Item 8, is set forth in South
Alabama's Annual Report to Shareholders for the year ended
December 31, 1995 at page 23 and at pages 26-43 and is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     The disclosure required by this Item has been previously reported in a current report on Form 8-K, dated September 27, 1995, and in the Company's Proxy Statement for the 1996 annual meeting.


                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 1996 annual meeting under the captions "ELECTION OF DIRECTORS" and "VOTING SECURITIES--Director and Officer Securities Reports" and is incorporated herein by reference.


Item 11.  Executive Compensation

     The information called for by Item 11 is set forth in South
Alabama's Proxy Statement for the 1996 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 1996 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Shareholders and Officers" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in South
Alabama's Proxy Statement for the 1996 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.


                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

          Report of Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31,
1995 and 1994.

          Consolidated Statements of Income for the years ended
December 31, 1995, 1994 and 1993.

          Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

     Independent Auditors' Report

(a)           2.    Financial Statement Schedules

               None.

(a)           3.    Exhibits:

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

          .1   Agreement and Plan of Merger, dated as of March
16, 1993, as amended and restated as of July 19, 1993, filed as Exhibit (2).1 to the registrant's Registration Statement on Form S-4 on July 2, 1993 (No. 33-65588), is incorporated herein by reference.

     (3)  Articles of Incorporation and By-Laws.

          .1   Restated Certificate of Incorporation of Mobile
National Corporation, as amended by the Certificate of Amendment to Restated Certificate of Incorporation dated May 15, 1987, filed as Exhibit (3).1 to the registrant's annual report on Form 10-K for the year 1988 (No. 0-15423), is incorporated herein by reference.

          .2   Certificate of Amendment to Restated Certificate
of Incorporation, as amended, dated April 30, 1992, filed as Exhibit (3) .2 to registrant's annual report on Form 10-K for the year 1992 (No. 0-15423), is incorporated herein by reference.

          .3   Certificate of Merger dated September 30, 1993,
amending registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit (3).3 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .4   Bylaws of Mobile National Corporation, amended as
of February 9, 1988, filed as Exhibit (3).2 to the registrant's annual report on Form 10-K for the year 1987 (No. 0-15423), is incorporated herein by reference.

     (4) Instruments defining the rights of security holders, including indentures.

          .1   Specimen of Common Stock Certificate of South
Alabama Bancorporation, Inc., filed as Exhibit (4).2 to the registrant's annual report on Form 10-K for the year 1993
(No.0-15423), is incorporated by reference.

          .2   Restated Certificate of Incorporation, as amended
by the Certificate of Amendment to Restated Certificate of Incorporation dated May 15, 1987, filed as Exhibit (3).1 to the registrant's annual report on Form 10-K for the year 1988
(No.0-15423), is incorporated herein by reference.

          .3   Certificate of Amendment to Restated Certificate
of Incorporation, as amended, dated April 30, 1992, filed as Exhibit (3).2 to registrant's Form 10-K for the year 1992 (No.
0-15423), is incorporated herein by reference.

          .4   Certificate of Merger dated September 30, 1993,
amending registrant's Restated Certificate of
Incorporation, as amended, filed as Exhibit (3).3 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

     (10) Material Contracts.

          .1   Lease, entered into March 11, 1986 between Dauphin
65 Partners, Ltd. and The Bank of Mobile, N.A, filed as Exhibit
(10).3 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

          .2   Lease Renewal and Extension Agreement, dated March
18, 1992, between Dauphin 65 Partners, Ltd. and The Bank of Mobile, filed as Exhibit (10).2 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .3   Lease, entered into September 28, 1990 between Jay
P. Altmayer and AmSouth Bank, N.A. as co-trustees under the will of Marvin C. Altmayer, deceased, and The Bank of Mobile, N.A, filed as Exhibit (10).2 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), is incorporated herein by reference.

          .4   Lease, entered into September 28, 1990 between Jay
P. Altmayer, individually, AmSouth Bank, N.A. as trustee under the will of Claire A. Pollock, deceased, and Jay P. Altmayer and AmSouth Bank, N.A., as co-trustees under the will of Marvin C. Altmayer, deceased, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), is incorporated herein by reference.

          .5   Lease, entered into June 21, 1994 between
Staples-Pake Realty, Inc. and The Bank of Mobile, filed as
Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1994 (No.0-15423), is incorporated herein by reference.

          .6   Sublicense Agreement dated July 18, 1990, between
National Commerce Bancorporation and The Bank of Mobile,
N.A, filed as Exhibit (10).5 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .7   Member Institution Agreement entered into July 25,
1986 between The Bank of Mobile, N.A and Alabama Network, Inc., filed as Exhibit (10).4 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

          .8   *Stock Option Plan of Mobile National Corporation,
filed as Exhibit (10).3 to the registrant's annual report on Form
10-K for the year 1985 (No. 0-15423), is incorporated herein by reference.

          .9   *The Bank of Mobile Retirement Plan (Restated),
dated September 12, 1990, filed as Exhibit (10).8 to the registrant's annual report on Form 10-K for the year 1991 (No.
0-15423), is incorporated herein by reference.

          .10 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

          .11  *Restated Contracts pursuant to Supplement
Retirement Plan of The Bank of Mobile, dated April 1, 1992, filed as Exhibit (10).10 to registrant's Form 10-K for the year 1992
(No. 0-15423), is incorporated herein by reference.

          .12  Agreement and Plan of Merger, dated as of March
16, 1993, between South Alabama Bancorporation, Inc. and Mobile
National Corporation, as amended and restated as of July
19, 1993, filed as Exhibit (10).12 to registrant's Registration
Statement on Form S-4 on July 2, 1993 (No. 33-65588), is incorporated herein by reference.

          .13  *First National Bank Employees' Profit Sharing
Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).12 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

          .14 *First National Bank Employees' Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant's Form 10-K for the year 1993 (No.
0-15423), is incorporated herein by reference.

          .15  Member Institution Agreement entered into February
16, 1988 between First National Bank and Alabama Network,
Inc., filed as Exhibit (10).14 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

               .16  *Split Dollar Insurance Agreements of First
National Bank, filed as Exhibit (10).15 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

               .17  *Deferred Compensation Agreements of First
National Bank, filed as Exhibit (10).16 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .18  *South Alabama Bancorporation 1993 Incentive
Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 is filed as Exhibit (10).18.

          .19 Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .20  Lease, entered into April 17, 1995 between
Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of
Mobile, filed as Exhibit (10).2 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .21 Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .22 Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .23 *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb
Lamar, Jr.

          .24 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and
J. Stephen Nelson.

          .25 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1995.


     (13) Annual report to security holders.

          .1   1995 Annual Report of South Alabama
Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

     (21) Subsidiaries of the registrant.

          .1   Subsidiaries of South Alabama Bancorporation,
Inc., filed as Exhibit (21).1 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423) is incorporated herein by reference.
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION, INC.



                              By:  s/ F. Michael Johnson
                                      F. Michael Johnson
                                   Chief Financial Officer
                                   and Secretary


Dated:  March 25, 1996.     Pursuant to the requirements of the Securities
Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                          Title                     Date




s/W. Bibb Lamar, Jr.          Director, President and   03/22/96
W. Bibb Lamar, Jr.            CEO (Principal
                              Executive Officer

s/F. Michael Johnson          Chief Financial Officer   03/25/96
F. Michael Johnson            and Secretary
                              Principal financial and
                              accounting officer

s/Stephen G. Crawford         Director                  03/19/96
Stephen G. Crawford

David C. De Laney             Director

s/Lowell J. Friedman          Director                  03/22/96
Lowell J. Friedman


Broox G. Garrett, Jr.         Director

s/James P. Hayes, Jr.         Director                  03/18/96
James P. Hayes, Jr.

Clifton C. Inge               Director

s/Thomas E. McMillan, Jr.     Director                  03/18/96
Thomas E. McMillan, Jr.

s/J. Richard Miller, III      Director                  03/18/96
J. Richard Miller, III

s/J. Stephen Nelson           Director and Chairman     03/18/96
J. Stephen Nelson

s/Earl H. Weaver              Director                  03/18/96
Earl H. Weaver








                                      Commission File No. 0-15423


                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K







                         _______________

        Annual Report Pursuant to Section 13 or 15 of the
                 Securities Exchange Act of 1934
             for Fiscal Year Ended December 31, 1995

                         _______________









                SOUTH ALABAMA BANCORPORATION, INC.



            Financial Statement Schedules and Exhibits
(a)           2.    Financial Statement Schedules

               None.

(a)           3.    Exhibits:

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

          .1   Agreement and Plan of Merger, dated as of March
16, 1993, as amended and restated as of July 19, 1993, filed as Exhibit (2).1 to the registrant's Registration Statement on Form S-4 on July 2, 1993 (No. 33-65588), is incorporated herein by reference.

     (3)  Articles of Incorporation and By-Laws.

          .1   Restated Certificate of Incorporation of Mobile
National Corporation, as amended by the Certificate of Amendment to Restated Certificate of Incorporation dated May 15, 1987, filed as Exhibit (3).1 to the registrant's annual report on Form 10-K for the year 1988 (No. 0-15423), is incorporated herein by reference.

          .2   Certificate of Amendment to Restated Certificate
of Incorporation, as amended, dated April 30, 1992, filed as Exhibit (3) .2 to registrant's annual report on Form 10-K for the year 1992 (No. 0-15423), is incorporated herein by reference.

          .3   Certificate of Merger dated September 30, 1993,
amending registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit (3).3 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .4   Bylaws of Mobile National Corporation, amended as
of February 9, 1988, filed as Exhibit (3).2 to the registrant's annual report on Form 10-K for the year 1987 (No. 0-15423), is incorporated herein by reference.

     (4) Instruments defining the rights of security holders, including indentures.

          .1   Specimen of Common Stock Certificate of South
Alabama Bancorporation, Inc., filed as Exhibit (4).2 to the registrant's annual report on Form 10-K for the year 1993
(No.0-15423), is incorporated by reference.

          .2   Restated Certificate of Incorporation, as amended
by the Certificate of Amendment to Restated Certificate of Incorporation dated May 15, 1987, filed as Exhibit (3).1 to the registrant's annual report on Form 10-K for the year 1988
(No.0-15423), is incorporated herein by reference.

          .3   Certificate of Amendment to Restated Certificate
of Incorporation, as amended, dated April 30, 1992, filed as Exhibit (3).2 to registrant's Form 10-K for the year 1992 (No.
0-15423), is incorporated herein by reference.

          .4   Certificate of Merger dated September 30, 1993,
amending registrant's Restated Certificate of
Incorporation, as amended, filed as Exhibit (3).3 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

     (10) Material Contracts.

          .1   Lease, entered into March 11, 1986 between Dauphin
65 Partners, Ltd. and The Bank of Mobile, N.A, filed as Exhibit
(10).3 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

          .2   Lease Renewal and Extension Agreement, dated March
18, 1992, between Dauphin 65 Partners, Ltd. and The Bank of Mobile, filed as Exhibit (10).2 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .3   Lease, entered into September 28, 1990 between Jay
P. Altmayer and AmSouth Bank, N.A. as co-trustees under the will of Marvin C. Altmayer, deceased, and The Bank of Mobile, N.A, filed as Exhibit (10).2 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), is incorporated herein by reference.

          .4   Lease, entered into September 28, 1990 between Jay
P. Altmayer, individually, AmSouth Bank, N.A. as trustee under the will of Claire A. Pollock, deceased, and Jay P. Altmayer and AmSouth Bank, N.A., as co-trustees under the will of Marvin C. Altmayer, deceased, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), is incorporated herein by reference.

          .5   Lease, entered into June 21, 1994 between
Staples-Pake Realty, Inc. and The Bank of Mobile, filed as
Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1994 (No.0-15423), is incorporated herein by reference.

          .6   Sublicense Agreement dated July 18, 1990, between
National Commerce Bancorporation and The Bank of Mobile,
N.A, filed as Exhibit (10).5 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .7   Member Institution Agreement entered into July 25,
1986 between The Bank of Mobile, N.A and Alabama Network, Inc., filed as Exhibit (10).4 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

          .8   *Stock Option Plan of Mobile National Corporation,
filed as Exhibit (10).3 to the registrant's annual report on Form
10-K for the year 1985 (No. 0-15423), is incorporated herein by reference.

          .9   *The Bank of Mobile Retirement Plan (Restated),
dated September 12, 1990, filed as Exhibit (10).8 to the registrant's annual report on Form 10-K for the year 1991 (No.
0-15423), is incorporated herein by reference.

          .10 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

          .11  *Restated Contracts pursuant to Supplement
Retirement Plan of The Bank of Mobile, dated April 1, 1992, filed as Exhibit (10).10 to registrant's Form 10-K for the year 1992
(No. 0-15423), is incorporated herein by reference.

          .12  Agreement and Plan of Merger, dated as of March
16, 1993, between South Alabama Bancorporation, Inc. and Mobile
National Corporation, as amended and restated as of July
19, 1993, filed as Exhibit (10).12 to registrant's Registration
Statement on Form S-4 on July 2, 1993 (No. 33-65588), is incorporated herein by reference.

          .13  *First National Bank Employees' Profit Sharing
Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).12 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

          .14 *First National Bank Employees' Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant's Form 10-K for the year 1993 (No.
0-15423), is incorporated herein by reference.

          .15  Member Institution Agreement entered into February
16, 1988 between First National Bank and Alabama Network,
Inc., filed as Exhibit (10).14 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

               .16  *Split Dollar Insurance Agreements of First
National Bank, filed as Exhibit (10).15 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

               .17  *Deferred Compensation Agreements of First
National Bank, filed as Exhibit (10).16 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .18  *South Alabama Bancorporation 1993 Incentive
Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 is filed as Exhibit (10).18.

          .19 Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .20  Lease, entered into April 17, 1995 between
Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of
Mobile, filed as Exhibit (10).2 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .21 Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .22 Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .23 *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb
Lamar, Jr.

          .24 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and
J. Stephen Nelson.

          .25 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1995.


     (13) Annual report to security holders.

          .1   1995 Annual Report of South Alabama
Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

     (21) Subsidiaries of the registrant.

          .1   Subsidiaries of South Alabama Bancorporation,
Inc., filed as Exhibit (21).1 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423) is incorporated herein by reference.