Form 10-Q
period 1996-03-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1996-05-15
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended March 31, 1996.  Commission file #0-15423

                     SOUTH ALABAMA BANCORPORATION,INC.
          (Exact name of registrant as specified in its charter)

     Delaware                                63-0909434
(State or other jurisdiction of           (I.R.S. employer
 incorporation or organization)             Identification Number)

 100 St. Joseph Street, Mobile, Alabama         36602
(Address of principal executive offices)      (Zip Code)

                              (334) 431-7800
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at March 31,:
3,001,563
                               Page 1 of 15

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          March 31, 1996 and December 31, 1995                  3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1996 and 1995            4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1996 and 1995            5

          Notes to Consolidated Financial Statements
          March 31, 1996                                      6-8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                         9-15

PART II.  Other Information                                    15

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                         March 31,  December 31,
                                            1996           1995
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 12,411     $ 15,604
Federal Funds Sold                          11,350       16,800

       Total Cash and Cash Equivalents      23,761       32,404
Interest Bearing Deposits                      400          652
Securities Available for Sale (at Market)   45,136       40,752
Securities Held to Maturity                 20,255       21,441
 (Market value of $20,353 and $21,664,
  respectively)

Loans                                      144,362      144,147
Less: Unearned Loan Income                    <109>        <122>
      Allowance for Loan Losses             <1,925>      <2,222>
      Loans, Net                           142,328      141,803

Premises and Equipment                       5,383        4,585
Other Real Estate Owned,Net                    308          308
Accrued Income Receivable                    2,252        2,377
Deferred Tax Asset                             630          462
Other Assets                                   329          165
     Total                                $240,782     $244,949

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 39,295     $ 42,086
Interest Bearing Demand Deposits            73,225       73,623
Savings Deposits                            13,803       12,699
Large Denomination Time Deposits
 (of $100 or more)                          27,441       30,184
Time Deposits                               53,055       51,500
     Total Deposits                        206,819      210,092
Short-Term Borrowing                         2,925        4,050
Other Liabilities                            2,223        2,010
     Total Liabilities                     211,967      216,152
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  4,500
  Shares Outstanding 3,002                      30           30
Capital Surplus                             16,538       16,538
Retained Earnings                           12,124       11,671
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           123          558
     Total Shareholders' Equity             28,815       28,797

     Total                                $240,782     $244,949
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                                    Three Months Ended March 31
                                         1996        1995
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 3,389      $ 3,190
  Investments:Taxable                          857          841
              Non-Taxable                      192          172
  Other                                        192           18
                 Total Interest Revenue      4,630        4,221

Interest Expense:
  Deposits                                   1,905        1,526
  Other                                         42           75
          Total Interest Expense             1,947        1,601

Net Interest Revenue                         2,683        2,620
Provision for Loan Losses                      101            0
Net Interest Revenue After Provision
  for Loan Losses                            2,582        2,620

Non-Interest Revenue:
  Trust Department Income                      274          244
  Service Charges on Deposit Accounts          210          204
  Securities Gains and Losses,net              111            5
  Other Income, Charges and Fees                75           60
            Total                              670          513

Non-Interest Expense:
  Salaries                                     915          849
  Pensions and Employee Benefits               247          235
  Net Occupancy Expense                        155          143
  Furniture and Equipment Expense              190          190
  Other Expense                                648          664
          Total                              2,155        2,081

Income Before Income Taxes                   1,097        1,052
Income Tax Expense                             343          334
Net Income                                  $  754      $   718

Earnings Per Common Share                   $ 0.25      $   .24
Average Shares Outstanding (000's)           3,002        2,999

  (See accompanying notes to consolidated financial statements.)







            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         Three Months Ended March 31,
                                             1996      1995
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $   754      $   718
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                215          261
  Provision for loan losses                    101            0
  Securities gains and losses,net             <111>          <5>
  (Increase) decrease in:
    Deferred tax asset                          77          <85>
    Income receivable                          125            6
    Other assets                              <164>        <300>
  Increase (decrease) in other liabilities     213          540
Net cash provided by operating activities    1,210        1,135
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                   252            2
  Net increase in loans                       <626>      <4,083>
  Purchase of premises and equipment          <952>         <79>
  Net decrease in other real estate owned        0            0
  Proceeds from sale of securities
   available for sale                        3,581          510
  Proceeds from maturities of investments    2,161          650
  Purchase of investments                   <9,571>        <508>
Net cash used in investing activities       <5,155>      <3,508>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       <3,273>      <1,403>
  Net increase (decrease) in short-
    term borrowing                          <1,125>         831
  Dividends paid                              <300>        <240>
Net cash used in financing activities       <4,698>        <812>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <8,643>      <3,185>
Cash and cash equivalents at beginning
  of period                                 32,404       16,299
Cash and cash equivalents at end of
  period                                   $23,761      $13,114
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 1,936      $ 1,474
  Income taxes paid in cash                     60          266
Supplemental schedule of noncash
  investing and financing activities:
  Other real estate acquired in
    settlement of loans                    $     0      $     0

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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995.

NOTE B: Per Share data is computed on the basis of the weighted average number of shares of common stock outstanding during the period. The dilutive effect of stock options is not material.


NOTE C: The allowance for losses on loans for the three month periods ended March 31, 1996 and 1995 are summarized as follows (in thousands):

                                                  1996         1995
          Allowance for loan losses:
          Balance at beginning of period        $ 2,222      $ 2,212
            Provision charged to
              operating expense                     101            0
            Losses charged off                     <424>         <26>
            Recoveries                               26           19

           Balance at end of period             $ 1,925      $ 2,205



NOTE D:   During May 1993, the Financial Accounting Standards
          Board issued Statements of Financial Accounting Standards
          (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan". This statement was later amended by SFAS No. 118. The statements provide guidance on recognition of impairment of a loan as well as methods for measurement of impairment. SFAS No. 114 and No. 118 were adopted by the Company for the year beginning January 1, 1995. Although there was no effect upon net income upon adoption of the new standard, the recorded investment in impaired loans at March 31, 1996 was $634 thousand. The reserve for impaired loans was $317 thousand at March 31, 1996. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was approximately $637 thousand.



          NOTE E:    On April 29, 1996, the Company announced that a merger was being negotiated with First Monco Banshares, Inc., parent company of Monroe County Bank. The Company expects to issue shares of common stock for all the outstanding common stock of First Monco Banshares.







                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile and First National Bank, Brewton. This analysis focuses upon significant changes in financial condition between December 31, 1995 and March 31, 1996 and significant changes for the two three-month periods ended March 31, 1996 and 1995.
Financial Condition
     Total assets at March 31, 1996 were $240.8 million, a decrease of $4.2 million or 1.7 percent from $244.9 million at December 31, 1995. Cash and cash equivalents decreased $8.6 million due primarily to the decrease in deposits of $3.3 million and to the net increase in investment securities of $3.2 million, or 5.1 percent.
     Time deposits, consisting of certificates of deposit, increased $1.6 million or 3.0 percent. Large denomination time deposits decreased $2.7 million or 9.1 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $2.8 million or 6.6 percent while interest bearing demand deposits remained relatively unchanged. Core deposits, defined as total deposits less time deposits, decreased by $2.1 million caused primarily by the reduction in non-interest bearing deposits. Savings deposits grew 8.7 percent to $13.8 million. Short-term borrowing decreased $1.1 million from year-end 1995.
     The Company's equity as a percent of total assets at March 31, 1996 was 12.0 percent, compared to 11.8 percent at December 31, 1995. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.8 percent, compared to 12.7 percent at year-end.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-adjusted" assets in determining "risk-adjusted" capital ratios. The Company's Tier I capital, which is shareholders' equity less certain adjustments, was $28.2 million at December 31, 1995 and $28.7 million at March 31, 1996. Regulatory guidelines disallow a portion of capital created by accounting for income taxes under SFAS No. 109 and all capital created by accounting for securities under SFAS No. 115. Under these guidelines, $123 thousand is disallowed at March 31, 1996 for regulatory capital purposes. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $30.5 million at December 31, 1995 and $30.6 million at March 31, 1996. The new ratios, expressed as a percent of total risk-adjusted assets for Tier I and Tier II, were 11.39 percent and 12.28 percent, respectively, at December 31, 1995 and 11.92 percent and 12.72 percent, respectively, at March 31, 1996. Both the December 1995 and the March 1996 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for March 31, 1996 are shown below:


                                                 March 31
                                                   1996

           Tier I capital--
            Common shareholders' equity         $28,815
            Disallowed portion                     <123>
           Tier I capital                        28,692

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     1,925

                Total capital (Tiers I and II)  $30,617


          Risk-adjusted assets                 $240,767
          Quarterly average assets              241,335
          Risk-based capital ratios:
            Tier I capital                        11.92%
            Total capital (Tiers I and II)        12.72%

     The Company declared a regular quarterly dividend of $0.10 per share, payable April 1, 1996, to shareholders of record March 18, 1996. Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $47.6 million at March 31, 1996. These assets represented 19.8 percent of total assets at quarter end as compared to
21.0 percent at December 31, 1995. The net change in cash and cash equivalents for the three month period ended March 31, 1996 was a decrease of $8.6 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

Summary of Non-Performing Assets
(Dollars in Thousands)
                                            March 31      December 31,
                                              1996             1995

Accruing loans 90 days or more past due     $    7           $   62
Loans on non-accrual                           634              490
Renegotiated loans                               0                0
     Total non-performing loans                641              552
Other real estate owned                        308              308
     Total non-performing assets            $  949           $  860
Loans 90 days or more past due
  as a percent of loans                       0.00%            0.04%

Total non-performing loans as a
  percent of loans                            0.44%            0.38%

Total non-performing assets as a percent
  of loans and other real estate owned        0.66%            0.60%

     The level of non-performing assets at March 31, 1996 increased $89 thousand from year-end 1995.
     Other real estate owned consists of two properties. Because the carrying values of these properties approximate the net realizable values, Management does not believe an allowance for losses on other real estate owned is necessary.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE FIRST QUARTER
    The Company recorded net income of $754 thousand ($0.25 per share) during the first quarter of 1996 compared to net income in the first quarter of 1995 of $718 thousand ($0.24 per share). Total interest revenue increased by $409 thousand or 9.7 percent due to increased volume in loans as well as an increase in rates charged on loans. Interest expense increased by $346 thousand or 21.6 percent due to the general rise in interest rates and the increase in deposit levels. Management provided $101 thousand for loan losses during the first three months of 1996 compared to no provision for the first three months of 1995. Net charge offs during the first three months of 1996 were $398 thousand compared to $7 thousand in the first three months of 1995. Included in net charge offs in the first quarter of 1996 were charged off loans to an individual of $75 thousand and charged off loans to a commercial customer of $304 thousand. Management does not feel that these charge offs are indicative of a deterioration in the quality of the loan portfolio. The allowance for loan losses at March 31, 1996 and December 31, 1995 as a percent of loans was 1.33 percent and 1.54 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first quarter of 1996. The allowance for loan losses represented 3.00 times non-performing loans at March 31, 1996 and 4.03 times non-performing loans at December 31, 1995. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at March 31, 1996.
     Non-interest revenue was $670 thousand for the first three months of 1996, compared to $513 thousand for the same period in 1995, an increase of 30.6 percent. Excluding securities gains and losses, non-interest revenue increased by $51 thousand.
     Salary and employee benefit expense increased $78 thousand or 7.2 percent, caused by an increase in full time equivalent employees from 151 at March 31, 1995 to 153 at March 31, 1996 and by merit increases. Net occupancy expense increased $12 thousand when compared to the same period in 1995, while furniture and equipment expense remained unchanged.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 1996 decreased by $16 thousand or 2.4 percent.
     Income tax expense was $343 thousand for the first three months of 1996, compared to $334 thousand for the same period in 1995. The increase in income tax expense in 1996 compared to 1995 resulted primarily from higher levels of pretax income.

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

(b)Reports on Form 8-K
   There were no reports filed of Form 8-K for the three month period ended March 31, 1996.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SOUTH ALABAMA BANCORPORATION

05/15/1996                    /s/ W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President


05/15/1996                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Executive Vice-President
                              (Principal Financial Officer)