Form 10-Q
period 1996-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1996-08-13
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1996.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at June 30,
1996:  3,001,563
                               Page 1 of 17

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          June 30, 1996 and December 31, 1995                  3

          Consolidated Statements of Operations
          Six Months Ended June 30, 1996 and 1995              4

          Consolidated Statements of Operations
          Three Months Ended June 30, 1996 and 1995            5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995              6

          Notes to Consolidated Financial Statements
          June 30, 1996                                      7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9-16

PART II.  Other Information                                16-17

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                          June 30,  December 31,
                                            1996           1995
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 11,700     $ 15,604
Federal Funds Sold                           3,400       16,800

       Total Cash and Cash Equivalents      15,100       32,404
Interest Bearing Deposits                      400          652
Securities Available for Sale (at Market)   47,563       40,752
Securities Held to Maturity                 20,822       21,441
 (Market value of $20,861 and $21,664,
  respectively)

Loans                                      150,268      144,147
Less: Unearned Loan Income                    <113>        <122>
      Allowance for Loan Losses             <1,957>      <2,222>
      Loans, Net                           148,198       141,803

Premises and Equipment                       5,520        4,585
Other Real Estate Owned,Net                      0          308
Accrued Income Receivable                    2,543        2,377
Deferred Tax Asset                             896          462
Other Assets                                   476          165
     Total                                $241,518     $244,949

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 38,400     $ 42,086
Interest Bearing Demand Deposits            72,670       73,623
Savings Deposits                            14,376       12,699
Large Denomination Time Deposits
 (of $100 or more)                          28,956       30,184
Time Deposits                               53,181       51,500
     Total Deposits                        207,583      210,092
Short-Term Borrowing                         3,239        4,050
Other Liabilities                            1,821        2,010
     Total Liabilities                     212,643      216,152
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  4,500,000
  Shares Outstanding 3,001,563                  30           30
Capital Surplus                             16,538       16,538
Retained Earnings                           12,609       11,671
Net Unrealized Gain (Loss) on Securities
  Available for Sale                          (302)         558
     Total Shareholders' Equity             28,875       28,797

     Total                                $241,518     $244,949
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Six Months Ended June 30
                                             1996         1995
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 6,846      $ 6,584
  Investments:Taxable                        1,717        1,665
              Non-Taxable                      406          342
  Other                                        278          130
          Total Interest Revenue             9,247        8,721

Interest Expense:
  Deposits                                   3,729        3,332
  Other                                         81          119
          Total Interest Expense             3,810        3,451

Net Interest Revenue                         5,437        5,270
Provision for Loan Losses                      131            3
Net Interest Revenue After Provision
  for Loan Losses                            5,306        5,267

Non-Interest Revenue:
  Trust Department Income                      548          483
  Service Charges on Deposit Accounts          435          420
  Securities Gains and Losses,net              103           51
  Gain on sale of other real estate owned       18            0
  Other Income, Charges and Fees               170          134
          Total Non-Interest Revenue         1,274        1,088

Non-Interest Expense:
  Salaries                                   1,888        1,752
  Pensions and Employee Benefits               498          461
  Net Occupancy Expense                        317          297
  Furniture and Equipment Expense              387          380
  Other Expense                              1,253        1,320
          Total Non-Interest Expense         4,343        4,210

Income Before Income Taxes                   2,237        2,145
Income Tax Expense                             698          667
Net Income                                  $1,539      $ 1,478

Earnings Per Common Share                   $ 0.51      $   .49
Average Shares Outstanding (000's)           3,002        2,999

  (See accompanying notes to consolidated financial statements.)




            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended June 30
                                              1996        1995
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 3,457      $ 3,394
  Investments:Taxable                          860          824
              Non-Taxable                      214          170
  Other                                         86          112
          Total Interest Revenue             4,617        4,500

Interest Expense:
  Deposits                                   1,824        1,823
  Other                                         39           27
          Total Interest Expense             1,863        1,850

Net Interest Revenue                         2,754        2,650
Provision for Loan Losses                       30            3
Net Interest Revenue After Provision
  for Loan Losses                            2,724        2,647

Non-Interest Revenue:
  Trust Department Income                      274          239
  Service Charges on Deposit Accounts          225          216
  Securities Gains and Losses,net               (8)          46
  Gain on sale of other real estate owned       18            0
  Other Income, Charges and Fees                95           74
          Total Non-Interest Revenue           604          575

Non-Interest Expense:
  Salaries                                     973          903
  Pensions and Employee Benefits               251          226
  Net Occupancy Expense                        162          154
  Furniture and Equipment Expense              197          190
  Other Expense                                605          656
          Total Non-Interest Expense         2,188        2,129

Income Before Income Taxes                   1,140        1,093
Income Tax Expense                             355          333
Net Income                                  $  785      $   760

Earnings Per Common Share                   $ 0.26      $   .25
Average Shares Outstanding (000's)           3,002        2,999


  (See accompanying notes to consolidated financial statements.)






            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                      Six Months Ended June 30,
                                             1996      1995
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 1,539      $ 1,478
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                417          301
  Provision for loan losses                    131            3
  Securities gains and losses,net             <103>         <51>
  Gain on sale of other real estate owned      <18>           0
  (Increase) decrease in:
    Deferred tax asset                          75          291
    Income receivable                         <166>         <80>
    Other assets                              <311>        <338>
  Increase (decrease) in other liabilities    <189>         475
Net cash provided by operating activities    1,375        2,079
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                   252            4
  Net increase in loans                     <6,526>      <7,373>
  Purchase of premises and equipment        <1,245>        <109>
  Net decrease in other real estate owned      326            0
  Proceeds from sale of securities
   available for sale                        4,780          561
  Proceeds from maturities of investments    4,598        3,086
  Purchase of investments                  <16,944>      <1,842>
Net cash used in investing activities      <14,759>      <5,673>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       <2,509>       9,038
  Net increase (decrease) in short-
    term borrowing                            <811>        <669>
  Dividends paid                              <600>        <480>
Net cash used in financing activities       <3,920>       7,889
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <17,304>       4,295
Cash and cash equivalents at beginning
  of period                                 32,404       16,299
Cash and cash equivalents at end of
  period                                   $15,100      $20,594
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 3,859      $ 3,141
  Income taxes paid in cash                    840          660


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



NOTE C: The allowance for losses on loans for the six month periods ended June 30, 1996 and 1995 are summarized as follows (in thousands):

                                                  1996         1995
          Allowance for loan losses:
          Balance at beginning of period        $ 2,222      $ 2,212
            Provision charged to
              operating expense                     131            3
            Losses charged off                     <458>         <51>
            Recoveries                               62           44

           Balance at end of period             $ 1,957      $ 2,208

NOTE D:   During May 1993, the Financial Accounting Standards
          Board issued Statements of Financial Accounting Standards
          (SFAS) No. 114, "Accounting by Creditors for the Impairment of a Loan". This statement was later amended by SFAS No. 118. The statements provide guidance on recognition of impairment of a loan as well as methods for measurement of impairment. SFAS No. 114 and No. 118 were adopted by the Company for the year beginning January 1, 1995. Under the new standard, the recorded investment in impaired loans at June 30, 1996 was $785 thousand. The reserve for impaired loans was $293 thousand at June 30, 1996.
          NOTE E:   On May 31, 1996, the Company announced that a merger
          agreement had been executed with First Monco Bancshares, Inc., parent company of Monroe County Bank, Monroeville, Alabama. The Company expects that the merger transaction will be consummated on or about December 31, 1996, at which time it will issue shares of common stock for all outstanding common stock of First Monco Bancshares.


           Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile and First National Bank, Brewton. This analysis focuses upon significant changes in financial condition between December 31, 1995 and June 30, 1996 and significant changes for the two three month periods ended June 30, 1996 and 1995, as well as significant changes in the results of operation for the two six month periods ending June 30, 1996 and 1995.
Financial Condition
     Total assets at June 30, 1996 were $241.5 million, a decrease of $3.4 million or 1.4 percent from $244.9 million at December 31, 1995. Cash and cash equivalents decreased $17.3 million due primarily to the decrease in deposits of $2.5 million, or 1.2 percent, to the increase in investment securities of $6.2 million, or 10.0 percent, and to the increase in loans of $6.1 million or 4.2 percent.
     Time deposits, consisting of certificates of deposit, increased $1.7 million or 3.3 percent. Large denomination time deposits decreased $1.2 million or 4.1 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $3.7 million or 8.8 percent while interest bearing demand deposits decreased $1.0 million, or 1.3 percent. Core deposits, defined as total deposits less time deposits, decreased by $3.0 million, caused primarily by the reduction in non-interest bearing deposits. Savings deposits grew 13.2 percent to $14.4 million. Short-term borrowing decreased $811 thousand from year-end 1995.
     The Company's equity as a percent of total assets at June 30, 1996 was 12.0 percent, compared to 11.8 percent at December 31, 1995. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.8 percent, compared to 12.7 percent at year-end.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-adjusted" assets in determining "risk-adjusted" capital ratios. The Company's Tier I capital, which is shareholders' equity less certain adjustments, was $28.2 million at December 31, 1995 and $29.2 million at June 30, 1996. Regulatory guidelines disallow a portion of capital created by accounting for income taxes under SFAS No. 109 and all capital created by accounting for securities under SFAS No. 115. Under these guidelines, $302 thousand is included at June 30, 1996 for regulatory capital purposes. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $30.5 million at December 31, 1995 and $31.1 million at June 30, 1996. The ratios, expressed as a percent of total risk-adjusted assets for Tier I and Tier II, were 11.39 percent and 12.28 percent, respectively, at December 31, 1995, and 11.95 percent and 12.75 percent, respectively, at June 30, 1996. Both the December 1995 and the June 1996 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for June 30, 1996 are shown below:



                                                  June 30,
                                                   1996

           Tier I capital--
            Common shareholders' equity         $28,875
            Net unrealized Gain (Loss) on
             Securities Available for Sale          302
           Tier I capital                        29,177

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     1,957

                Total capital (Tiers I and II)  $31,134


          Risk-adjusted assets                 $244,180
          Quarterly average assets              240,084
          Risk-based capital ratios:
            Tier I capital                        11.95%
            Total capital (Tiers I and II)        12.75%

     The Company declared a regular quarterly dividend of $0.10 per share, payable July 1, 1996, to shareholders of record June 17, 1996. Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $40.9 million at June 30, 1996. These assets represented 16.9 percent of total assets at quarter end as compared to
21.0 percent at December 31, 1995. The net change in cash and cash equivalents for the six month period ended June 30, 1996 was a decrease of $17.3 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.


















Summary of Non-Performing Assets
(Dollars in Thousands)
                                             June 30,     December 31,
                                              1996             1995

Accruing loans 90 days or more past due     $  125           $   62
Loans on non-accrual                           660              490
Renegotiated loans                               0                0
     Total non-performing loans                785              552
Other real estate owned                          0              308
     Total non-performing assets            $  785           $  860
Loans 90 days or more past due
  as a percent of loans                       0.08%            0.04%

Total non-performing loans as a
  percent of loans                            0.52%            0.38%

Total non-performing assets as a percent
  of loans and other real estate owned        0.52%            0.60%

     While non-performing loans increased by $233 thousand for year-end 1995, total non-performing assets at June 30, 1996 decreased $75 thousand from year-end 1995.
     The Company currently holds no properties in other real estate owned.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE SECOND QUARTER
    The Company recorded net income of $785 thousand, or $0.26 per share during the second quarter of 1996 compared to net income in the second quarter of 1995 of $760 thousand, or $0.25 per share. Total interest revenue increased by $117 thousand or 2.6 percent primarily due to increased volume in loans. Interest expense increased by $13 thousand or 0.7 percent due to the general rise in interest rates and the increase in deposit levels. Management provided $30 thousand for loan losses during the second quarter months of 1996 compared to a $3 thousand provision for the second quarter of 1995. Net charge offs during the first six months of 1996 were $396 thousand compared to $7 thousand in the first six months of 1995. Included in net charge offs in the first six months of 1996 were charged off loans to an individual of $75 thousand and charged off loans to a commercial customer of $304 thousand. The allowance for loan losses at June 30, 1996 and December 31, 1995 as a percent of loans was 1.30 percent and 1.54 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first six months of 1996. The allowance for loan losses represented 2.49 times non-performing loans at June 30, 1996 and 4.03 times non-performing loans at December 31, 1995. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at June 30, 1996.
     Non-interest revenue was $604 thousand for the second quarter of 1996, compared to $575 thousand for the same period in 1995, an increase of 5.0 percent. Excluding securities gains and losses and the gain on sale of other real estate owned, non-interest revenue increased by $65 thousand.
     Salary and employee benefit expense increased $95 thousand or 8.4 percent, caused by an increase in full time equivalent employees from 154 at June 30, 1995 to 159 at June 30, 1996 and by merit increases.
Net occupancy expense increased $8 thousand when compared to the same period in 1995, while furniture and equipment expense increased $7 thousand.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 1996 decreased by $51 thousand or 7.8 percent.
     Income tax expense was $355 thousand for the second quarter of 1996, compared to $333 thousand for the same period in 1995. The increase in income tax expense in 1996 compared to 1995 resulted primarily from higher levels of pretax income.
THE SIX MONTHS
   The Company recorded net income of $1.5 million, or $0.51 per share during the first six months of 1996 compared to net income in the first six months of 1995 of $1.5 million, or $0.49 per share. Total interest revenue increased by $526 thousand or 6.0 percent due to increased volume in loans and investment securities. Interest expense increased by $359 thousand or 10.4 percent due to the general rise in interest rates and the increase in deposit levels. Management provided $131 thousand for loan losses during the first six months of 1996 compared to $3 thousand for the first six months of 1995.
     Non-interest revenue was $1.3 million for the first six months of 1996, compared to $1.1 million for the same period in 1995, an increase of 17.1 percent. Excluding securities gains and losses and the gain on sale of other real estate owned, non-interest revenue increased by $116 thousand.
     Non-interest expense in the six month period was $4.3 million in 1996, an increase of $133 thousand from 1995. Salary and employee benefits increased $173 thousand or 7.8 percent, a combination of merit increases and an increase in staff. Other expense decreased by $67 thousand.
     Income tax expense was $698 thousand for the first six months of 1996, compared to $667 thousand for the same period in 1995. The increase in income tax expense in 1996 compared to 1995 resulted primarily from higher levels of pretax income.


Item 4. Submission of Matters to a Vote of Security Holders
The stockholders approved, during the annual meeting on May 9, 1996, the Election of the Directors. A total of 2,594,181 shares of Common Stock, or 86.42 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:










                                       16

                        Votes in   Votes                Broker
Nominee                 Favor      Against  Abstaining  Non-Votes
Stephen G. Crawford     2,594,181      0         0          916
David C. DeLaney        2,594,181      0         0          916
Lowell J. Friedman      2,593,881    300         0          916
Broox G. Garrett, Jr.   2,594,181      0         0          916
James P. Hayes, Jr.     2,594,181      0         0          916
Clifton C. Inge         2,593,281    900         0          916
W. Bibb Lamar, Jr.      2,594,181      0         0          916
Thomas E. McMillan, Jr. 2,594,181      0         0          916
J. Richard Miller, III  2,594,181      0         0          916
J. Stephen Nelson       2,594,181      0         0          916
Earl H. Weaver          2,594,181      0         0          916


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        (10) Material Contracts

               .1  Retirement Plan for Employees of South Alabama
Bancorporation entered into December 13, 1994 is filed as Exhibit 10.1 hereto.

(b)     Reports on Form 8-K

   There were no reports filed of Form 8-K for the three month period ended June 30, 1996.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


08/13/96                      /s/ W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



08/13/96                      /s/ F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer