Form 10-Q
period 1996-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1996-11-13
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1996.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at September 30, 1996: 3,001,563
                               Page 1 of 17

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 1996 and December 31, 1995             3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1996 and 1995        4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1996 and 1995       5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1995        6

          Notes to Consolidated Financial Statements
          September 30, 1996                                 7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9-16

PART II.  Other Information                                   17

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                     September 30,  December 31,
                                            1996           1995
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 14,586     $ 15,604
Federal Funds Sold                             400       16,800

       Total Cash and Cash Equivalents      14,986       32,404
Interest Bearing Deposits                      200          652
Securities Available for Sale (at Market)   46,238       40,752
Securities Held to Maturity                 18,458       21,441
 (Market value of $18,544 and $21,664,
  respectively)

Loans                                      165,253      144,147
Less: Unearned Loan Income                    <113>        <122>
      Allowance for Loan Losses             <1,981>      <2,222>
      Loans, Net                           163,159       141,803

Premises and Equipment                       5,558        4,585
Other Real Estate Owned,Net                      0          308
Accrued Income Receivable                    2,433        2,377
Deferred Tax Asset                             885          462
Other Assets                                   565          165
     Total                                $252,482     $244,949

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 41,308     $ 42,086
Interest Bearing Demand Deposits            75,713       73,623
Savings Deposits                            14,833       12,699
Large Denomination Time Deposits
 (of $100 or more)                          29,429       30,184
Time Deposits                               52,927       51,500
     Total Deposits                        214,210      210,092
Short-Term Borrowing                         6,543        4,050
Other Liabilities                            2,132        2,010
     Total Liabilities                     222,885      216,152
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  4,500,000
  Shares Outstanding 3,001,563                  30           30
Capital Surplus                             16,538       16,538
Retained Earnings                           13,130       11,671
Net Unrealized Gain (Loss) on Securities
  Available for Sale                          (101)         558
     Total Shareholders' Equity             29,597       28,797

     Total                                $252,482     $244,949
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                  Nine Months Ended September 30
                                             1996         1995
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $10,491      $10,074
  Investments:Taxable                        2,541        2,492
              Non-Taxable                      648          512
  Other                                        358          276
          Total Interest Revenue            14,038       13,354

Interest Expense:
  Deposits                                   5,624        5,240
  Other                                        139          173
          Total Interest Expense             5,763        5,413

Net Interest Revenue                         8,275        7,941
Provision for Loan Losses                      167            7
Net Interest Revenue After Provision
  for Loan Losses                            8,108        7,934

Non-Interest Revenue:
  Trust Department Income                      821          725
  Service Charges on Deposit Accounts          656          636
  Securities Gains and Losses,net              105           53
  Gain on sale of other real estate owned       18            0
  Other Income, Charges and Fees               257          211
          Total Non-Interest Revenue         1,857        1,625

Non-Interest Expense:
  Salaries                                   2,857        2,649
  Pensions and Employee Benefits               746          696
  Net Occupancy Expense                        488          454
  Furniture and Equipment Expense              590          631
  Other Expense                              1,871        1,848
          Total Non-Interest Expense         6,552        6,278

Income Before Income Taxes                   3,413        3,281
Income Tax Expense                           1,052        1,033
Net Income                                  $2,361      $ 2,248

Earnings Per Common Share                   $ 0.79      $   .75
Average Shares Outstanding (000's)           3,002        2,999





  (See accompanying notes to consolidated financial statements.)




            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                  Three Months Ended September 30
                                            1996        1995
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 3,645      $ 3,490
  Investments:Taxable                          824          827
              Non-Taxable                      242          170
  Other                                         80          146
          Total Interest Revenue             4,791        4,633

Interest Expense:
  Deposits                                   1,895        1,908
  Other                                         58           54
          Total Interest Expense             1,953        1,962

Net Interest Revenue                         2,838        2,671
Provision for Loan Losses                       36            4
Net Interest Revenue After Provision
  for Loan Losses                            2,802        2,667

Non-Interest Revenue:
  Trust Department Income                      273          242
  Service Charges on Deposit Accounts          221          216
  Securities Gains and Losses,net                2            2
  Gain on sale of other real estate owned        0            0
  Other Income, Charges and Fees                87           77
          Total Non-Interest Revenue           583          537

Non-Interest Expense:
  Salaries                                     969          897
  Pensions and Employee Benefits               248          235
  Net Occupancy Expense                        171          157
  Furniture and Equipment Expense              203          251
  Other Expense                                618          528
          Total Non-Interest Expense         2,209        2,068

Income Before Income Taxes                   1,176        1,136
Income Tax Expense                             354          366
Net Income                                  $  822      $   770

Earnings Per Common Share                   $ 0.27      $   .26
Average Shares Outstanding (000's)           3,002        2,999


  (See accompanying notes to consolidated financial statements.)






            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                    Nine Months Ended September 30,
                                             1996      1995
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 2,361      $ 2,248
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                620          742
  Provision for loan losses                    167            7
  Securities gains and losses,net             <105>         <53>
  Gain on sale of other real estate owned      <18>           0
  (Increase) decrease in:
    Deferred tax asset                         <20>         134
    Income receivable                          <56>         130
    Other assets                              <400>          36
  Increase (decrease) in other liabilities     122          681
Net cash provided by operating activities    2,671        3,925
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                   452            6
  Net increase in loans                    <21,523>      <9,447>
  Purchase of premises and equipment        <1,446>      <1,150>
  Net decrease in other real estate owned      326            0
  Proceeds from sale of securities
   available for sale                        9,192          563
  Proceeds from maturities of investments    8,033        6,215
  Purchase of investments                  <20,833>      <6,405>
Net cash used in investing activities      <25,799>     <10,218>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits        4,118       20,446
  Net increase (decrease) in short-
    term borrowing                           2,493       <1,040>
  Dividends paid                              <901>        <720>
Net cash used in financing activities        5,710       18,686
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <17,418>      12,393
Cash and cash equivalents at beginning
  of period                                 32,404       16,299
Cash and cash equivalents at end of
  period                                   $14,986      $28,692
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 5,838      $ 4,998
  Income taxes paid in cash                  1,200          919


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



NOTE C: The allowance for losses on loans for the nine month periods ended September 30, 1996 and 1995 are summarized as follows (in thousands):

                                                  1996         1995
          Allowance for loan losses:
          Balance at beginning of period        $ 2,222      $ 2,212
            Provision charged to
              operating expense                     167            7
            Losses charged off                     <493>        <115>
            Recoveries                               85           68

           Balance at end of period             $ 1,981      $ 2,172

NOTE D: On May 31, 1996, the Company announced that a merger agreement had been executed with First Monco Bancshares, Inc., parent company of Monroe County Bank, Monroeville, Alabama. The merger transaction will be consummated on October 31, 1996, at which time the Company will issue approximately 104 shares of the Company's common stock for each share of outstanding common stock of First Monco Bancshares.












           Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile and First National Bank, Brewton. This analysis focuses upon significant changes in financial condition between December 31, 1995 and September 30, 1996 and significant changes for the two three month periods ended September 30, 1996 and 1995, as well as significant changes in the results of operation for the two nine month periods ending September 30, 1996 and 1995.
Financial Condition
     Total assets at September 30, 1996 were $252.5 million, a increase of $7.5 million or 3.1 percent from $244.9 million at December 31, 1995. The increase in investment securities of $2.5 million, or 4.0 percent, and the increase in loans of $21.1 million, or 14.6 percent were funded primarily by the decrease in cash and cash equivalents of $17.4 million and to the increase in deposits of $4.1 million, or 2.0 percent.
     Time deposits, consisting of certificates of deposit, increased $1.4 million or 2.8 percent. Large denomination time deposits decreased $755 thousand or 2.5 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $778 thousand or 1.8 percent while interest bearing demand deposits increased $2.1 million, or 2.8 percent. Core deposits, defined as total deposits less time deposits, increased by $3.4 million, caused primarily by the increase in interest bearing deposits and the increase in savings deposits of $2.1 million, or 16.8 percent. Short-term borrowing increased $2.5 million, or 61.6 percent from year-end 1995. The increase occurred primarily in securities sold under agreement to repurchase.
     The Company's equity as a percent of total assets at September 30, 1996 was 11.7 percent, compared to 11.8 percent at December 31, 1995. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.5 percent, compared to 12.7 percent at year-end.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-adjusted" assets in determining "risk-adjusted" capital ratios. The Company's Tier I capital, which is shareholders' equity less certain adjustments, was $28.2 million at December 31, 1995 and $29.7 million at September 30, 1996. Under regulatory guidelines the effect on capital of SFAS No. 115 is not included in regulatory capital calculations. Under these guidelines, $101 thousand is included at September 30, 1996 for regulatory capital purposes that is not included for book purposes. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $30.5 million at December 31, 1995 and $31.7 million at September 30, 1996. The ratios, expressed as a percent of total risk-adjusted assets for Tier I and Tier II, were 11.39 percent and 12.28 percent, respectively, at December 31, 1995, and 11.53 percent and 12.30 percent, respectively, at September 30, 1996. Both the December 1995 and the September 1996 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for September 30, 1996 are shown below:



                                               September 30,
                                                   1996

           Tier I capital--
            Common shareholders' equity         $29,597
            Net unrealized Gain (Loss) on
             Securities Available for Sale          101
           Tier I capital                        29,698

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     1,981

                Total capital (Tiers I and II)  $31,679


          Risk-adjusted assets                 $257,554
          Quarterly average assets              246,764
          Risk-based capital ratios:
            Tier I capital                        11.53%
            Total capital (Tiers I and II)        12.30%

     The Company declared a regular quarterly dividend of $0.10 per share, October 1, 1996, to shareholders of record September 30, 1996. Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $32.0 million at September 30, 1996. These assets represented 12.7 percent of total assets at quarter end as compared to
21.0 percent at December 31, 1995. The net change in cash and cash equivalents for the nine month period ended September 30, 1996 was a decrease of $17.4 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.


Summary of Non-Performing Assets
(Dollars in Thousands)
                                          September 30,     December 31,
                                              1996             1995

Accruing loans 90 days or more past due     $   18           $   62
Loans on non-accrual                         1,044              490
Renegotiated loans                               0                0
     Total non-performing loans              1,062              552
Other real estate owned                          0              308
     Total non-performing assets            $1,062           $  860
Accruing Loans 90 days or more past due
  as a percent of loans                       0.01%            0.04%

Total non-performing loans as a
  percent of loans                            0.64%            0.38%

Total non-performing assets as a percent
  of loans and other real estate owned        0.64%            0.60%

     Non-performing loans increased by $510 thousand from year-end 1995. This increase consists primarily of three loans placed on non-accrual during 1996. These loans are secured and management does not anticipate a material loss on these loans.
     The Company currently holds no properties in other real estate owned.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE THIRD QUARTER
    The Company recorded net income of $822 thousand, or $0.27 per share during the third quarter of 1996 compared to net income in the third quarter of 1995 of $770 thousand, or $0.26 per share. Total interest revenue increased by $158 thousand or 3.4 percent primarily due to increased volume in loans. Interest expense decreased by $9 thousand or
0.5 percent. Management provided $36 thousand for loan losses during the third quarter months of 1996 compared to a $4 thousand provision for the third quarter of 1995. Net charge offs during the first nine months of 1996 were $408 thousand compared to $47 thousand in the first nine months of 1995. Included in net charge offs in the first nine months of 1996 were charged off loans to an individual of $75 thousand and charged off loans to a commercial customer of $304 thousand. The allowance for loan losses at September 30, 1996 and December 31, 1995 as a percent of loans was 1.20 percent and 1.54 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first nine months of 1996 and to the increase in loans. The allowance for loan losses represented 1.87 times non-performing loans at September 30, 1996 and 4.03 times non-performing loans at December 31, 1995. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at September 30, 1996.
     Non-interest revenue was $583 thousand for the third quarter of 1996, compared to $537 thousand for the same period in 1995, a increase of 8.6 percent.
     Salary and employee benefit expense increased $85 thousand or 7.5 percent, caused by an increase in full time equivalent employees from 153 at September 30, 1995 to 156 at September 30, 1996 and by merit increases. Net occupancy expense increased $14 thousand when compared to the same period in 1995, while furniture and equipment expense decreased $48 thousand.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in third quarter 1996 increased by $90 thousand or 17.0 percent.
     Income tax expense was $354 thousand for the third quarter of 1996, compared to $366 thousand for the same period in 1995. The decrease in income tax expense in 1996 compared to 1995 resulted primarily from an increase in tax exempt income.
THE NINE MONTHS
   The Company recorded net income of $2.4 million, or $0.79 per share during the first nine months of 1996 compared to net income in the first nine months of 1995 of $2.2 million, or $0.75 per share. Total interest revenue increased by $684 thousand or 5.1 percent due to increased volume in loans and investment securities. Interest expense increased by $350 thousand or 6.5 percent due to the general rise in interest rates and the increase in deposit levels. Management provided $167 thousand for loan losses during the first nine months of 1996 compared to $7 thousand for the first nine months of 1995.
     Non-interest revenue was $1.9 million for the first nine months of 1996, compared to $1.6 million for the same period in 1995, a increase of 14.3 percent. Excluding securities gains and losses and the gain on sale of other real estate owned, non-interest revenue increased by $162 thousand.
     Non-interest expense in the nine month period was $6.6 million in 1996, an increase of $274 thousand from 1995. Salary and employee benefits increased $258 thousand or 7.7 percent, a combination of merit increases and an increase in staff. Other expense increased by $23 thousand.
     Income tax expense was $1.1 million for the first nine months of 1996, compared to $1.0 million for the same period in 1995. The increase in income tax expense in 1996 compared to 1995 resulted primarily from higher levels of taxable income.





Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended September 30, 1996.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


11/12/96                      /s/ W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



11/12/96                      /s/ F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer