Form 10-K
period 1996-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1997-03-31
CIK 783739

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                __________________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File No. 0-15423
                                __________________

                        SOUTH ALABAMA BANCORPORATION, INC.
              (Exact name of registrant as specified in its charter)

               Alabama                                 63-0909434
       (State of Incorporation)             (IRS Employer Identification No.)

               100 Saint Joseph Street
               P. O. Box 3067
               Mobile, Alabama  36652                          334-431-7800
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 21, 1997 (assuming that all officers, directors and 5% shareholders are affiliates): $41,951,482

Shares of Common Stock ($.01 Par) outstanding at March 21, 1997:  4,227,136

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 1997 annual meeting are incorporated by reference into
Part III.

_____________________________________________________________________

Part I

Item 1.  Business

General

     South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of The Bank of Mobile (the "Mobile Bank") headquartered in Mobile, Alabama, First National Bank, Brewton (the " Brewton Bank"), headquartered in Brewton, Alabama, and Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

     All of the stock of the Mobile Bank was acquired in 1986. By merger with the respective holding companies, the stock of the Brewton Bank and the Monroeville Bank was acquired in 1993 and 1996, respectively. The Mobile Bank, the Brewton Bank and the Monroeville Bank are sometimes referred to as the "Banks."

     South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiary banks as of December 31, 1996.




                   Monroe Co.       Brewton Bank     Mobile Bank      South Alabama
                                                                      Consolidated(1)

Banking Offices        2                 3                7                12
Employees             35                68               92               197
Percent of
 Ownership           100%              100%             100%                -
Loans (Net)        $ 23,523,000     $ 57,306,000     $105,601,000     $186,430,000
Investments        $ 55,066,000     $ 37,268,000     $ 25,439,000     $117,773,000
Total Assets       $ 97,815,000     $107,359,000     $145,307,000     $350,077,000
Deposits           $ 80,315,000     $ 90,444,000     $124,559,000     $295,287,000
Equity Capital     $ 16,777,000     $  15,234,000    $  14,185,000    $ 47,088,000

(1) Amounts include the accounts of South Alabama and subsidiaries. All material balances have been eliminated in consolidation.

     South Alabama reviews policy for the banks and coordinates certain of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. South Alabama utilizes the services and capabilities of the staffs of the Banks in conducting its business. South Alabama has under consideration the acquisition of additional banks and/or the organization of additional subsidiaries to engage in bank related activities, and to that end officers of South Alabama are engaged in general discussions with the principals of other banking organizations from time to time.

Information Incorporated by Reference

     Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 1996 at pages 8-22 and is incorporated herein by reference.

Operations of Subsidiary Banks

     Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, corporate and personal trust services, access to automated teller machines through the Alert System of Alabama Network, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, money orders, letters of credit, foreign transfers and remittances and wire transfers. Mutual funds, annuities and certain insurance products are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. Securities, mutual funds and annuities are offered through First National Securities, Inc., a subsidiary of the Brewton Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

     The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has seven banking offices, three of which are located inside supermarkets within the corporate limits of the City of Mobile. The Monroeville Bank currently operates 2 offices in Monroeville. The Mobile Bank has purchased two parcels of land in Baldwin County for future branch expansion.

Market Served

The Brewton Bank

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Container Corporation of America, employing approximately 600 workers. T.R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 400 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services and the City of Brewton is served by two bus lines. During 1996 announced capital investment in new and expanded industry in Escambia County totaled approximately $7,933,396.00, resulting in an announced 364 new jobs according to the Escambia County Industrial Development Authority.

The Mobile Bank

     The Mobile Bank's principal office is located in downtown Mobile, Alabama, which is situated on the western shore of Mobile Bay, bordering the Gulf of Mexico. The Bank's primary geographic market is comprised of Mobile County and Baldwin County. The population of the Mobile County/Baldwin County market is approximately 517,875 persons according to the Mobile and Baldwin County Chambers of Commerce.

     The economy of Mobile County is primarily industrial in nature.
The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines. During 1996 announced capital investment in new and expanded industry in Mobile County totaled approximately $746,255,000, resulting in an announced 1730 additional jobs, according to the Mobile Chamber of Commerce.

     The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope and Point Clear) is based mostly on growth as a residential area, although it is also supported by light manufacturing and tourism.

The Monroeville Bank

     The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 25,000, of whom 7,500 reside in Monroeville.

     The county economy is a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,300, is the largest single employer.
Timber-related industry including Alabama River Pulp and other Parsons and Whittemore affiliates, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs 2000.

     The city is developing a 92 acre industrial park. Two trucking companies, access to the Alabama River and railroads, and a 6,000 foot runway airport accommodating corporate jets contribute to the marketability of the area. The area offers parks, lakes, campgrounds, athletic fields, playground and an 18 hole golf course. The community college and local public and private schools are accredited. Major 1996 capital investment added nursing home and assisted living/retirement residence facilities and supply services and upgraded the Temple-Inland plant.



Competition


     Competition in the banking industry is primarily based on products and services offered, delivery of services, product pricing and interest rate levels. South Alabama competes with statewide bank holding companies, each of which has substantially greater total resources than South Alabama and numerous branch offices located throughout the state. Also providing competition are local and regional banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices operated by out-of-state banks, and other providers of financial services in the areas served by South Alabama's subsidiary banks.


The Brewton Bank

     There are three banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 22.29 percent. The second and third largest banks in the county have market shares of approximately 19.56 percent and
18.85 percent.

The Mobile Bank

     The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 3.35 percent. There are currently
16 commercial banks and two savings banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with statewide bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.


The Monroeville Bank

     The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 36.97 percent. Currently there are 6 commercial banks, including one bank owned by a statewide holding company, in Monroe County.

Supervision and Regulation

     South Alabama is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. Activities expressly found by the Board of Governors, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as acting as fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, and the leasing of real and personal property, are excepted from this prohibition.

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board approve an acquisition by South Alabama of the voting shares of, or substantially all the assets of, any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Effective June 1, 1997 banks may merge with banks in other states as long as neither state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted in with respect to interstate branching effective on or before June 1, 1997.

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

     As subsidiary banks, the Banks are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As a national banking institution, the Brewton Bank is subject to federal banking laws and is subject to supervision and regular examination by the Office of the Comptroller of the Currency. The Mobile Bank and the Monroeville Bank are state banks, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking, the FDIC, and the Federal Reserve.

     Areas subject to regulation include dividend payments, reserves, investments, loans, mergers, issuance of securities, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws.

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

     The Monroeville Bank's main office, containing approximately 20,402 square feet, is located in Monroeville, Alabama. In addition, the Monroeville Bank operates one other branch in the city of Monroeville. Both the main office and the branch are owned in fee by the Monroeville Bank.

Item 3.  Legal Proceedings

     As of the date of this report there were no material pending legal proceedings to which South Alabama or any of the Banks was a party.

Item 4.  Submission of Matters to a Vote of Security Holders

          On December 20, 1996, at a special meeting of stockholders, the stockholders of South Alabama approved a proposal for the change of South Alabama's state of incorporation from Delaware to Alabama through a merger of South Alabama into SAB Newco, Inc., an Alabama corporation and a wholly owned subsidiary of South Alabama. The proposal passed with the affirmative vote of 3,331,614 shares, representing 78.8% of the shares outstanding. There were no votes against the proposal, 9,712 abstentions and 207,857 broker non-votes.


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

Name, Age and Office(s) with                 Other Positions with
        South Alabama                            South Alabama

J. Stephen Nelson--age 59(1)                 Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 53(2)                Director (since 1989)
 President and CEO (since 1989)

John B. Barnett, III--age 44(3)
 Executive Vice President (since 1996)       Director (since 1996)

W. Gaillard Bixler--age 51(4)                None
 Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 51(5)                 None
 Chief Financial Officer & Secretary (since 1993)

Haniel F. Croft--age 56(6)
 President (since 1979) and CEO (since 1988)      Director (since 1996)
 Monroe County Bank



     (1) Chairman, since 1993, Chief Executive Officer, since 1984, and Director, since 1979, the Brewton Bank. From 1986 until its merger with South Alabama, Mr. Nelson was also President and a director of the Brewton Bank's holding company.

     (2) President and Chief Executive Officer, since 1989, the Mobile Bank.

     (3) Chairman, since 1994, and Director, since 1983, the Monroeville Bank.
Previously: Vice Chairman (1989-1994) the Monroeville Bank. From 1983 until the merger with South Alabama in 1996, Mr. Barnett was Vice President and a director of the Monroeville Bank's holding company.

     (4) President and Chief Operating Officer, since 1993, and Director, since 1991, the Brewton Bank. Previously: Senior Vice President and Senior Loan Officer (1989-Feb. 1993), the Brewton Bank. From 1991 until its merger with South Alabama, Mr. Bixler was also a director of the Brewton Bank's holding company.

     (5) Executive Vice President and Cashier, since 1986, the Mobile Bank.
Previously: Executive Vice President (1984-1993) Mobile National Corporation.

     (6) Director, since 1972, The Monroeville Bank. From 1982 until the merger with South Alabama in 1996, Mr. Croft served as Vice President and a director of the Monroeville Bank's holding company.


                                  Part II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1996 at page 25 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.


Item 6.   Selected Financial Data

     The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1996 at page 24 under the heading "Selected Financial Data" and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1996 at pages 8-22 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 8.       Financial Statements and Supplementary Data

     The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1996 at page 23 and at pages 26-45 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The disclosure required by this Item has been previously reported in a current report on Form 8-K, dated September 27, 1995, and in the Company's Proxy Statement for the 1996 annual meeting.


                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

     A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 1997 annual meeting under the captions "VOTING SECURITIES-- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.


Item 11.  Executive Compensation

     The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 1997 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 1997 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 1997 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1996, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

          Report of Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31, 1996 and 1995.

          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

     Independent Auditors' Report

(a) 2.    Financial Statement Schedules

               None.

(a) 3.    Exhibits:

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

          .1 Agreement and Plan of Merger, dated as of May 31, 1996, as amended and restated as of August 21, 1996, filed as Exhibit
               (2).1 to the registrant's Registration Statement on Form S-4 filed on September 3, 1996 (No. 333-11305), is incorporated herein by reference.

     (3)  Articles of Incorporation and By-Laws.

          .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.


          .2 Certificate of Ownership and Merger, dated December 20, 1996, executed by South Alabama Bancorporation, Inc.

          .3   Bylaws of SAB Newco, Inc.

     (4) Instruments defining the rights of security holders, including indentures.

          .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the Registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.


          .2 Certificate of Ownership and Merger, dated December 20, 1996, executed by South Alabama Bancorporation, Inc., is filed as Exhibit (3).2 hereto.


          .3   Bylaws of SAB Newco, Inc. is filed as Exhibit (3).3 hereto.

          .4 Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc.

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

          .3 Lease, entered into June 21, 1994 between Staples-Pake Realty, Inc. and The Bank of Mobile, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1994
               (No. 0-15423), is incorporated herein by reference.

          .4 Sublicense Agreement dated July 18, 1990, between National Commerce Bancorporation and The Bank of Mobile, N.A, filed as Exhibit (10).5 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.


          .5 Member Institution Agreement entered into July 25, 1986 between The Bank of Mobile, N.A and Alabama Network, Inc., filed as Exhibit (10).4 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

          .6   *Stock Option Plan of Mobile National Corporation, filed as
                Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1985 (No. 0-15423), is incorporated herein by reference.

          .7   *The Bank of Mobile Retirement Plan (Restated), dated September
                12, 1990, filed as Exhibit (10).8 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .8 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit
               (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

          .9   *Restated Contracts pursuant to Supplement Retirement Plan of
               The Bank of Mobile, dated April 1, 1992, filed as Exhibit (10).10 to registrant's Form 10-K for the year 1992 (No. 0-15423), is incorporated herein by reference.

          .10 *First National Bank Employees' Profit Sharing Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).12 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

          .11 *First National Bank Employees' Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant's Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .12 Member Institution Agreement entered into February 16, 1988 between First National Bank and Alabama Network, Inc., filed as Exhibit (10).14 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .13 *Split Dollar Insurance Agreements of First National Bank, filed as Exhibit (10).15 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .14 *Deferred Compensation Agreements of First National Bank, filed as Exhibit (10).16 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .15 *South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18. to registrant's form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

          .16 Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of
               R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant's
               Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .17 Lease, entered into April 17, 1995 between Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of Mobile, filed as Exhibit
               (10).2 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .18 Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .19 Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .20 *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb Lamar, Jr., filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423) is incorporated herein by reference.

          .21 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and J. Stephen Nelson, filed as Exhibit (10).25 to the registrant's annual report on Form 10K for the year 1995 (No. 0-15423), is incorporated herein by reference.

          .22 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423) is incorporated herein by reference.

          .23 *Monroe County Bank Profit Sharing Plan, Amended and Restated January 1, 1989.

          .24 *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989.

     (13) Annual report to security holders.

          .1 1996 Annual Report of South Alabama Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

     (21) Subsidiaries of the registrant.

          .1   Subsidiaries of South Alabama Bancorporation, Inc.

(b)  Reports on Form 8-K

     Report on Form 8-K filed on November 8, 1996 reporting South Alabama's merger with the Monroeville Bank's holding company, as amended by Report on Form 8-K/A filed on January 17, 1997.

* Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION, INC.




                                By:/s/ F. Michael Johnson
                                   F. Michael Johnson
                                   Chief Financial Officer
                                   and Secretary
Dated: March 28, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                           Title                       Date
\s\W. Bibb Lamar, Jr.       Director, President and       03/25/97
W . Bibb Lamar, Jr.         CEO (Principal executive
                            officer)

\s\F. Michael Johnson      Chief Financial Officer        03/25/97
F. Michael Johnson         and Secretary (Principal
                           financial and accounting
                           officer)

\s\John B. Barnett, III    Director, Executive Vice       03/25/97
John B. Barnett, III       President


\s\John B. Barnett, Jr.    Director                       03/25/97
John B. Barnett, Jr.

\s\Stephen G. Crawford     Director                       03/25/97
Stephen G. Crawford

\s\Haniel F. Croft         Director                       03/25/97
Haniel F. Croft

\s\David C. De Laney       Director                       03/25/97
David C. De Laney

\s\Lowell J. Friedman      Director                       03/25/97
Lowell J. Friedman

\s\Broox G. Garrett, Jr.   Director                       03/25/97
Broox G. Garrett, Jr.

James P. Hayes, Jr.        Director

Clifton C. Inge            Director

\s\Thomas E. McMillan, Jr. Director                       03/25/97
Thomas E. McMillan, Jr.

J. Richard Miller, III     Director

\s\J. Stephen Nelson       Director and Chairman          03/25/97
J. Stephen Nelson

\s\Earl H. Weaver          Director                       03/25/97
Earl H. Weaver