Form 10-Q
period 1997-03-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1997-05-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended March 31, 1997.  Commission file #0-15423

                     SOUTH ALABAMA BANCORPORATION,INC.
          (Exact name of registrant as specified in its charter)

     Alabama                                 63-0909434
(State or other jurisdiction of           (I.R.S. employer
 incorporation or organization)             Identification Number)

 100 St. Joseph Street, Mobile, Alabama         36602
(Address of principal executive offices)      (Zip Code)

                              (334) 431-7800
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at March 31,
1997:  4,227,136
                               Page 1 of 17

                 SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          March 31, 1997 and December 31, 1996                 3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1997 and 1996           4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1996           5

          Notes to Consolidated Financial Statements
          March 31, 1997                                     6-9

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10-16

PART II.  Other Information                                   17

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                         March 31,  December 31,
                                            1997           1996
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 16,885     $ 20,230
Federal Funds Sold                          11,892        9,683

       Total Cash and Cash Equivalents      28,777       29,913
Interest Bearing Deposits                      100          100
Securities Available for Sale (at Market)  100,188      100,912
Securities Held to Maturity                 15,578       16,861
 (Market value of $15,657 and $17,015,
  respectively)

Loans                                      191,220      189,160
Less: Unearned Loan Income                    <124>        <130>
      Allowance for Loan Losses             <2,580>      <2,600>
      Loans, Net                           188,516       186,430

Premises and Equipment                       7,040        7,151
Other Real Estate Owned,Net                     15           15
Accrued Income Receivable                    3,221        3,453
Deferred Tax Asset                             227           70
Intangible assets                            4,118        4,160
Other Assets                                   937        1,012
     Total                                $348,717     $350,077

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 55,703     $ 58,196
Interest Bearing Demand Deposits           100,611      102,385
Savings Deposits                            23,380       22,823
Large Denomination Time Deposits
 (of $100 or more)                          38,358       34,980
Time Deposits                               75,763       76,903
     Total Deposits                        293,815      295,287
Short-Term Borrowing                         4,895        5,162
Other Liabilities                            2,613        2,540
     Total Liabilities                     301,323      302,989
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  5,500,000
  Shares Outstanding 4,227,136                  42           42
Capital Surplus                             33,092       33,092
Retained Earnings                           14,449       13,701
Net Unrealized Gain (Loss) on Securities
  Available for Sale                          (189)         253
     Total Shareholders' Equity             47,394       47,088

     Total                                $348,717     $350,077
(See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended March 31
                                            1997        1996
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,415      $ 3,389
  Investments:Taxable                        1,405          857
              Non-Taxable                      378          192
  Other                                        105          192
          Total Interest Revenue             6,303        4,630

Interest Expense:
  Deposits                                   2,476        1,905
  Other                                         65           42
          Total Interest Expense             2,541        1,947

Net Interest Revenue                         3,762        2,683
Provision for Loan Losses                       61          101
Net Interest Revenue After Provision
  for Loan Losses                            3,701        2,582

Non-Interest Revenue:
  Trust Department Income                      280          274
  Service Charges on Deposit Accounts          316          210
  Securities Gains and Losses,net                9          111
  Other Income, Charges and Fees                91           75
          Total Non-Interest Revenue           696          670

Non-Interest Expense:
  Salaries                                   1,199          915
  Pensions and Employee Benefits               311          247
  Net Occupancy Expense                        206          155
  Furniture and Equipment Expense              222          190
  Intangible Amortization                       42
  Other Expense                                763          648
          Total Non-Interest Expense         2,743        2,155

Income Before Income Taxes                   1,654        1,097
Income Tax Expense                             483          343
Net Income                                  $1,171      $   754

Earnings Per Common Share                   $ 0.28      $   .25
Average Shares Outstanding (000's)           4,227        3,001


  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended March 31,
                                             1997      1996
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 1,171      $   754
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                370          215
  Provision for loan losses                     61          101
  Securities gains and losses,net               <9>        <111>
  (Increase) decrease in:
    Deferred tax asset                          82           77
    Income receivable                          232          125
    Other assets                                75         <164>
  Increase (decrease) in other liabilities      73          213
Net cash provided by operating activities    2,055        1,210
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                     0          252
  Net increase in loans                     <2,147>        <626>
  Purchase of premises and equipment           <87>        <952>
  Net decrease in other real estate owned        0            0
  Proceeds from sale of securities
   available for sale                            9        3,581
  Proceeds from maturities of investments    4,680        2,161
  Purchase of investments                   <3,484>      <9,571>
Net cash used in investing activities       <1,029>      <5,155>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       <1,472>      <3,273>
  Net increase (decrease) in short-
    term borrowing                            <267>      <1,125>
  Dividends paid                              <423>        <300>
Net cash used in financing activities       <2,162>      <4,698>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <1,136>      <8,643>
Cash and cash equivalents at beginning
  of period                                 29,913       32,404
Cash and cash equivalents at end of
  period                                   $28,777      $23,761
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 2,622      $ 1,936
  Income taxes paid in cash                    175           60


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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

NOTE B: Per share data is computed on the basis of the weighted average number of shares of common stock outstanding during the period. The dilutive effect of stock options is not material.

NOTE C: The allowance for losses on loans for the three month periods ended March 31, 1997 and 1996 are summarized as follows (in thousands):

                                                  1997         1996
          Allowance for loan losses:
          Balance at beginning of period        $ 2,600      $ 2,222
            Provision charged to
              operating expense                      61          101
            Losses charged off                     <103>        <424>
            Recoveries                               22           26

           Balance at end of period             $ 2,580      $ 1,925

NOTE D:   In February 1997, the Financial Accounting Standards Board
          (FASB) issued Statement of Financial Accounting Standards
          (SFAS) No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997.

          Assuming the adoption of SFAS No. 128 had been consummated at January 1, 1996, the earnings per share amounts, on a pro forma basis would have been as follows:

                                       For the Three     For the Three
                                       Months Ending     Months Ending
                                       March 31, 1997    March 31, 1996
          Basic earnings per share        $0.28             $0.25
          Diluted earnings per share      $0.28             $0.25

NOTE E: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and regulatory standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
          This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact of the Company's financial condition of results of operations.

NOTE F: On October 31, 1996, the Company acquired First Monco Bancshares, Inc. ("FMB") and its wholly-owned subsidiary, the Monroe County Bank. This transaction was accounted for under the purchase method of accounting and, accordingly, the 1997 consolidated statement of income includes the Monroe County Bank's operations.
          The Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of FMB. The purchase price of the outstanding common shares of FMB totaled approximately $16.6 million, which exceeded the fair value on the net tangible assets acquired by approximately $4.2 million.
          Assuming the acquisition of FMB had been consummated at January 1, 1996, the consolidated results of operations on a pro forma basis for the quarter ended March 31, 1996 would have been as follows,(in thousand, except per share data):

          Net Interest Income   $3,524
          Net Income            $1,056
          Earnings per share    $ 0.25

                Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile, First National Bank, Brewton, and the Monroe County Bank. This analysis focuses upon significant changes in financial condition between December 31, 1996 and March 31, 1997 and significant changes for the two three month periods ended March 31, 1997 and 1996
     On October 31, 1996, First Monco Bancshares, Inc., a Monroeville, Alabama, bank holding company, was merged into the Company. The merger between First Monco Bancshares, Inc. and the Company has been accounted for as a purchase (the "Monroeville purchase").
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated included, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition

     Total assets at March 31, 1997 were $348.7 million, a decrease of $1.4 million or 0.4 percent from $350.1 million at December 31, 1996. The decrease in investment securities of $2.0 million, or 1.7 percent, was used in part to fund the increase in loans of $2.1 million, or 1.1 percent.
     Time deposits, consisting of certificates of deposit, decreased $1.1 million or 1.5 percent. Large denomination time deposits increased $3.4 million, or 9.7 percent. Approximately half of the increase in large denomination time deposits is attributable to one governmental agency. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $2.5 million, or 4.3 percent, while interest bearing demand deposits decreased $1.8 million, or 1.7 percent. Core deposits, defined as total deposits less time deposits, decreased by $3.7 million. Short-term borrowing decreased $267 thousand, or 5.2 percent, from year-end 1996. The decrease occurred primarily in securities sold under agreements to repurchase.
     The Company's equity as a percent of total assets at March 31, 1997 was 13.6 percent, compared to 13.5 percent at December 31, 1996. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 14.3 percent, compared to 14.2 percent at year-end.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the

Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $42.7 million at December 31, 1996 and $43.5 million at March 31, 1997. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $45.3 million at December 31, 1996 and $46.0 million at March 31, 1997. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 19.31 percent and 20.48 percent, respectively, at December 31, 1996, and 19.49 percent and 20.65 percent, respectively, at March 31, 1997. Both the December 1996 and the March 1997 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for March 31, 1997 are shown below (dollars in thousands):

                                                March 31,
                                                   1997

           Tier I capital--
            Tangible Common shareholders'
             equity                             $43,465

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     2,580

                Total capital (Tiers I and II)  $46,045


          Risk-weighted assets                 $222,981
          Quarterly average assets              339,977
          Risk-based capital ratios:
            Tier I capital                        19.49%
            Total capital (Tiers I and II)        20.65%

     The Company declared a regular quarterly dividend of $0.10 per share, payable April 1, 1997, to shareholders of record March 31, 1997.

In addition, the Company declared a special dividend of $1.25 per share to shareholders of record April 7, 1997, payable May 1, 1997.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $83.4 million at March 31, 1997. These assets represented 23.9 percent of total assets at quarter end as compared to
24.3 percent at December 31, 1996. The net change in cash and cash equivalents for the three month period ended March 31, 1997 was a decrease of $1.1 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
                                            March 31,     December 31,
                                              1997             1996

Accruing loans 90 days or more past due     $  275           $  190
Loans on non-accrual                           642            1,098
Renegotiated loans                               0                0
     Total non-performing loans                917            1,288
Other real estate owned                         15               15
     Total non-performing assets            $  932           $1,303
Accruing Loans 90 days or more past due
  as a percent of loans                       0.14%            0.10%

Total non-performing loans as a
  percent of loans                            0.48%            0.68%

Total non-performing assets as a percent
  of loans and other real estate owned        0.49%            0.69%

     Non-performing loans decreased by $371 thousand from year-end 1996. This decrease consists primarily of principal payments of certain loans on non-accrual.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful,

substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE FIRST QUARTER
    The Company recorded net income of $1.2 million, or $0.28 per share, during the first quarter of 1997 compared to net income in the first quarter of 1996 of $754 thousand, or $0.25 per share. The increase in total interest revenue of $1.7 million or 36.1 percent and the increase in interest expense of $594 thousand or 30.5 percent were due primarily to the Monroeville purchase. Management provided $61 thousand for loan losses during the first quarter months of 1997 compared to a $101 thousand provision for the first quarter of 1996. Net charge offs during the first three months of 1997 were $81 thousand compared to $398 thousand in the first three months of 1996. The allowance for loan losses at March 31, 1997 and December 31, 1996 as a percent of loans was
1.35 percent and 1.37 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first three months of 1996 and to the increase in loans. The allowance for loan losses represented 2.81 times non-performing loans at March 31, 1997 and 2.02 times non-performing loans at December 31, 1996. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at March 31, 1997.
     Non-interest revenue was $696 thousand for the first quarter of 1997, compared to $670 thousand for the same period in 1996, a increase of 3.9 percent. Excluding the Monroeville purchase, non-interest revenue decreased $99 thousand or 14.8 percent due primarily to the decrease in securities gains of $102 thousand.
     Salary and employee benefit expense increased $348 thousand or 29.9 percent, caused by an increase in full time equivalent employees from 153 at March 31, 1996 to 195 at March 31, 1997 and by merit increases. The Monroeville purchase accounted for an increase of 36 full time equivalent employees and for $277 thousand of the increase in salary and employee benefits. Net occupancy expense increased $51 thousand when compared to the same period in 1996, while furniture and equipment expense increased $32 thousand. Both increases are due primarily to the Monroeville purchase.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 1997 increased by $115 thousand or 17.7 percent.
     Income tax expense was $483 thousand for the first quarter of 1997, compared to $343 thousand for the same period in 1996. The increase in income tax expense in 1997 compared to 1996 resulted primarily from an increase in taxable income.



Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (3) Articles of Incorporation and By-Laws.
             .1 Articles of Merger of South Alabama Bancorporation, Inc. (a Delaware corporation) With and Into SAB Newco, Inc. (an Alabama corporation) dated December 20, 1996 is filed as Exhibit (3).1 hereto.

(b)     Reports on Form 8-K
    There were no reports filed of Form 8-K for the three month period ended March 31, 1997.

 Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


05/14/97                      /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



05/14/97                      /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer




