Form 10-Q
period 1997-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1997-08-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1997.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at June 30,
1997:  4,231,386
                               Page 1 of 22

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          June 30, 1997 and December 31, 1996                  3

          Consolidated Statements of Operations
          Six Months Ended June 30, 1997 and 1996              4

          Consolidated Statements of Operations
          Three Months Ended June 30, 1997 and 1996            5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996              6

          Notes to Consolidated Financial Statements
          June 30, 1997                                     7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       12-20

PART II.  Other Information                                   21

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                          June 30,  December 31,
                                            1997           1996
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 18,991     $ 20,230
Federal Funds Sold                           5,175        9,683

       Total Cash and Cash Equivalents      24,166       29,913
Interest Bearing Deposits                      100          100
Securities Available for Sale (at Market)  100,642      100,912
Securities Held to Maturity
 (Market value of $14,080 and $17,015,
  respectively)                             13,947       16,861

Loans                                      195,203      189,160
Less: Unearned Loan Income                    <128>        <130>
      Allowance for Loan Losses             <2,597>      <2,600>
      Loans, Net                           192,478       186,430

Premises and Equipment                       6,921        7,151
Other Real Estate Owned,Net                     38           15
Accrued Income Receivable                    3,494        3,453
Intangible assets                            4,076        4,160
Other Assets                                   793        1,082
     Total                                $346,655     $350,077

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 57,493     $ 58,196
Interest Bearing Demand Deposits            94,943      102,385
Savings Deposits                            23,304       22,823
Large Denomination Time Deposits
 (of $100 or more)                          43,898       34,980
Time Deposits                               75,359       76,903
     Total Deposits                        294,997      295,287
Short-Term Borrowing                         6,124        5,162
Other Liabilities                            2,072        2,540
     Total Liabilities                     303,193      302,989
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  5,500,000
  Shares Outstanding 4,231,386                  42           42
Capital Surplus                             33,147       33,092
Retained Earnings                            9,929       13,701
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           344          253
     Total Shareholders' Equity             43,462       47,088

     Total                                $346,655     $350,077
(See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       Six Months Ended June 30
                                            1997        1996
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 8,924      $ 6,846
  Investments:Taxable                        2,765        1,717
              Non-Taxable                      768          406
  Other                                        267          278
          Total Interest Revenue            12,724        9,247

Interest Expense:
  Deposits                                   5,085        3,729
  Other                                        124           81
          Total Interest Expense             5,209        3,810

Net Interest Revenue                         7,515        5,437
Provision for Loan Losses                      106          131
Net Interest Revenue After Provision
  for Loan Losses                            7,409        5,306

Non-Interest Revenue:
  Trust Department Income                      560          548
  Service Charges on Deposit Accounts          657          435
  Securities Gains and Losses,net                2          103
  Gain on Sale of Other Real Estate Owned        0           18
  Other Income, Charges and Fees               189          170
          Total Non-Interest Revenue         1,408        1,274

Non-Interest Expense:
  Salaries                                   2,424        1,888
  Pensions and Employee Benefits               599          498
  Net Occupancy Expense                        403          317
  Furniture and Equipment Expense              455          387
  Intangible Amortization                       84            0
  Other Expense                              1,540        1,253
          Total Non-Interest Expense         5,505        4,343

Income Before Income Taxes                   3,312        2,237
Income Tax Expense                             949          698
Net Income                                  $2,363      $ 1,539

Earnings Per Common Share                   $ 0.56      $   .51
Average Shares Outstanding (000's)           4,229        3,002


  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended June 30
                                            1997        1996
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,509      $ 3,457
  Investments:Taxable                        1,360          860
              Non-Taxable                      390          214
  Other                                        162           86
          Total Interest Revenue             6,421        4,617

Interest Expense:
  Deposits                                   2,609        1,824
  Other                                         59           39
          Total Interest Expense             2,668        1,863

Net Interest Revenue                         3,753        2,754
Provision for Loan Losses                       45           30
Net Interest Revenue After Provision
  for Loan Losses                            3,708        2,724

Non-Interest Revenue:
  Trust Department Income                      280          274
  Service Charges on Deposit Accounts          341          225
  Securities Gains and Losses,net               (7)          (8)
  Gain on Sale of Other Real Estate Owned        0           18
  Other Income, Charges and Fees                98           95
          Total Non-Interest Revenue           712          604

Non-Interest Expense:
  Salaries                                   1,225          973
  Pensions and Employee Benefits               288          251
  Net Occupancy Expense                        197          162
  Furniture and Equipment Expense              233          197
  Intangible Amortization                       42            0
  Other Expense                                777          605
          Total Non-Interest Expense         2,762        2,188

Income Before Income Taxes                   1,658        1,140
Income Tax Expense                             466          355
Net Income                                  $1,192      $   785

Earnings Per Common Share                   $ 0.28      $   .26
Average Shares Outstanding (000's)           4,231        3,002



  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                          Six Months Ended June 30,
                                             1997      1996
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 2,363      $ 1,539
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                721          417
  Provision for loan losses                    106          131
  Securities gains and losses,net               <2>        <103>
  Gain on sale of other real estate owned        0          <18>
  (Increase) decrease in:
    Income receivable                          <41>        <166>
    Other assets                               242         <236>
  Increase (decrease) in other liabilities    <468>        <189>
Net cash provided by operating activities    2,921        1,375
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                     0          252
  Net increase in loans                     <6,177>      <6,526>
  Purchase of premises and equipment          <171>      <1,245>
  Net decrease in other real estate owned        0          326
  Proceeds from sale of securities
   available for sale                        1,998        4,780
  Proceeds from maturities of investments   10,311        4,598
  Purchase of investments                   <9,221>     <16,944>
Net cash used in investing activities       <3,260>     <14,759>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits         <290>      <2,509>
  Net increase (decrease) in short-
    term borrowing                             962         <811>
  Proceeds rom issuance of stock                55            0
  Dividends paid                            <6,135>        <600>
Net cash used in financing activities       <5,408>      <3,920>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <5,747>     <17,304>
Cash and cash equivalents at beginning
  of period                                 29,913       32,404
Cash and cash equivalents at end of
  period                                   $24,166      $15,100
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 5,286      $ 3,859
  Income taxes paid in cash                    895          840


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

NOTE C: The allowance for losses on loans for the six month periods ended June 30, 1997 and 1996 are summarized as follows (in thousands):

                                                  1997         1996
          Allowance for loan losses:
          Balance at beginning of period        $ 2,600      $ 2,222
            Provision charged to
              operating expense                     106          131
            Losses charged off                     <155>        <458>
            Recoveries                               46           62

           Balance at end of period             $ 2,597      $ 1,957

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

          Assuming the adoption of SFAS No. 128 had been consummated at January 1, 1996, the earnings per share amounts, on a pro forma basis would have been as follows:

                                       For the Six       For the Six
                                       Months Ended      Months Ended
                                       June 30, 1997     June 30, 1996
          Basic earnings per share        $0.56             $0.51
          Diluted earnings per share      $0.56             $0.51

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

          In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.
 NOTE F: On October 31, 1996, the Company acquired First Monco Bancshares, Inc. ("FMB") and its wholly-owned subsidiary, the Monroe County Bank. This transaction was accounted for under the purchase method of accounting and, accordingly, the 1997 consolidated statement of income includes the Monroe County Bank's operations.
          The Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of FMB. The purchase price of the outstanding common shares of FMB totaled approximately $16.6 million, which exceeded the fair value on the net tangible assets acquired by approximately $4.2 million.
          Assuming the acquisition of FMB had been consummated at January 1, 1996, the consolidated results of operations on a pro forma basis for the six months ended June 30, 1996 would have been as follows,(in thousand, except per share data):

          Net Interest Income   $7,129
          Net Income            $2,025
          Earnings per share    $ 0.48



           Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile, First National Bank, Brewton, and the Monroe County Bank. This analysis focuses upon significant changes in financial condition between December 31, 1996 and June 30, 1997 and significant changes for the three month periods ended June 30, 1997 and 1996, as well as significant changes in the results of operations for the two six months periods ending June 30, 1997 and 1996.
     On October 31, 1996, First Monco Bancshares, Inc., a Monroeville, Alabama, bank holding company, was merged into the Company. The merger between First Monco Bancshares, Inc. and the Company has been accounted for as a purchase (the "Monroeville purchase").
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated included, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition

     Total assets at June 30, 1997 were $346.7 million, a decrease of $3.4 million, or 1.0 percent, from $350.1 million at December 31, 1996. The decrease in investment securities of $3.2 million, or 2.7 percent, and the decrease in federal funds sold of $4.5 million, or 46.6 percent, was used in part to fund the increase in loans of $6.0 million, or 3.2 percent and the payment of a $5.3 million special dividend of $1.25 per share.
     Time deposits, consisting of certificates of deposit, decreased $1.5 million or 2.0 percent. Large denomination time deposits increased $8.9 million, or 25.5 percent. Approximately $2.0 million of the increase in large denomination time deposits is attributable to one governmental agency. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $703 thousand, or 1.2 percent, while interest bearing demand deposits decreased $7.4 million, or 7.3 percent, due to seasonal fluctuation. Core deposits, defined as total deposits less time deposits, decreased by $7.7 million. Short-term borrowing increased $962 thousand, or 18.6 percent, from year-end 1996. The increase occurred primarily due to an increase in federal funds purchased.
     The Company's equity as a percent of total assets at June 30, 1997 was 12.5 percent, compared to 13.5 percent at December 31, 1996. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.3 percent, compared to 14.2 percent at year-end. The decrease in both ratios is attributable to the special dividend of $5.3 million paid in the second quarter of 1997.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $42.7 million at December 31, 1996 and $39.0 million at June 30, 1997. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $45.3 million at December 31, 1996 and $41.6 million at June 30, 1997. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 19.31 percent and 20.48 percent, respectively, at December 31, 1996, and 17.31 percent and 18.46 percent, respectively, at June 30, 1997. Both the December 1996 and the June 1997 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for June 30, 1997 are shown below (dollars in thousands):

                                                 June 30,
                                                   1997

           Tier I capital--
            Tangible Common shareholders'
             equity                             $39,042

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     2,596

                Total capital (Tiers I and II)  $41,638

          Risk-weighted assets                 $225,509
          Quarterly average assets              342,863
          Risk-based capital ratios:
            Tier I capital                        17.31%
            Total capital (Tiers I and II)        18.46%

     During the second quarter of 1997 the Company declared a regular quarterly dividend of $0.10 per share, payable July 1, 1997, to shareholders of record June 16, 1997. In addition, the Company declared a special dividend of $1.25 per share, payable May 1, 1997, to shareholders of record April 7, 1997.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $79.6 million at June 30, 1997. These assets represented 23.0 percent of total assets at quarter end as compared to
24.3 percent at December 31, 1996. The net change in cash and cash equivalents for the six month period ended June 30, 1997 was a decrease of $5.7 million, due in part to the payment of the $5.3 million special dividend. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
                                             June 30,     December 31,
                                              1997             1996

Accruing loans 90 days or more past due     $  267           $  190
Loans on non-accrual                           526            1,098
Renegotiated loans                               0                0
     Total non-performing loans                793            1,288
Other real estate owned                         38               15
     Total non-performing assets            $  831           $1,303
Accruing Loans 90 days or more past due
  as a percent of loans                       0.14%            0.10%

Total non-performing loans as a
  percent of loans                            0.41%            0.68%

Total non-performing assets as a percent
  of loans and other real estate owned        0.43%            0.69%

     Non-performing loans decreased by $495 thousand from year-end 1996. This decrease consists primarily of principal payments of certain loans on non-accrual.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE SECOND QUARTER

    The Company recorded net income of $1.2 million, or $0.28 per share, during the second quarter of 1997 compared to net income in the second quarter of 1996 of $785 thousand, or $0.26 per share. The increase in total interest revenue of $1.8 million, or 39.1 percent, and the increase in interest expense of $805 thousand, or 43.2 percent, were due primarily to the Monroeville purchase. Management provided $45 thousand for loan losses during the first six months of 1997 compared to a $30 thousand provision for the first six months of 1996. Net charge offs during the first six months of 1997 were $109 thousand compared to $396 thousand in the first six months of 1996. The allowance for loan losses at June 30, 1997 and December 31, 1996 as a percent of loans was 1.33 percent and
1.37 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first six months of 1996 and to the increase in loans. The allowance for loan losses represented 3.27 times non-performing loans at June 30, 1997 and 2.02 times non-performing loans at December 31, 1996. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at June 30, 1997.
     Non-interest revenue was $712 thousand for the second quarter of 1997, compared to $604 thousand for the same period in 1996, an increase of 17.9 percent. Excluding the Monroeville purchase, non-interest revenue decreased $33 thousand or 5.5 percent due primarily to the decrease in gain on sale of other real estate owned of $18 thousand.

     Salary and employee benefit expense increased $289 thousand, or 23.6 percent, caused by an increase in full time equivalent employees from 159 at June 30, 1996 to 196 at June 30, 1997 and by merit increases.
The Monroeville purchase accounted for an increase of 35 full time equivalent employees and for $290 thousand of the increase in salary and employee benefits. Net occupancy expense increased $35 thousand when compared to the same period in 1996, while furniture and equipment expense increased $36 thousand. Both increases are due primarily to the Monroeville purchase.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in second quarter 1997 increased by $172 thousand, or 28.4 percent, due primarily to the Monroeville purchase.
     Income tax expense was $466 thousand for the second quarter of 1997, compared to $355 thousand for the same period in 1996. The increase in income tax expense in 1997 compared to 1996 resulted primarily from an increase in taxable income.

THE SIX MONTHS

   The Company recorded net income of $2.4 million, or $0.56 per share during the first six months of 1997 compared to net income in the first six months of 1996 of $1.5 million, or $0.51 per share. Total interest revenue increased by $3.5 million, or 37.6 percent, due to increased volume in loans and investment securities and to the Monroeville purchase. Interest expense increased $1.4 million, or 36.7 percent, due primarily to the Monroeville purchase. Management provided $106 thousand for loan losses during the first six months of 1997 compared to $131 thousand for the first six months of 1996.

     Non-interest revenue was $1.4 million for the first six months of 1997, compared to $1.3 million for the same period in 1996, an increase of 10.5 percent. Excluding securities gains and losses and the gain on sale of other real estate owned, non-interest revenue increased by $253 thousand.
     Non-interest expense in the six month period was $5.5 million in 1997, an increase of $1.2 million from 1996. Excluding the Monroeville purchase, non-interest expense increased by $30 thousand. Salary and employee benefits increased $637 thousand, or 26.7 percent, a combination of merit increases and an increase in full time equivalent employees due to the Monroeville purchase. Other expense increased by $287 thousand due primarily to the Monroeville purchase.
     Income tax expense was $949 thousand for the first six months of 1997, compared to $698 thousand for the same period in 1996. The increase in income tax expense in 1997 compared to 1996 resulted primarily from higher levels of taxable income.

Item 4. Submission of Matters to a Vote of Security Holders
The stockholders approved, during the annual meeting on May 8, 1997, the Election of the Directors. A total of 3,739,242 shares of Common Stock, or 88.46 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:


                        Votes in    Votes                Broker
Nominee                 Favor       Against  Abstaining  Non-Votes
John B. Barnett, III    3,732,177   7,065         0          0
Stephen G. Crawford     3,739,242       0         0          0
Haniel F. Croft         3,734,670   4,572         0          0
David C. DeLaney        3,739,242       0         0          0
Lowell J. Friedman      3,720,722  18,520         0          0
Broox G. Garrett, Jr.   3,739,242       0         0          0
James P. Hayes, Jr.     3,739,242       0         0          0
Clifton C. Inge         3,739,242       0         0          0
W. Bibb Lamar, Jr.      3,739,242       0         0          0
Thomas E. McMillan, Jr. 3,739,242       0         0          0
J. Richard Miller, III  3,739,242       0         0          0
J. Stephen Nelson       3,739,242       0         0          0
Earl H. Weaver          3,739,242       0         0          0

The stockholders also approved, at the May 8, 1997 meeting, the amendment to the South Alabama 1993 Incentive Compensation Plan. The vote was as follows:

       For approval of the plan       3,705,939
       Against approval of the plan       7,456
       Abstain                           25,847
       Broker Non-Votes                       0

Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits

(b)     Reports on Form 8-K
    There were no reports filed of Form 8-K for the three month period ended June 30, 1997.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


08/14/97                      /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



08/14/97                      /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


