Form 10-Q
period 1997-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1997-11-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1997.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at September 30, 1997: 4,241,386
                               Page 1 of 21

             SOUTH ALABAMA BANCORPORATION,INC AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 1997 and December 31, 1996             3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1997 and 1996        4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1997 and 1996       5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1996        6

          Notes to Consolidated Financial Statements
          September 30, 1997                                7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       12-20

PART II.  Other Information                                   21

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                     September 30,  December 31,
                                            1997           1996
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 17,627     $ 20,230
Federal Funds Sold                           9,626        9,683

       Total Cash and Cash Equivalents      27,253       29,913
Interest Bearing Deposits                      100          100
Securities Available for Sale (at Market)  101,935      100,912
Securities Held to Maturity
 (Market value of $11,280 and $17,015,
  respectively)                             11,140       16,861

Loans                                      201,710      189,160
Less: Unearned Loan Income                    <124>        <130>
      Allowance for Loan Losses             <2,609>      <2,600>
      Loans, Net                           198,977      186,430

Premises and Equipment                       6,850        7,151
Other Real Estate Owned,Net                     15           15
Accrued Income Receivable                    3,259        3,453
Intangible assets                            4,034        4,160
Other Assets                                   752        1,082
     Total                                $354,315     $350,077

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 57,076     $ 58,196
Interest Bearing Demand Deposits            99,618      102,385
Savings Deposits                            23,805       22,823
Large Denomination Time Deposits
 (of $100 or more)                          42,717       34,980
Time Deposits                               78,077       76,903
     Total Deposits                        301,293      295,287
Short-Term Borrowing                         5,892        5,162
Other Liabilities                            2,532        2,540
     Total Liabilities                     309,717      302,989
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  5,500,000
  Shares Outstanding 4,241,386                  42           42
Capital Surplus                             33,198       33,092
Retained Earnings                           10,674       13,701
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           684          253
     Total Shareholders' Equity             44,598       47,088

     Total                                $354,315     $350,077
(See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Nine Months Ended September 30
                                            1997        1996
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $13,516      $10,491
  Investments:Taxable                        4,097        2,541
              Non-Taxable                    1,160          648
  Other                                        404          358
          Total Interest Revenue            19,177       14,038

Interest Expense:
  Deposits                                   7,790        5,624
  Other                                        187          139
          Total Interest Expense             7,977        5,763

Net Interest Revenue                        11,200        8,275
Provision for Loan Losses                      144          167
Net Interest Revenue After Provision
  for Loan Losses                           11,056        8,108

Non-Interest Revenue:
  Trust Department Income                      868          821
  Service Charges on Deposit Accounts        1,014          656
  Securities Gains and Losses,net               24          105
  Gain on Sale of Other Real Estate Owned        0           18
  Other Income, Charges and Fees               299          257
          Total Non-Interest Revenue         2,205        1,857

Non-Interest Expense:
  Salaries                                   3,661        2,857
  Pensions and Employee Benefits               893          746
  Net Occupancy Expense                        606          488
  Furniture and Equipment Expense              697          590
  Intangible Amortization                      126            0
  Other Expense                              2,305        1,871
          Total Non-Interest Expense         8,288        6,552

Income Before Income Taxes                   4,973        3,413
Income Tax Expense                           1,399        1,052
Net Income                                  $3,574      $ 2,361

Earnings Per Common Share                   $ 0.84      $   .79
Average Shares Outstanding (000's)           4,230        3,002

  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended September 30
                                            1997        1996
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,592      $ 3,645
  Investments:Taxable                        1,332          824
              Non-Taxable                      392          242
  Other                                        137           80
          Total Interest Revenue             6,453        4,791

Interest Expense:
  Deposits                                   2,705        1,895
  Other                                         63           58
          Total Interest Expense             2,768        1,953

Net Interest Revenue                         3,685        2,838
Provision for Loan Losses                       38           36
Net Interest Revenue After Provision
  for Loan Losses                            3,647        2,802

Non-Interest Revenue:
  Trust Department Income                      308          273
  Service Charges on Deposit Accounts          357          221
  Securities Gains and Losses,net               22            2
  Gain on Sale of Other Real Estate Owned        0            0
  Other Income, Charges and Fees               110           87
          Total Non-Interest Revenue           797          583

Non-Interest Expense:
  Salaries                                   1,237          969
  Pensions and Employee Benefits               294          248
  Net Occupancy Expense                        203          171
  Furniture and Equipment Expense              242          203
  Intangible Amortization                       42            0
  Other Expense                                765          618
          Total Non-Interest Expense         2,783        2,209

Income Before Income Taxes                   1,661        1,176
Income Tax Expense                             450          354
Net Income                                  $1,211      $   822

Earnings Per Common Share                   $ 0.29      $   .27
Average Shares Outstanding (000's)           4,233        3,002

  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Nine Months Ended September 30,
                                             1997      1996
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 3,574      $ 2,361
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization              1,035          620
  Provision for loan losses                    144          167
  Securities gains and losses,net              <24>        <105>
  Gain on sale of other real estate owned        0          <18>
  (Increase) decrease in:
    Income receivable                          194          <56>
    Other assets                               145         <420>
  Increase (decrease) in other liabilities      <8>         122
Net cash provided by operating activities    5,060        2,671
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                     0          452
  Net increase in loans                    <12,691>     <21,523>
  Purchase of premises and equipment          <282>      <1,446>
  Net decrease in other real estate owned        0          326
  Proceeds from sale of securities
   available for sale                        3,545        9,192
  Proceeds from maturities of investments   19,808        8,033
  Purchase of investments                  <18,341>     <20,833>
Net cash used in investing activities       <7,961>     <25,799>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits        6,006        4,118
  Net increase (decrease) in short-
    term borrowing                             730        2,493
  Proceeds rom issuance of stock               106            0
  Dividends paid                            <6,601>        <901>
Net cash used in financing activities          241        5,710
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <2,660>     <17,418>
Cash and cash equivalents at beginning
  of period                                 29,913       32,404
Cash and cash equivalents at end of
  period                                   $27,253      $14,986
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 8,010      $ 5,868
  Income taxes paid in cash                  1,160        1,200

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

NOTE C: The allowance for losses on loans for the nine month periods ended September 30, 1997 and 1996 are summarized as follows (in thousands):

                                                  1997         1996
          Allowance for loan losses:
          Balance at beginning of period        $ 2,600      $ 2,222
            Provision charged to
              operating expense                     144          167
            Losses charged off                     <210>        <493>
            Recoveries                               75           85

           Balance at end of period             $ 2,609      $ 1,981

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

          Assuming the adoption of SFAS No. 128 had been consummated at January 1, 1996, the earnings per share amounts, on a pro forma basis would have been as follows:

                                       For the Nine      For the Nine
                                       Months Ended      Months Ended
                                       September 30,     September 30,
                                       1997              1996
          Basic earnings per share        $0.84             $0.79
          Diluted earnings per share      $0.84             $0.78

NOTE E: In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and regulatory standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
          This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact of the Company's financial condition or results of operations.

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

 NOTE F: On October 31, 1996, the Company acquired First Monco Bancshares, Inc. ("FMB") and its wholly-owned subsidiary, the Monroe County Bank. This transaction was accounted for under the purchase method of accounting and, accordingly, the 1997 consolidated statement of income includes the Monroe County Bank's operations.
          The Company issued approximately 1.2 million shares of its common stock for all the outstanding common shares of FMB. The purchase price of the outstanding common shares of FMB totaled approximately $16.6 million, which exceeded the fair value on the net tangible assets acquired by approximately $4.2 million.
          Assuming the acquisition of FMB had been consummated at January 1, 1996, the consolidated results of operations on a pro forma basis for the nine months ended September 30, 1996 would have been as follows,(in thousands, except per share data):

          Net Interest Income   $11,097
          Net Income            $ 3,303
          Earnings per share    $  0.78

                 Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, The Bank of Mobile, First National Bank, Brewton, and the Monroe County Bank. This analysis focuses upon significant changes in financial condition between December 31, 1996 and September 30, 1997 and significant changes for the three month periods ended September 30, 1997 and 1996, as well as significant changes in the results of operations for the two nine month periods ending September 30, 1997 and 1996.
     On October 31, 1996, First Monco Bancshares, Inc., a Monroeville, Alabama, bank holding company, was merged into the Company. The merger between First Monco Bancshares, Inc. and the Company has been accounted for as a purchase (the "Monroeville purchase").
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition

     Total assets at September 30, 1997 were $354.3 million, an increase of $4.2 million, or 1.2 percent, from $350.1 million at December 31, 1996. The decrease in investment securities of $4.7 million, or 4.0 percent, and the increase in deposits of $6.0 million, or 2.0 percent, was used in part to fund the increase in loans of $12.6 million, or 6.7 percent, and the payment of a $5.3 million special dividend of $1.25 per share.
     Time deposits, consisting of certificates of deposit, increased $1.2 million or 1.5 percent. Large denomination time deposits increased $7.7 million, or 22.1 percent. Approximately $2.0 million of the increase in large denomination time deposits is attributable to one governmental agency. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $1.1 million, or 1.9 percent, while interest bearing demand deposits decreased $2.8 million, or 2.7 percent, due to seasonal fluctuation. Core deposits, defined as total deposits less time deposits, decreased by $2.9 million. Short-term borrowing increased $730 thousand, or 14.1 percent, from year-end 1996.
     The Company's equity as a percent of total assets at September 30, 1997 was 12.6 percent, compared to 13.5 percent at December 31, 1996. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.3 percent, compared to 14.2 percent at year-end. The decrease in both ratios is attributable to the special dividend of $5.3 million paid in the second quarter of 1997.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $42.7 million at December 31, 1996 and $39.9 million at September 30, 1997. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $45.3 million at December 31, 1996 and $42.5 million at September 30, 1997. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 19.31 percent and 20.48 percent, respectively, at December 31, 1996, and 16.98 percent and 18.09 percent, respectively, at September 30, 1997. Both the December 1996 and the September 1997 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for September 30, 1997 are shown below (dollars in thousands):

                                               September 30,
                                                   1997

           Tier I capital--
            Tangible Common shareholders'
             equity                             $39,880

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     2,609

                Total capital (Tiers I and II)  $42,489

          Risk-weighted assets                 $234,854
          Quarterly average assets              342,319
          Risk-based capital ratios:
            Tier I capital                        16.98%
            Total capital (Tiers I and II)        18.09%

     During the third quarter of 1997 the Company declared a regular quarterly dividend of $0.11 per share, payable October 1, 1997, to shareholders of record September 17, 1997.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $78.8 million at September 30, 1997. These assets represented 22.3 percent of total assets at quarter end as compared to
24.3 percent at December 31, 1996. The net change in cash and cash equivalents for the nine month period ended September 30, 1997 was a decrease of $2.7 million, due in part to the payment of the $5.3 million special dividend. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has federal fund lines of credit, Federal Reserve discount window operations and Federal Home Loan Bank lines of credit available.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

Summary of Non-Performing Assets
(Dollars in Thousands)
                                          September 30,     December 31,
                                              1997             1996

Accruing loans 90 days or more past due     $  100           $  190
Loans on non-accrual                           409            1,098
Renegotiated loans                               0                0
     Total non-performing loans                509            1,288
Other real estate owned                         15               15
     Total non-performing assets            $  524           $1,303
Accruing Loans 90 days or more past due
  as a percent of loans                       0.05%            0.10%

Total non-performing loans as a
  percent of loans                            0.25%            0.68%

Total non-performing assets as a percent
  of loans and other real estate owned        0.26%            0.69%

     Non-performing loans decreased by $779 thousand from year-end 1996. This decrease consists primarily of principal payments of certain loans on non-accrual.
     The amount of impaired loans determined under SFAS No. 114 and 118 were not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE THIRD QUARTER

    The Company recorded net income of $1.2 million, or $0.29 per share, during the third quarter of 1997 compared to net income in the third quarter of 1996 of $822 thousand, or $0.27 per share. The increase in total interest revenue of $1.7 million, or 34.7 percent, and the increase in interest expense of $815 thousand, or 41.7, percent were due primarily to the Monroeville purchase. Management provided $38 thousand for loan losses during the third quarter of 1997 compared to a $36 thousand provision for the third quarter of 1996. Net charge offs during the first nine months of 1997 were $135 thousand compared to $408 thousand in the first nine months of 1996. The allowance for loan losses at September 30, 1997 and December 31, 1996 as a percent of loans was 1.29 percent and 1.37 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to net charge offs in the first nine months of 1997 and to the increase in loans. The allowance for loan losses represented 5.13 times non-performing loans at September 30, 1997 and 2.02 times non-performing loans at December 31, 1996. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at September 30, 1997.
     Non-interest revenue was $797 thousand for the third quarter of 1997, compared to $583 thousand for the same period in 1996, an increase of 36.7 percent. Excluding the Monroeville purchase, non-interest revenue increased $62 thousand, or 10.6 percent, due primarily to the increase in trust department income of $35 thousand, or 12.8 percent.

     Salary and employee benefit expense increased $314 thousand, or
25.8 percent, caused by an increase in full time equivalent employees from 156 at September 30, 1996 to 195 at September 30, 1997 and by merit increases. The Monroeville purchase accounted for an increase of 36 full time equivalent employees and for $287 thousand of the increase in salary and employee benefits. Net occupancy expense increased $32 thousand when compared to the same period in 1996, while furniture and equipment expense increased $39 thousand. Both increases are due primarily to the Monroeville purchase.
     Other expenses include data processing fees for the trust departments, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in third quarter 1997 increased by $147 thousand, or 23.8 percent, due primarily to the Monroeville purchase.
     Income tax expense was $450 thousand for the third quarter of 1997, compared to $354 thousand for the same period in 1996. The increase in income tax expense in 1997 compared to 1996 resulted primarily from an increase in taxable income. The increase in taxable income was due primarily to the Monroeville purchase.

THE NINE MONTHS

   The Company recorded net income of $3.6 million, or $0.84 per share during the first nine months of 1997 compared to net income in the first nine months of 1996 of $2.4 million, or $0.79 per share. Total interest revenue increased by $5.1 million, or 36.6 percent, due to increased volume in loans and investment securities and to the Monroeville purchase. Interest expense increased $2.2 million, or 38.4 percent, due primarily to the Monroeville purchase. Management provided $144 thousand for loan losses during the first nine months of 1997 compared to $167 thousand for the first nine months of 1996.
     Non-interest revenue was $2.2 million for the first nine months of 1997, compared to $1.9 million for the same period in 1996, an increase of 18.7 percent. Excluding securities gains and losses and the gain on sale of other real estate owned, non-interest revenue increased by $447 thousand, of which $417 thousand is attributable to the Monroeville purchase.
     Non-interest expense in the nine month period was $8.3 million in 1997, an increase of $1.7 million from 1996. Excluding the Monroeville purchase, non-interest expense increased by $28 thousand. Salary and employee benefits increased $951 thousand, or 26.4 percent, a combination of merit increases and an increase in full time equivalent employees due to the Monroeville purchase. Other expense increased by $434 thousand due primarily to the Monroeville purchase.
     Income tax expense was $1.4 million for the first nine months of 1997, compared to $1.1 million for the same period in 1996. The increase in income tax expense in 1997 compared to 1996 resulted primarily from higher levels of taxable income. The increase in taxable income was due primarily to the Monroeville purchase.

Item 4. Submission of Matters to a Vote of Security Holders


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended September 30, 1997.






Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


11/14/1997                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



11/14/1997                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


