Form 10-K
period 1997-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-03-30
CIK 783739

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                __________________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File No. 0-15423
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

          Yes  X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 20, 1998 (assuming that all officers, directors and 5% shareholders are affiliates): $77,697,778.00


Shares of Common Stock ($.01 Par) outstanding at March 20, 1998: 4,247,586


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 1998 annual meeting are incorporated by reference into Part III.

_____________________________________________________________________________
Part I

Item 1.  Business

General

     South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of South Alabama Bank, formerly The Bank of Mobile (the "Mobile Bank") headquartered in Mobile, Alabama, First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, and
The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama and of South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

     All of the stock of the Mobile Bank was acquired in 1986. By merger with the respective holding companies, the stock of the Brewton Bank and the Monroeville Bank was acquired in 1993 and 1996, respectively. The Mobile Bank, the Brewton Bank and the Monroeville Bank are sometimes referred to as the "Banks." The Trust Company was formed on January 20, 1998 as a trust corporation under Alabama law and operates through the office of the Banks.


     South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiary banks as of December 31, 1997.

                       Monroeville Bank     Brewton Bank     Mobile Bank     South Alabama
                                                                             Consolidated 1


Banking Offices               2                   3               7                  12
Employees                    36                  67              89                 192
Percent of Ownership        100%                100%            100%                 -
Loans (Net)               $28,311,000       $ 57,147,000     $108,374,000    $193,832,000
Investments               $49,271,000       $ 39,383,000     $ 29,946,000    $118,600,000
Total Assets              $94,826,000       $108,184,000     $165,800,000    $369,595,000
Deposits                  $79,588,000       $ 92,025,000     $143,924,000    $315,177,000
Equity Capital            $14,930,000       $ 14,301,000     $ 15,066,000    $ 45,462,000

1 Amounts included the accounts of South Alabama and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

     South Alabama reviews policy for the Banks and the Trust Company and coordinates certain of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. South Alabama utilizes the services and capabilities of the staffs of the Banks and the Trust Company in conducting its business. South Alabama has under consideration the acquisition of additional banks and/or the organization of additional subsidiaries to engage in bank related activities, and to that end officers of South Alabama are engaged in general discussions with the principals of other banking organizations from time to time.

     On June 4, 1997 and June 6, 1997, respectively, South Alabama and Peterman State Bank headquartered in Peterman, Alabama signed a letter of intent relating to the merger of Peterman State Bank with and into the Monroeville Bank. On October 14, 1997, South Alabama, the Monroeville Bank and Peterman State Bank entered into an Agreement and Plan of Merger with respect thereto. Regulatory approval has been obtained for this merger, and it is expected to be consummated in the second quarter of 1998.

     On November 4, 1997, South Alabama approved the formation of a trust company subsidiary and the consolidation of the trust departments of the Mobile Bank and the Brewton Bank into that trust company. On October 20, 1997, the Brewton Bank approved this plan, and on September 9, 1997, the Mobile
Bank approved this plan. Application for the formation of a trust company was made with the State Banking Department on November 21, 1997, and notice was given to the Board of Governors of the Federal Reserve System on December 15, 1997. As noted above, the Trust Company was formed on January 20, 1998 and is currently providing services in the market areas served by the Mobile Bank and the Brewton Bank.

Information Incorporated by Reference

     Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 1997 at pages 8-22 and is incorporated herein by reference.

Operations of Subsidiary Banks

     Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").
The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, corporate and personal trust services, access to automated teller machines through the Cirrus System, Inc. and Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, money orders, letters of credit, foreign transfers and remittances and wire transfers. Mutual funds, annuities and certain insurance products are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. Securities, mutual funds and annuities are offered through First National Securities, Inc., a subsidiary of the Brewton Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

     The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has seven banking offices, three of which are located inside supermarkets within the corporate limits of the City of Mobile. The Monroeville Bank currently operates 2 offices in Monroeville, and it will gain 2 additional offices if the merger with Peterman State Bank is consummated. The Mobile Bank has purchased three parcels of land in Baldwin County for future branch expansion. A branch is currently being constructed on one parcel in Foley. The other two Baldwin County parcels, one of which is in Daphne and one of which is in Fairhope, remain undeveloped.

Markets Served

The Brewton Bank

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Container Corporation of America, employing approximately 600 workers. T. R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 400 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services, and the City of Brewton is served by two bus lines. During 1997 announced capital investment in new and expanded industry in Escambia County totaled approximately $8,200,000, resulting in an announced 172 new jobs according to the Escambia County Industrial Development Authority.

The Mobile Bank

     The Mobile Bank's principal office is located in downtown Mobile, Alabama, which is situated on the western shore of Mobile Bay, bordering the Gulf of Mexico. The Bank's primary geographic market is comprised of Mobile County and Baldwin County. The population of the Mobile County/Baldwin County market is approximately 530,891 persons according to the Mobile and Baldwin County Chambers of Commerce.

     The economy of Mobile County is primarily industrial in nature. The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines. During 1997 announced capital investment in new and expanded industry in Mobile County totaled approximately $537,121,000, resulting in an announced 11,780 additional jobs, according to the Mobile Chamber of Commerce.

     The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope, Point Clear and Foley) is based mostly on growth as a residential area, although it is also supported by light manufacturing and tourism.

The Monroeville Bank

     The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 25,000, of whom 7,500 reside in Monroeville. If the merger with Peterman State Bank is consummated, the Monroeville Bank will gain 2 branches, one in Monroeville and one in Peterman. Peterman has a population of approximately 500.

     The county economy is a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,300, is the largest single employer. Timber-related industry, including Alabama River Pulp and other Parsons and Whittemore affiliates, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs 1,775.


     Monroeville is developing a 92 acre industrial park. Two trucking companies, access to the Alabama River and railroads, and a 6,000 foot runway airport accommodating corporate jets contribute to the marketability of the area. The area offers parks, lakes, campgrounds, athletic fields, playground and an 18 hole golf course. The community college and local public and private schools are accredited. Major 1996 capital investment added nursing home and assisted living/retirement residence facilities and supply services and upgraded the Temple-Inland plant.


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

     The Brewton Bank

     There are five banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 22.03 percent. The second and third largest banks in the county have market shares of approximately 19.44 percent and 18.02 percent.

     The Mobile Bank

     The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 3.26 percent. There are currently
16 commercial banks and two savings banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with statewide bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

     The Monroeville Bank

     The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 35.0 percent. Currently there are 6 commercial banks, including one bank owned by a statewide holding company, in Monroe County. After the merger of Peterman State Bank into the Monroeville Bank, it is expected to have a market share of deposits of approximately 43.0 percent.


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

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board approve an acquisition by South Alabama of the voting shares of, or substantially all the assets of, any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Effective June 1, 1997 banks may merge with banks in other states as long as neither state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted in with respect to interstate branching.


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

     In addition to the downtown office, the Mobile Bank operates six full service branch offices at various locations in Mobile County. The banking premises of one branch are owned in fee, while five branches, three of which are located inside supermarkets, are leased for varying periods through 1999.

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

Name, Age and Office(s) with                 Other Positions with
        South Alabama                            South Alabama

J. Stephen Nelson--age 60(1)                  Director (since 1993)
Chairman (since 1993)

W. Bibb Lamar, Jr.--age 54(2)                 Director (since 1989)
President and CEO (since 1989)

John B. Barnett, III--age 45(3)
Executive Vice President (since 1996)         Director (since 1996)

W. Gaillard Bixler--age 52(4)                 None
Executive Vice President & Chief Operating
Officer (since 1993)

F. Michael Johnson--age 52(5)                 None
 Chief Financial Officer &
  Secretary (since 1993)

Haniel F. Croft--age 57(6)
President (since 1979) and CEO (since 1988)   Director (since 1996)
Monroe County Bank



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

     (4) President and Chief Operating Officer, since 1993, and Director, since 1991, the Brewton Bank. Previously: Senior Vice President and Senior Loan Officer (1989-1993), the Brewton Bank. From 1991 until its merger with South Alabama, Mr. Bixler was also a director of the Brewton Bank's holding company.

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


                                  Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1997 at page 25 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.


Item 6.   Selected Financial Data

     The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1997 at page 24 under the heading "Selected Financial Data" and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1997 at pages 8-22 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

     The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1997 at page 23 and at pages 26-46 and is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


None.


                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

     A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 1998 annual meeting under the captions "VOTING SECURITIES--Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.


Item 11.  Executive Compensation

     The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 1998 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 1998 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 1998 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended
     December 31, 1997, a copy of which is included as an exhibit to this report, are incorporated herein by reference:


          Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31,
          1997 and 1996.

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.




(a) 2.    Financial Statement Schedules

               None.

(a) 3.    Exhibits:

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
          .1 Agreement and Plan of Merger, dated as of October 14, 1997, by and between South Alabama, the Monroeville Bank and Peterman State Bank.

          .2 Mutual Waiver and Agreement, dated as of March 25, 1998, between South Alabama, the Monroeville Bank and Peterman State Bank.

     (3)  Articles of Incorporation and By-Laws.

          .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.

          .2 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423).

          .3   Articles of Merger, dated December 20, 1996, filed as Exhibit
               (3).1 to registrant's Form 10-Q (No. 0-15423), for the Quarter ended March 31, 1997, is incorporated herein by reference.

          .4 Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

     (4) Instruments defining the rights of security holders, including indentures.

          .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the Registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.

          .2 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

          .3   Articles of Merger, dated December 20, 1996, filed as Exhibit
               (3).1 to registrant's Form 10-Q (No. 0-15423), for the Quarter ended March 31, 1997, is incorporated herein by reference.

          .4 Bylaws of SAB Newco, Inc. filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

          .5 Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

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

          .8 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit
               (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423),are incorporated herein by reference.

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

          .15 *South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18 to registrant's form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

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

          .21 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and J. Stephen Nelson, filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

          .22 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423) is incorporated herein by reference.

          .23 *Monroe County Bank Profit Sharing Plan, Amended and Restated January 1, 1989, filed as Exhibit (10).23 to the registrant's annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.


          .24 *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

          .25 Agreement and Plan of Merger, dated as of May 31, 1996, as amended and restated as of August 21, 1996, filed as Exhibit
               (2).2 to the registrant's Registration Statement on Form S-4 filed on September 3, 1996 (No. 333-11305), is incorporated herein by reference.

          .26 Agreement and Plan of Merger, dated as of October 14, 1997, by and between South Alabama, the Monroeville Bank and Peterman State Bank, filed as Exhibit (2).1 hereto.

          .27 Option Contract between registrant and Morphy's Move, L.L.C., dated November 17, 1997.

          .28 *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997.

          .29 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and John B. Barnett, III.

          .30 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and Haniel F. Croft.

          .31 Mutual Waiver and Agreement, dated as of March 25, 1998, between South Alabama, the Monroeville Bank and Peterman State Bank, filed as Exhibit (2).2 hereto.

     (13) Annual report to security holders.

          .1 1997 Annual Report of South Alabama Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

     (21) Subsidiaries of the registrant.

          .1   Subsidiaries of South Alabama Bancorporation, Inc.

(b)  Reports on Form 8-K

          None.

*Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION, INC.



                              By:  /s/ F. Michael Johnson
                                   F. Michael Johnson
                                   Chief Financial Officer
                                   and Secretary


Dated: March 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Name                Title                    Date

/s/W. Bibb Lamar, Jr.              Director, President and  03/27/1998
W. Bibb Lamar, Jr.                 CEO (Principal
                                   executive officer)


/s/F. Michael Johnson              Chief Financial Officer  03/30/1998
F. Michael Johnson                 and Secretary
                                   (Principal financial and
                                   accounting officer)

/s/John B. Barnett, III            Director, Executive      03/27/1998
John B. Barnett, III               Vice President



/s/ Stephen G. Crawford            Director                 03/27/1998
Stephen G. Crawford



/s/Haniel F. Croft                 Director                 03/27/1998
Haniel F. Croft



/s/ David C. De Laney              Director                 03/27/1998
David C. De Laney



/s/Lowell J. Friedman              Director                 03/27/1998
Lowell J. Friedman



/s/Broox G. Garrett, Jr.           Director                 03/27/1998
Broox G. Garrett, Jr.



/s/W. Dwight Harrigan              Director                 03/27/1998
W. Dwight Harrigan




/s/James P. Hayes, Jr.             Director                 03/27/1998
James P. Hayes, Jr.



/s/Clifton C. Inge                 Director                 03/27/1998
Clifton C. Inge



/s/Kenneth R. McCartha             Director                 03/27/1998
Kenneth R. McCartha



/s/Thomas E. McMillan, Jr.         Director                 03/27/1998
Thomas E. McMillan, Jr.



                                   Director
J. Richard Miller, III



/s/Harris V. Morrissette           Director                 03/27/1998
Harris V. Morrissette



/s/J. Stephen Nelson               Director and Chairman    03/27/1998
J. Stephen Nelson


/s/Paul D. Owen, Jr.               Director                 03/27/1998
Paul D. Owens, Jr.



/s/Earl H. Weaver                   Director                03/27/1998
Earl H. Weaver








                        ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(1) AND (2)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CERTAIN EXHIBITS

                       YEAR ENDED DECEMBER 31, 1997

                    SOUTH ALABAMA BANCORPORATION, INC.

                              MOBILE, ALABAMA

                  FORM 10-K - ITEM 14(a)(1) AND (2)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1997, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

          Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31, 1997 and
          1996.

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements.


     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.







                        ANNUAL REPORT ON FORM 10-K

                                ITEM 14(c)

                                 EXHIBITS

                                 EXHIBIT INDEX

     SEC Assigned
     Exhibit Number           Description of Exhibit

          (2).1 Agreement and Plan of Merger by and Between South Alabama Bancorporation, Inc., the Monroe County Bank and Peterman State Bank dated as of October 14, 1997

          (2).2          Mutual Waiver and Agreement

          (10).27 Option between Morphy s Move, L.L.C. and South Alabama Bancorporation, Inc.

          (10).28 Amendment Number One to South Alabama Bancorporation, Inc. 1993 Incentive Compensation Plan

          (10).29        Monroe County Bank Change in Control Compensation
                         Agreement

          (10).30        Monroe County Bank Change in Control Compensation
                         Agreement

          (21).1         Subsidiaries of South Alabama Bancorporation, Inc.