Form 10-Q
period 1998-03-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-05-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended March 31, 1998.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at March 31,
1998:  4,247,586
                               Page 1 of 18

            SOUTH ALABAMA BANCORPORATION,INC. AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          March 31, 1998 and December 31, 1997                 3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1998 and 1997           4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997           5

          Notes to Consolidated Financial Statements
          March 31, 1998                                    6-10

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       11-17

PART II.  Other Information                                   18

                    . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                        March 31,   December 31,
                                            1998           1997
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 18,089     $ 16,504
Federal Funds Sold                          31,627       25,293

       Total Cash and Cash Equivalents      49,716       41,797
Interest Bearing Deposits                      100          100
Securities Available for Sale (at Market)  113,884      110,255
Securities Held to Maturity
 (Market value of $7,216 and $8,483,
  respectively)                              7,089        8,345

Loans                                      191,309      196,644
Less: Unearned Loan Income                    <113>        <127>
      Allowance for Loan Losses             <2,706>      <2,685>
      Loans, Net                           188,490      193,832

Premises and Equipment                       7,534        7,064
Other Real Estate Owned,Net                     14
Accrued Income Receivable                    3,085        3,447
Intangible assets                            3,951        3,993
Other Assets                                 1,487          762
     Total                                $375,350     $369,595

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 57,097     $ 58,904
Interest Bearing Demand Deposits           113,444      110,199
Savings Deposits                            23,566       22,849
Large Denomination Time Deposits
 (of $100 or more)                          45,998       44,494
Time Deposits                               82,544       78,731
     Total Deposits                        322,649      315,177
Short-Term Borrowing                         3,538        6,468
Other Liabilities                            2,992        2,488
     Total Liabilities                     329,179      324,133
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  5,500,000
  Shares Outstanding 1998-4,247,586
                     1997-4,245,586             42           42
Capital Surplus                             33,271       33,244
Retained Earnings                           11,941       11,361
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           917          815
     Total Shareholders' Equity             46,171       45,462

     Total                                $375,350     $369,595
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended March 31,
                                            1998        1997
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,475      $ 4,415
  Investments:Taxable                        1,313        1,405
              Non-Taxable                      447          378
  Other                                        367          105
          Total Interest Revenue             6,602        6,303

Interest Expense:
  Deposits                                   2,895        2,476
  Other                                         67           65
          Total Interest Expense             2,962        2,541

Net Interest Revenue                         3,640        3,762
Provision for Loan Losses                       77           61
Net Interest Revenue After Provision
  for Loan Losses                            3,563        3,701

Non-Interest Revenue:
  Trust Income                                 324          280
  Service Charges on Deposit Accounts          321          316
  Securities Gains and Losses,net               (2)           9
  Other Income, Charges and Fees                94           91
          Total Non-Interest Revenue           737          696

Non-Interest Expense:
  Salaries                                   1,298        1,199
  Pensions and Employee Benefits               340          311
  Net Occupancy Expense                        208          206
  Furniture and Equipment Expense              223          222
  Intangible Amortization                       42           42
  Other Expense                                735          763
          Total Non-Interest Expense         2,846        2,743

Income Before Income Taxes                   1,454        1,654
Income Tax Expense                             407          483
Net Income                                  $1,047      $ 1,171

Basic Earnings Per Common Share             $ 0.25      $   .28

Diluted Earnings Per Share                  $ 0.24      $   .28



  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended March 31,
                                             1998      1997
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 1,047      $ 1,171
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                316          370
  Provision for loan losses                     77           61
  Securities gains and losses,net                2           <9>
  Deferred income tax provision (benefit)        2           82
  (Increase) decrease in:
    Income receivable                          362          232
    Other assets                              <725>          75
  Increase (decrease) in other liabilities     444           73
Net cash provided by operating activities    1,525        2,055
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                     0            0
  Net (increase) decrease in loans           5,251       <2,147>
  Purchase of premises and equipment          <669>         <87>
  Net decrease in other real estate owned        0            0
  Proceeds from sale of securities
   available for sale                            0            9
  Proceeds from maturities of investments   15,314        4,680
  Purchase of investments                  <17,604>      <3,484>
Net cash provided by (used in) investing
  activities                                 2,292       <1,029>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits        7,472       <1,472>
  Net increase (decrease) in short-
    term borrowing                          (2,930)        <267>
  Proceeds from issuance of stock               27            0
  Dividends paid                              <467>        <423>
Net cash provided by (used in) financing
 activities                                  4,102       <2,162>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                        7,919       <1,136>
Cash and cash equivalents at beginning
  of period                                 41,797       29,913
Cash and cash equivalents at end of
  period                                   $49,716      $28,777
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 2,933      $ 2,622
  Income taxes paid in cash                      0          175


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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.

NOTE B: The allowance for losses on loans for the three month periods ended March 31, 1998 and 1997 are summarized as follows (in thousands):

                                                 1998         1997
          Allowance for loan losses:
          Balance at beginning of period        $ 2,685      $ 2,600
            Provision charged to
              operating expense                      77           61
            Losses charged off                     <136>        <103>
            Recoveries                               80           22

           Balance at end of period             $ 2,706      $ 2,580

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 1998 and 1997.

          Diluted earnings per share for the three month periods ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          In 1997, the Company adopted SFAS 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's previously reported earnings per share amounts were restated. The following table represents the earnings per share calculations for the three months ended March 31, 1998 and 1997,(in thousands except per share amounts):


                               Income   Shares    Earnings per share
March 31, 1998

Net income                     $1,047
Basic earnings per share:
  Income available to common
   shareholders                $1,047   4,247     $0.25
Dilutive securities
  Stock option plan shares                 78
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,047   4,325     $0.24


                               Income   Shares    Earnings per share
March 31, 1997

Net income                     $1,171
Basic earnings per share:
  Income available to common
   shareholders                $1,171   4,227     $0.28
Dilutive securities
  Stock option plan shares                 16
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,171   4,243     $0.28



NOTE D: The American Institute of Certified Public Accountants has issued Statements of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed.) Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

          This statement is effective for financial statements for fiscal years beginning after December 31, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.


NOTE E: The Company adopted SFAS No. 130 January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

         The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the quarter ended March 31, 1998, the net unrealized gain on these securities increased by $160 thousand. For the quarter ended March 31, 1997, the net unrealized gain (loss) on these securities decreased by $670 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the quarters ended March 31, 1998 and 1997, the Company recognized a $102 thousand increase and a $442 thousand decrease in the net unrealized gain (loss) component of equity, respectively.

         Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain
         (loss) serves to increase or decrease comprehensive income.



          The following table represents comprehensive income for the quarter ended March 31, 1998 and 1997 (in thousands):

                                                 1998           1997
     Net Income                                 $1,047         $1,171
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities        102           (442)
      Comprehensive income                       $1,149         $  729


NOTE F: There have been no material changes in reported market risk since year-end.




















           Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, the Monroe County Bank, and South Alabama Trust Company. This analysis focuses upon significant changes in financial condition between December 31, 1997 and March 31, 1998, and significant changes for the three month periods ended March 31, 1998 and 1997.
     In January 1998, the trust departments of South Alabama Bank and First National Bank, Brewton were merged to form South Alabama Trust Company, a wholly owned subsidiary. This combination will allow the Company to realize certain economies of scale from operational expenses.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.
Financial Condition
     Total assets at March 31, 1998 were $375.4 million, an increase of $5.8 million, or 1.6 percent, from $369.6 million at December 31, 1997. The decrease in loans of $5.3 million, or 2.7 percent, and the increase in deposits of $7.5 million, or 2.4 percent, was used in part to fund the increase in investment securities of $2.4 million, or 2.0 percent, and the increase in federal funds sold of $6.3 million, or 25.0 percent.
     Time deposits, consisting of certificates of deposit, increased $3.8 million, or 4.8 percent. Large denomination time deposits increased $1.5 million, or 3.4 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $1.8 million, or 3.1 percent, while interest bearing demand deposits increased $3.2 million, or 2.9 percent. Core deposits, defined as total deposits less time deposits, increased by $2.2 million. Short-term borrowing decreased $2.9 million, or 45.3 percent, from year-end 1997.
     The Company's equity as a percent of total assets at March 31, 1998 was 12.3 percent, unchanged from December 31, 1997. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.0 percent, unchanged from year-end 1997.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $40.7 million at December 31, 1997 and $41.3 million at March 31, 1998. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $43.3 million at December 31, 1997 and $44.0 million at March 31, 1998. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 17.24 percent and 18.38 percent, respectively, at December 31, 1997, and 17.59 percent and 18.75 percent, respectively, at March 31, 1998. Both the December 1997 and the March 1998 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.
       The components of the Company's risk-based capital calculations for March 31, 1998 are shown below (dollars in thousands):

                                               March 31,
                                                   1998

          Tier I capital--
            Tangible Common shareholders'
             equity                             $41,303

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     2,706

                Total capital (Tiers I and II)  $44,009

          Risk-weighted assets                 $234,752
          Quarterly average assets              363,652
          Risk-based capital ratios:
            Tier I capital                        17.59%
            Total capital (Tiers I and II)        18.75%

     During the first quarter of 1998 the Company declared a regular quarterly dividend of $0.11 per share, payable April 1, 1998, to shareholders of record March 16, 1998.
Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $117.6 million at March 31, 1998. These assets represented 31.3 percent of total assets at quarter end as compared to
24.7 percent at December 31, 1997. The net change in cash and cash equivalents for the three month period ended March 31, 1998 was an increase of $7.9 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

Summary of Non-Performing Assets
(Dollars in Thousands)
                                          March 31,       December 31,
                                              1998             1997

Accruing loans 90 days or more past due     $  216           $   43
Loans on non-accrual                           520              665
Renegotiated loans                               0                0
     Total non-performing loans                736              708
Other real estate owned                         14                0
     Total non-performing assets            $  750           $  708
Accruing Loans 90 days or more past due
  as a percent of loans                       0.11%            0.02%

Total non-performing loans as a
  percent of loans                            0.38%            0.36%

Total non-performing assets as a percent
  of loans and other real estate owned        0.39%            0.36%

     Non-performing loans increased only slightly from year-end 1997. The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE FIRST QUARTER
    The Company recorded net income of $1.0 million, or $0.25 per share, during the first quarter of 1998, compared to net income in the first quarter of 1997 of $1.2 million, or $0.28 per share. The increase in total interest revenue of $299 thousand, or 4.7 percent, and the increase in interest expense of $421 thousand, or 16.6 percent, were due primarily to an increase in average interest earning assets and interest bearing liabilities. The net interest margin decreased from 4.78 percent in the first quarter of 1997 to 4.36 percent in the first quarter of 1998, resulting in a decrease in net interest revenue of $122 thousand, or 3.2 percent. Average interest bearing liabilities increased 8.4 percent in the first quarter of 1998 compared to the first quarter of 1997. The growth in these funds was used to fund federal funds sold, the lowest yielding earning asset, as average loans and investment securities were relatively unchanged. Contributing also to the narrower net interest margin was the fact that several higher yielding agency securities have been called over the past year and replaced with lower yielding securities. Management provided $77 thousand for loan losses during the first quarter of 1998, compared to a $61 thousand provision for the first quarter of 1997. Net charge offs during the first three months of 1998 were $56 thousand compared to $81 thousand in the first three months of 1997. The allowance for loan losses at March 31, 1998 and December 31, 1997 as a percent of loans was
1.41 percent and 1.37 percent respectively. The increase in the allowance for loan losses as a percentage of loans was due primarily to the decrease in loans. The allowance for loan losses represented 3.68 times non-performing loans at March 31, 1998 and 3.79 times non-performing loans at December 31, 1997. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at March 31, 1998.
     Non-interest revenue was $737 thousand for the first quarter of 1998, compared to $696 thousand for the same period in 1997, an increase of 5.9 percent, due primarily to the increase in Trust Company revenue of $44 thousand.
     Salary and employee benefit expense increased $128 thousand, or 8.5 percent, caused by an increase in full time equivalent employees from 195 at March 31, 1997 to 198 at March 31, 1998 and by merit increases. Net occupancy expense increased $2 thousand when compared to the same period in 1997, while furniture and equipment expense increased $1 thousand.
     Other expenses include data processing fees for the trust company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 1998 decreased by $28 thousand, or 3.7 percent.
     Income tax expense was $407 thousand for the first quarter of 1998, compared to $483 thousand for the same period in 1997. The decrease in income tax expense in 1998 compared to 1997 resulted primarily from a decrease in taxable income.




Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended March 31, 1998.


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


05/14/1998                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



05/14/1998                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer