Form 10-Q
period 1998-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-08-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


         For Quarter ended June 30, 1998.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at June 30,
1998:  6,525,709
                               Page 1 of 23

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          June 30, 1998 and December 31, 1997                  3

          Consolidated Statements of Operations
          Six Months Ended June 30, 1998 and 1997              4

          Consolidated Statements of Operations
          Three Months Ended June 30, 1998 and 1997            5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1998 and 1997              6

          Notes to Consolidated Financial Statements
          June 30, 1998                                     7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       12-21

PART II.  Other Information                                   22

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                        June 30,     December 31,
                                            1998           1997
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 16,005     $ 16,504
Federal Funds Sold                          22,763       25,293

       Total Cash and Cash Equivalents      38,768       41,797
Interest Bearing Deposits                      331          100
Securities Available for Sale (at Market)  129,592      110,255
Securities Held to Maturity
 (Market value of $5,824 and $8,483,
  respectively)                              5,765        8,345

Loans                                      211,546      196,644
Less: Unearned Loan Income                    <141>        <127>
      Allowance for Loan Losses             <2,785>      <2,685>
      Loans, Net                           208,620      193,832

Premises and Equipment                       8,189        7,064
Other Real Estate Owned,Net                     26
Accrued Income Receivable                    3,769        3,447
Intangible assets                            4,688        3,993
Other Assets                                 1,358          762
     Total                                $401,106     $369,595

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 59,929     $ 58,904
Interest Bearing Demand Deposits           116,292      110,199
Savings Deposits                            26,460       22,849
Large Denomination Time Deposits
 (of $100 or more)                          51,706       44,494
Time Deposits                               87,813       78,731
     Total Deposits                        342,200      315,177
Short-Term Borrowing                         7,158        6,468
Other Liabilities                            2,519        2,488
     Total Liabilities                     351,877      324,133
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  10,000,000
  Shares Outstanding 1998-6,525,709
                     1997-6,371,379             65           64
Capital Surplus                             35,769       33,222
Retained Earnings                           12,506       11,361
Net Unrealized Gain (Loss) on Securities
  Available for Sale                           889          815
     Total Shareholders' Equity             49,229       45,462

     Total                                $401,106     $369,595
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Six Months Ended June 30,
                                            1998        1997
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 9,135      $ 8,924
  Investments:Taxable                        2,723        2,765
              Non-Taxable                      940          768
  Other                                        796          267
          Total Interest Revenue            13,594       12,724

Interest Expense:
  Deposits                                   5,963        5,085
  Other                                        140          124
          Total Interest Expense             6,103        5,209

Net Interest Revenue                         7,491        7,515
Provision for Loan Losses                       98          106
Net Interest Revenue After Provision
  for Loan Losses                            7,393        7,409

Non-Interest Revenue:
  Trust Income                                 649          560
  Service Charges on Deposit Accounts          683          657
  Securities Gains and Losses,net               (6)           2
  Other Income, Charges and Fees               240          189
          Total Non-Interest Revenue         1,566        1,408

Non-Interest Expense:
  Salaries                                   2,691        2,424
  Pensions and Employee Benefits               617          599
  Net Occupancy Expense                        417          403
  Furniture and Equipment Expense              499          455
  Intangible Amortization                       86           84
  Other Expense                              1,635        1,540
          Total Non-Interest Expense         5,945        5,505

Income Before Income Taxes                   3,014        3,312
Income Tax Expense                             846          949
Net Income                                  $2,168      $ 2,363

Basic Earnings Per Common Share             $ 0.34      $   .37

Diluted Earnings Per Share                  $ 0.33      $   .37

          (See accompanying notes to consolidated financial statements.)






            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended June 30,
                                            1998        1997
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,660      $ 4,509
  Investments:Taxable                        1,410        1,360
              Non-Taxable                      493          390
  Other                                        429          162
          Total Interest Revenue             6,992        6,421

Interest Expense:
  Deposits                                   3,068        2,609
  Other                                         73           59
          Total Interest Expense             3,141        2,668

Net Interest Revenue                         3,851        3,753
Provision for Loan Losses                       21           45
Net Interest Revenue After Provision
  for Loan Losses                            3,830        3,708

Non-Interest Revenue:
  Trust Income                                 325          280
  Service Charges on Deposit Accounts          362          341
  Securities Gains and Losses,net               (4)          (7)
  Other Income, Charges and Fees               146           98
          Total Non-Interest Revenue           829          712

Non-Interest Expense:
  Salaries                                   1,393        1,225
  Pensions and Employee Benefits               277          288
  Net Occupancy Expense                        209          197
  Furniture and Equipment Expense              276          233
  Intangible Amortization                       44           42
  Other Expense                                900          777
          Total Non-Interest Expense         3,099        2,762

Income Before Income Taxes                   1,560        1,658
Income Tax Expense                             439          466
Net Income                                  $1,121      $ 1,192

Basic Earnings Per Common Share             $ 0.17      $   .19

Diluted Earnings Per Share                  $ 0.17      $   .19

  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Six Months Ended June 30,
                                             1998      1997
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 2,168      $ 2,363
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                636          721
  Provision for loan losses                     98          106
  Securities gains and losses,net                6           <2>
  Deferred income tax provision (benefit)     <133>          23
  (Increase) decrease in:
    Income receivable                         <135>         <41>
    Other assets                              <511>         219
  Increase (decrease) in other liabilities     <34>        <468>
Net cash provided by operating activities    2,095        2,921
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                  <231>           0
  Net (increase) decrease in loans          <8,698>      <6,177>
  Purchase of premises and equipment        <1,351>        <171>
  Net decrease in other real estate owned        0            0
  Proceeds from sale of securities
   available for sale                            0        1,998
  Proceeds from maturities of investments   28,413       10,311
  Purchase of investments                  <42,232>      <9,221>
  Net cash acquired from business
   combinations                              8,132            0
Net cash provided by (used in) investing
  activities                               <15,967>      <3,260>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       11,166         <290>
  Net increase (decrease) in short-
    term borrowing                             690          962
  Proceeds from issuance of stock                9           55
  Dividends paid                            <1,022>      <6,135>
Net cash provided by (used in) financing
 activities                                 10,843       <5,408>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <3,029>      <5,747>
Cash and cash equivalents at beginning
  of period                                 41,797       29,913
Cash and cash equivalents at end of
  period                                   $38,768      $24,166
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 6,015      $ 5,286
  Income taxes paid in cash                    587          895


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

NOTE B: The allowance for losses on loans for the six month periods ended June 30, 1998 and 1997 are summarized as follows (in thousands):

                                                 1998         1997
          Allowance for loan losses:
          Balance at beginning of period        $ 2,685      $ 2,600
            Balance acquired                        287
            Provision charged to
              operating expense                      98          106
            Losses charged off                     <456>        <155>
            Recoveries                              171           46

           Balance at end of period             $ 2,785      $ 2,597

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six month periods ended June 30, 1998 and 1997.

          Diluted earnings per share for the six month periods ended June 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          In 1997, the Company adopted SFAS 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's previously reported earnings per share amounts were restated. The following table represents the earnings per share calculations for the six months ended June 30, 1998 and 1997,(in thousands except per share amounts):

                               Income   Shares    Earnings per share
June 30, 1998

Net income                     $2,168
Basic earnings per share:
  Income available to common
   shareholders                $2,168   6,411     $0.34
Dilutive securities
  Stock option plan shares                120
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $2,168   6,531     $0.33


                               Income   Shares    Earnings per share
June 30, 1997

Net income                     $2,363
Basic earnings per share:
  Income available to common
   shareholders                $2,363   6,344     $0.37
Dilutive securities
  Stock option plan shares                 38
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $2,363   6,382     $0.37



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

         The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the six months ended June 30, 1998, the net unrealized gain on these securities increased by $121 thousand. For the six months ended June 30, 1997, the net unrealized gain (loss) on these securities increased by $144 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the six months ended June 30, 1998 and 1997, the Company recognized increases of $74 thousand and $91 thousand, respectively, in the net unrealized gain (loss) component of equity.

         Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain
         (loss) serves to increase or decrease comprehensive income.



          The following table represents comprehensive income for the Six months ended June 30, 1998 and 1997 (in thousands):

                                                 1998           1997
     Net Income                                 $2,168         $2,363
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities         74             91
      Comprehensive income                       $2,242         $2,454


NOTE F: There have been no material changes in reported market risk since year-end.


                   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, the Monroe County Bank, and South Alabama Trust Company. This analysis focuses upon significant changes in financial condition between December 31, 1997 and June 30, 1998, and significant changes for the three month periods ended June 30, 1998 and 1997, as well as significant changes for the six months periods ended June 30, 1998 and 1997.
     In January 1998, the trust departments of South Alabama Bank and First National Bank, Brewton were merged to form South Alabama Trust Company, a wholly owned subsidiary. This combination will allow the Company to realize certain economies of scale from operational expenses.
     On May 15, 1998, Peterman State Bank, a Peterman, Alabama state bank, was acquired by the Company and merged into the Monroe County Bank. This transaction has been accounted for as a purchase (the "Peterman purchase").
     On May 12, 1998, the Company announced a stock split effected in the form of a stock dividend of one-half of a share of the Company's common stock to be paid on each share of the Company's common stock outstanding at the close of business on June 15, 1998. All share and per share information in these financial statements have been restated to give effect of the stock split.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition

     Total assets at June 30, 1998 were $401.1 million, an increase of $31.5 million, or 8.5 percent, from $369.6 million at December 31, 1997. Approximately $18 million of this increase was attributable to the Peterman purchase. Approximately $6.5 million of the $14.9 million increase in loans, or 7.6 percent, was attributable to the Peterman purchase. Deposits increased by $27.0 million, or 8.6 percent. Approximately 60 percent of this increase resulted from the Peterman purchase. The internal deposit growth was used in part to fund the increase in investment securities of $16.8 million, or 14.1 percent, and the increase in loans not resulting from the Peterman purchase.
     Time deposits, consisting of certificates of deposit, increased $9.1 million, or 11.5 percent. Large denomination time deposits increased $7.2 million, or 16.2 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits increased $1.0 million, or 1.7 percent, while interest bearing demand deposits increased $6.1 million, or 5.5 percent. Core deposits, defined as total deposits less time deposits, increased by $10.7 million. Short-term borrowing increased $690 thousand, or 10.7 percent, from year-end 1997.
     The Company's equity as a percent of total assets at June 30, 1998 was 12.3 percent, unchanged from December 31, 1997. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.0 percent, unchanged from year-end 1997.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $40.7 million at December 31, 1997 and $43.7 million at June 30, 1998. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $43.3 million at December 31, 1997 and $46.4 million at June 30, 1998. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 17.24 percent and 18.38 percent, respectively, at December 31, 1997, and 16.80 percent and 17.87 percent, respectively, at June 30, 1998. Both the December 1997 and the June 1998 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.

       The components of the Company's risk-based capital calculations for June 30, 1998 are shown below (dollars in thousands):

                                                 June 30,
                                                   1998
          Tier I capital--
            Tangible Common shareholders'
              equity                            $ 43,652

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                      2,785

                Total capital (Tiers I and II)  $ 46,437

          Risk-weighted assets                  $259,792
          Quarterly average assets               379,191
          Risk-based capital ratios:
            Tier I capital                         16.80%
            Total capital (Tiers I and II)         17.87%

     During the second quarter of 1998 the Company declared a regular quarterly dividend of $0.085 per share, payable July 1, 1998, to shareholders of record June 15, 1998.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $111.1 million at June 30, 1998. These assets represented 27.7 percent of total assets at quarter end as compared to
24.7 percent at December 31, 1997. The net change in cash and cash equivalents for the six month period ended June 30, 1998 was a decrease of $3.0 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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


Summary of Non-Performing Assets
(Dollars in Thousands)
                                           June 30,       December 31,
                                              1998             1997

Accruing loans 90 days or more past due     $  738           $   43
Loans on non-accrual                           380              665
Renegotiated loans                               0                0
     Total non-performing loans              1,118              708
Other real estate owned                         26                0
     Total non-performing assets            $1,144           $  708
Accruing Loans 90 days or more past due
  as a percent of loans                       0.35%            0.02%

Total non-performing loans as a
  percent of loans                            0.53%            0.36%

Total non-performing assets as a percent
  of loans and other real estate owned        0.54%            0.36%

     Non-performing loans increased by $410 thousand, or 57.9 percent, from year-end 1997. This majority of the increase was due to the Peterman purchase and to one loan at South Alabama Bank. The principal on the loan at South Alabama Bank is expected to be paid in full by the end of this year.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations
THE SECOND QUARTER

    The Company recorded net income of $1.1 million, or $0.17 per share, during the second quarter of 1998, compared to net income in the second quarter of 1997 of $1.2 million, or $0.19 per share. The increase in total interest revenue of $571 thousand, or 8.9 percent, and the increase in interest expense of $473 thousand, or 17.7 percent, were due primarily to an increase in average interest earning assets and interest bearing liabilities, caused in part by the Peterman purchase. The increases in average interest earning assets and interest bearing liabilities, combined with the decrease in the net interest margin from
4.79 percent in the second quarter of 1997 to 4.34 percent in the second quarter of 1998, resulted in a small increase in net interest revenue of $98 thousand, or 2.6 percent. Contributing to the narrower net interest margin was the fact that several higher yielding agency securities have been called over the past year and replaced with lower yielding securities. Management provided $21 thousand for loan losses during the second quarter of 1998, compared to a $45 thousand provision for the second quarter of 1997. Net charge offs during the first six months of 1998 were $285 thousand compared to $109 thousand in the first six months of 1998. The allowance for loan losses at June 30, 1998 and December 31, 1997 as a percent of loans was 1.32 percent and 1.37 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to the increase in loans. The allowance for loan losses represented 2.49 times non-performing loans at June 30, 1998 and 3.79 times non-performing loans at December 31, 1997. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at June 30, 1998.
     Non-interest revenue was $829 thousand for the second quarter of 1998, compared to $712 thousand for the same period in 1997, an increase of 16.4 percent, due primarily to the increase in Trust Company revenue of $45 thousand and to the increase in deposit account service charges.
     Salary and employee benefit expense increased $157 thousand, or
10.4 percent, caused by an increase in full time equivalent employees from 196 at June 30, 1997 to 206 at June 30, 1998 and by merit increases. Net occupancy expense increased $12 thousand when compared to the same period in 1997, while furniture and equipment expense increased $43 thousand.
     Other expenses include data processing fees for the trust company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in second quarter 1998 increased by $123 thousand, or 15.8 percent. Contributing to the increase in all categories of non-interest expense was the opening of a Baldwin county branch of South Alabama Bank and the Peterman purchase.
A name change at South Alabama Bank contributed to the increase in other expenses.
     Income tax expense was $439 thousand for the second quarter of 1998, compared to $466 thousand for the same period in 1997. The decrease in income tax expense in 1998 compared to 1997 resulted primarily from a decrease in taxable income.

THE SIX MONTHS

   The Company recorded net income of $2.2 million, or $0.34 per share, during the first six months of 1998 compared to net income in the first six months of 1997 of $2.4 million, or $0.37 per share. Total interest revenue increased by $870 thousand, or 6.8 percent, due to increased volume in loans and investment securities and to the Peterman purchase. Interest expense increased $894 thousand, or 17.2 percent, due primarily to increased deposit volume and to the Peterman purchase. Management provided $98 thousand for loan losses during the first six months of 1998 compared to $106 thousand for the first six months of 1997.
     Non-interest revenue was $1.6 million for the first six months of 1998, compared to $1.4 million for the same period in 1997, an increase of 11.2 percent.
     Non-interest expense in the six month period was $5.9 million in 1998, an increase of $440 thousand from 1997. Salary and employee benefits increased $285 thousand, or 9.4 percent, a combination of merit increases and an increase in full time equivalent employees.
     Income tax expense was $846 thousand for the first six months of 1998, compared to $949 thousand for the same period in 1997. The decrease in income tax expense in 1998 compared to 1997 resulted primarily from lower levels of taxable income.

YEAR 2000 PROBLEM

     The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Banks, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Y2K compliant. These risks include the inability of two of the Banks to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayments terms if their business are interrupted, and the inability to make payment for checks drawn on the Banks, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Bank's or correspondent banks' are not Y2K compliant.
     The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loans accounts. The Banks will be involved in a test of this system prior to year end 1998. Testing of all other systems is scheduled to be completed by the end of 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Y2K compliance. The Company is also in the process of establishing a contingency plan, which is scheduled to be completed by the end of 1998.
     The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $150 thousand, of which approximately $50 thousand has been incurred.



Item 4. Submission of Matters to a Vote of Security Holders
The stockholders approved, during the annual meeting on May 7, 1998, the Election of the Directors. A total of 5,667,867 shares of Common Stock, or 88.95 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:


                        Votes in    Votes                Broker
Nominee                 Favor       Against  Abstaining  Non-Votes
John B. Barnett, III    5,666,367   1,500         0          0
Stephen G. Crawford     5,666,367   1,500         0          0
Haniel F. Croft         5,666,367   1,500         0          0
David C. DeLaney        5,666,367   1,500         0          0
Lowell J. Friedman      5,666,367   1,500         0          0
Broox G. Garrett, Jr.   5,666,367   1,500         0          0
W. Dwight Harrigan      5,666,367   1,500         0          0
James P. Hayes, Jr.     5,666,367   1,500         0          0
Clifton C. Inge         5,666,367   1,500         0          0
W. Bibb Lamar, Jr.      5,666,367   1,500         0          0
Kenneth R. McMartha     5,666,367   1,500         0          0
Thomas E. McMillan, Jr. 5,666,367   1,500         0          0
J. Richard Miller, III  5,666,367   1,500         0          0
Harris V. Morrissette   5,666,367   1,500         0          0
J. Stephen Nelson       5,666,367   1,500         0          0
Paul D. Owen, Jr.       5,666,367   1,500         0          0
Earl H. Weaver          5,666,367   1,500         0          0

The stockholders also approved, at the May 7, 1998 meeting, the amendment to the Articles of Incorporation to increase the authorized shares of common stock. The vote was as follows:

       For approval of the amendment        5,601,226
       Against approval of the amendment       49,604
       Abstain                                 17,037
       Broker Non-Votes                             0



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended June 30, 1998.


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


08/14/98                      /s/ W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



08/13/98                      /s/ F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer