Form 10-Q/A
period 1998-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-08-25
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at June 30,
1998:  6,525,709
                                Page 1 of 2



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

       (3)  Articles of Incorporation and Bylaws

        .1 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc., dated May 7, 1998.

        (27) Financial Data Schedule Article 9

(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended June 30, 1998.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


08/24/98                      /s/ W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



08/24/98                      /s/ F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer