Form 10-K/A
period 1997-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-09-17
CIK 783739

AMENDMENT NO. 1
                                        to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of September 4, 1998 (assuming that all officers, directors and 5% shareholders are affiliates):  $83,569,377.50

Shares of Common Stock ($.01 Par) outstanding at September 4, 1998:  6,525,709

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 1998 annual meeting are incorporated by reference into Part III.

_____________________________________________________________________________

     Registrant's annual report on Form 10-K for the year ended December 31, 1997 is hereby supplemented and amended as follows:

1.   The following is hereby added:

      Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

               The information required by this item is included on pages 13 and 14 of Management's Discussion and Analysis of Financial Conditions and Results of Operations, which is incorporated herein pursuant to
      Item 7, above.


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


Dated: September 17, 1998