Form 10-Q
period 1998-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1998-11-13
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1998.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at September 30, 1998: 6,525,709
                               Page 1 of 22

              SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                           INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 1998 and December 31, 1997             3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1998 and 1997        4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1998 and 1997       5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997        6

          Notes to Consolidated Financial Statements
          September 30, 1998                                7-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       12-21

PART II.  Other Information                                   22

                   . . PART I. FINANCIAL INFORMATION

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                        September 30,  December 31,
                                            1998           1997
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 15,883     $ 16,504
Federal Funds Sold                          11,684       25,293

       Total Cash and Cash Equivalents      27,567       41,797
Interest Bearing Deposits                      322          100
Securities Available for Sale (at Market)  129,840      110,255
Securities Held to Maturity
 (Market value of $4,834 and $8,483,
  respectively)                              4,716        8,345

Loans                                      225,201      196,644
Less: Unearned Loan Income                    <166>        <127>
      Allowance for Loan Losses             <2,764>      <2,685>
      Loans, Net                           222,271      193,832

Premises and Equipment                       8,116        7,064
Other Real Estate Owned,Net                    113
Accrued Income Receivable                    3,871        3,447
Intangible assets                            4,626        3,993
Other Assets                                 1,374          762
     Total                                $402,816     $369,595

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 58,154     $ 58,904
Interest Bearing Demand Deposits           116,216      110,199
Savings Deposits                            25,893       22,849
Large Denomination Time Deposits
 (of $100 or more)                          52,677       44,494
Time Deposits                               88,933       78,731
     Total Deposits                        341,873      315,177
Short-Term Borrowing                         6,721        6,468
Other Liabilities                            3,379        2,488
     Total Liabilities                     351,973      324,133
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  10,000,000
  Shares Outstanding 1998-6,525,709
                     1997-6,371,379             65           64
Capital Surplus                             35,769       33,222
Retained Earnings                           13,172       11,361
Net Unrealized Gain (Loss) on Securities
  Available for Sale                         1,837          815
     Total Shareholders' Equity             50,843       45,462

     Total                                $402,816     $369,595
(See accompanying notes to consolidated financial statements.)



            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                   Nine Months Ended September 30,
                                            1998        1997
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $14,124      $13,516
  Investments:Taxable                        4,193        4,097
              Non-Taxable                    1,483        1,160
  Other                                      1.116          404
          Total Interest Revenue            20,916       19,177

Interest Expense:
  Deposits                                   9,202        7,790
  Other                                        222          187
          Total Interest Expense             9,424        7,977

Net Interest Revenue                        11,492       11,200
Provision for Loan Losses                      140          144
Net Interest Revenue After Provision
  for Loan Losses                           11,352       11,056

Non-Interest Revenue:
  Trust Income                                 970          868
  Service Charges on Deposit Accounts        1,064        1,014
  Securities Gains and Losses,net               (7)          24
  Other Income, Charges and Fees               369          299
          Total Non-Interest Revenue         2,396        2,205

Non-Interest Expense:
  Salaries                                   4,141        3,661
  Pensions and Employee Benefits               928          893
  Net Occupancy Expense                        635          606
  Furniture and Equipment Expense              782          697
  Intangible Amortization                      136          126
  Other Expense                              2,449        2,305
          Total Non-Interest Expense         9,071        8,288

Income Before Income Taxes                   4,677        4,973
Income Tax Expense                           1,289        1,399
Net Income                                  $3,388      $ 3,574

Basic Earnings Per Common Share             $ 0.53      $   .56

Diluted Earnings Per Share                  $ 0.52      $   .56

      (See accompanying notes to the consolidated financial statements.)





            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                               Three Months Ended September 30,
                                            1998        1997
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 4,989      $ 4,592
  Investments:Taxable                        1,470        1,332
              Non-Taxable                      543          392
  Other                                        320          137
          Total Interest Revenue             7,322        6,453

Interest Expense:
  Deposits                                   3,239        2,705
  Other                                         82           63
          Total Interest Expense             3,321        2,768

Net Interest Revenue                         4,001        3,685
Provision for Loan Losses                       42           38
Net Interest Revenue After Provision
  for Loan Losses                            3,959        3,647

Non-Interest Revenue:
  Trust Income                                 321          308
  Service Charges on Deposit Accounts          381          357
  Securities Gains and Losses,net               (1)          22
  Other Income, Charges and Fees               129          110
          Total Non-Interest Revenue           830          797

Non-Interest Expense:
  Salaries                                   1,450        1,237
  Pensions and Employee Benefits               311          294
  Net Occupancy Expense                        218          203
  Furniture and Equipment Expense              283          242
  Intangible Amortization                       50           42
  Other Expense                                814          765
          Total Non-Interest Expense         3,126        2,783

Income Before Income Taxes                   1,663        1,661
Income Tax Expense                             443          450
Net Income                                  $1,220      $ 1,211

Basic Earnings Per Common Share             $ 0.19      $   .19

Diluted Earnings Per Share                  $ 0.19      $   .19


  (See accompanying notes to consolidated financial statements.)

            SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                     Nine Months Ended September 30,
                                             1998      1997
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 3,388      $ 3,574
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                981        1,035
  Provision for loan losses                    140          144
  Securities gains and losses,net                7          <24>
  Deferred income tax provision (benefit)      <60>         524
  (Increase) decrease in:
    Income receivable                         <237>        <330>
    Other assets                              <509>         145
  Increase (decrease) in other liabilities     194           <8>
Net cash provided by operating activities    3,904        5,060
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                  <222>           0
  Net (increase) decrease in loans         <22,478>     <12,691>
  Purchase of premises and equipment        <1,539>        <282>
  Net decrease in other real estate owned        0            0
  Proceeds from sale of securities
   available for sale                        1,989        3,545
  Proceeds from maturities of investments   43,580       19,808
  Purchase of investments                  <57,121>     <18,341>
  Net cash acquired from business
   combinations                              8,132            0
Net cash provided by (used in) investing
  activities                               <27,659>      <7,961>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       10,839        6,006
  Net increase (decrease) in short-
    term borrowing                             253          730
  Proceeds from issuance of stock                9          106
  Dividends paid                            <1,576>      <6,601>
Net cash provided by (used in) financing
 activities                                  9,525          241
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <14,230>      <2,660>
Cash and cash equivalents at beginning
  of period                                 41,797       29,913
Cash and cash equivalents at end of
  period                                   $27,567      $27,253
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 9,241      $ 8,010
  Income taxes paid in cash                    919        1,160


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

NOTE B: The allowance for losses on loans for the nine month periods ended September 30, 1998 and 1997 are summarized as follows (in thousands):

                                                 1998         1997
          Allowance for loan losses:
          Balance at beginning of period        $ 2,685      $ 2,600
            Balance acquired                        287
            Provision charged to
              operating expense                     140          144
            Losses charged off                     <580>        <210>
            Recoveries                              232           75

           Balance at end of period             $ 2,764      $ 2,609

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine month periods ended September 30, 1998 and 1997.

          Diluted earnings per share for the nine month periods ended September 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          In 1997, the Company adopted SFAS 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's previously reported earnings per share amounts were restated. The following table represents the earnings per share calculations for the nine months ended September 30, 1998 and 1997,(in thousands except per share amounts):

                               Income   Shares    Earnings per share
September 30, 1998

Net income                     $3,388
Basic earnings per share:
  Income available to common
   shareholders                $3,388   6,450     $0.53
Dilutive securities
  Stock option plan shares                123
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $3,388   6,573     $0.52


                               Income   Shares    Earnings per share
September 30, 1997

Net income                     $3,574
Basic earnings per share:
  Income available to common
   shareholders                $3,574   6,346     $0.56
Dilutive securities
  Stock option plan shares                 50
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $3,574   6,396     $0.56



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

         The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the nine months ended September 30, 1998, the net unrealized gain on these securities increased by $1.7 million. For the nine months ended September 30, 1997, the net unrealized gain (loss) on these securities increased by $684 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the nine months ended September 30, 1998 and 1997, the Company recognized increases of $1.0 million and $431 thousand, respectively, in the net unrealized gain (loss) component of equity.

         Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain
         (loss) serves to increase or decrease comprehensive income.

         The following table represents comprehensive income for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                 1998           1997
     Net Income                                 $3,388         $3,574
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities      1,022            431
      Comprehensive income                       $4,410         $4,005

         The following table represents comprehensive income for the three months ended September 30, 1998 and 1997 (in thousands):

                                                 1998           1997
     Net Income                                 $1,220         $1,211
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities        948            340
      Comprehensive income                       $2,168         $1,551


NOTE F: There have been no material changes in reported market risk since year-end.



                  Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, the Monroe County Bank, and South Alabama Trust Company. This analysis focuses upon significant changes in financial condition between December 31, 1997 and September 30, 1998, and significant changes for the three month periods ended September 30, 1998 and 1997, as well as significant changes for the nine months periods ended September 30, 1998 and 1997.
     In January 1998, the trust departments of South Alabama Bank and First National Bank, Brewton were merged to form South Alabama Trust Company, a wholly owned subsidiary. This combination will allow the Company to realize certain economies of scale from operational expenses.
     On May 15, 1998, Peterman State Bank, a Peterman, Alabama state bank, was acquired by the Company and merged into the Monroe County Bank. This transaction has been accounted for as a purchase (the "Peterman purchase").
     On May 12, 1998, the Company announced a stock split effected in the form of a stock dividend of one-half of a share of the Company's common stock to be paid on each share of the Company's common stock outstanding at the close of business on June 15, 1998. All share and per share information in these financial statements have been restated to give effect to the stock split.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition
     Total assets at September 30, 1998 were $402.8 million, an increase of $33.2 million, or 9.0 percent, from $369.6 million at December 31, 1997. Approximately $18 million of this increase was attributable to the Peterman purchase. Approximately $6.5 million of the $28.6 million increase in loans, or 22.7 percent, was attributable to the Peterman purchase. Deposits increased by $26.7 million, or 8.5 percent. Approximately 60 percent of this increase resulted from the Peterman purchase. The internal deposit growth was used in part to fund the increase in investment securities of $16.0 million, or 13.5 percent, and the increase in loans not resulting from the Peterman purchase.
     Time deposits, consisting of certificates of deposit, increased $10.2 million, or 13.0 percent. Large denomination time deposits increased $8.2 million, or 18.4 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $750 thousand, or 1.3 percent, while interest bearing demand deposits increased $6.0 million, or 5.5 percent. Core deposits, defined as total deposits less time deposits, increased by $8.3 million. Short-term borrowing increased $253 thousand, or 3.9 percent, from year-end 1997.
     The Company's equity as a percent of total assets at September 30, 1998 was 12.6 percent, compared to 12.3 percent at December 31, 1997. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.3 percent, compared to 13.0 at year-end 1997.
     The Company and its subsidiary banks are required by the various depository institutions regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and unrealized gains and losses on available for sale securities, was $40.7 million at December 31, 1997 and $44.4 million at September 30, 1998. Tier II capital, which is Tier I plus the allowable portion of the allowance for loan losses, was $43.3 million at December 31, 1997 and $47.1 million at September 30, 1998. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II, were 17.24 percent and 18.38 percent, respectively, at December 31, 1997, and 16.42 percent and 17.44 percent, respectively, at September 30, 1998. Both the December 1997 and the September 1998 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II, respectively.

       The components of the Company's risk-based capital calculations for September 30, 1998 are shown below (dollars in thousands):

                                               September 30,
                                                   1998

           Tier I capital--
            Tangible Common shareholders'
             equity                             $44,380

          Tier II capital--
            Allowable portion of the allowance
              for loan losses                     2,764

                Total capital (Tiers I and II)  $47,144

          Risk-weighted assets                 $270,293
          Quarterly average assets              398,142
          Risk-based capital ratios:
            Tier I capital                        16.42%
            Total capital (Tiers I and II)        17.44%

     During the third quarter of 1998 the Company declared a regular quarterly dividend of $0.085 per share, payable October 1, 1998, to shareholders of record September 18, 1998.

Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $92.2 million at September 30, 1998. These assets represented 22.9 percent of total assets at quarter end as compared to
24.7 percent at December 31, 1997. The net change in cash and cash equivalents for the nine month period ended September 30, 1998 was a decrease of $14.2 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.


Summary of Non-Performing Assets
(Dollars in Thousands)
                                        September 30,       December 31,
                                              1998             1997

Accruing loans 90 days or more past due     $  491           $   43
Loans on non-accrual                           224              665
Renegotiated loans                               0                0
     Total non-performing loans                715              708
Other real estate owned                        113                0
     Total non-performing assets            $  828           $  708
Accruing Loans 90 days or more past due
  as a percent of loans                       0.22%            0.02%

Total non-performing loans as a
  percent of loans                            0.32%            0.36%

Total non-performing assets as a percent
  of loans and other real estate owned        0.37%            0.36%

     Non-performing loans increased by $7 thousand, or 1.0 percent, from year-end 1997. Other real estate owned consists of several small parcels of property.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE THIRD QUARTER
    The Company recorded net income of $1.2 million, or $0.19 per share, during the third quarter of 1998, compared to net income in the third quarter of 1997 of $1.2 million, or $0.19 per share. The increase in total interest revenue of $869 thousand, or 13.5 percent, and the increase in interest expense of $553 thousand, or 20.0 percent, were due primarily to an increase in average interest earning assets and interest bearing liabilities, caused in part by the Peterman purchase. The increases in average interest earning assets and interest bearing liabilities, offset by the decrease in the net interest margin from 4.73 percent in the third quarter of 1997 to 4.31 percent in the third quarter of 1998, resulted in a small increase in net interest revenue of $316 thousand, or 8.6 percent. Contributing to the narrower net interest margin was the fact that several higher yielding agency securities have been called over the past year and replaced with lower yielding securities. Management provided $42 thousand for loan losses during the third quarter of 1998, compared to a $38 thousand provision for the third quarter of 1997. Net charge offs during the first nine months of 1998 were $348 thousand compared to $135 thousand in the first nine months of 1998. This increase in net charge offs is primarily a result of the Peterman purchase. The allowance for loan losses at September 30, 1998 and December 31, 1997 as a percent of loans was 1.23 percent and 1.37 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to the increase in loans. The allowance for loan losses represented 3.87 times non-performing loans at September 30, 1998 and 3.79 times non-performing loans at December 31, 1997. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at September 30, 1998.
     Non-interest revenue was $830 thousand for the third quarter of 1998, compared to $797 thousand for the same period in 1997, an increase of 4.1 percent, due primarily to the increase in deposit account service charges of $24 thousand.
     Salary and employee benefit expense increased $230 thousand, or
15.0 percent, caused by an increase in full time equivalent employees from 195 at September 30, 1997 to 210 at September 30, 1998, primarily a result of the Peterman purchase, and by merit increases. Net occupancy expense increased $15 thousand when compared to the same period in 1997, while furniture and equipment expense increased $41 thousand.
     Other expenses include data processing fees for the trust company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in third quarter 1998 increased by $49 thousand, or 6.4 percent. Contributing to the increase in all categories of non-interest expense was the opening of a Baldwin county branch of South Alabama Bank and the Peterman purchase. A name change at South Alabama Bank contributed to the increase in other expenses.
     Income tax expense was $443 thousand for the third quarter of 1998, compared to $450 thousand for the same period in 1997. The decrease in income tax expense in 1998 compared to 1997 resulted primarily from a decrease in taxable income.

THE NINE MONTHS
   The Company recorded net income of $3.4 million, or $0.53 per share, during the first nine months of 1998 compared to net income in the first nine months of 1997 of $3.6 million, or $0.56 per share. Total interest revenue increased by $1.7 million, or 9.1 percent, due to increased volume in loans and investment securities and to the Peterman purchase. Interest expense increased $1.4 million, or 18.1 percent, due primarily to increased deposit volume and to the Peterman purchase. Management provided $140 thousand for loan losses during the first nine months of 1998 compared to $144 thousand for the first nine months of 1997.
     Non-interest revenue was $2.4 million for the first nine months of 1998, compared to $2.2 million for the same period in 1997, an increase of 8.7 percent.
     Non-interest expense in the nine month period was $9.1 million in 1998, an increase of $783 thousand from 1997. Salary and employee benefits increased $515 thousand, or 11.3 percent, a combination of merit increases and an increase in full time equivalent employees.
     Income tax expense was $1.3 million for the first nine months of 1998, compared to $1.4 million for the same period in 1997. The decrease in income tax expense in 1998 compared to 1997 resulted primarily from lower levels of taxable income.

YEAR 2000 PROBLEM
     The Year 2000 ("Y2K") problem is the programming problem caused by some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19". Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Banks, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Y2K compliant. These risks include the inability of two of the Banks to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Banks, receive payment for checks deposited by the Bank's customers, or invest excess funds if the Federal Reserve Bank's or correspondent banks' are not Y2K compliant.
     The Company's most important mission critical system is the software and hardware responsible for maintaining and processing general ledger, deposits, and loans accounts. The Banks will be involved in a test of this system prior to year end 1998. Testing of all other systems is also scheduled to be completed by the end of 1998. The Company is in the process of contacting its key vendors, suppliers and customers to determine their Y2K compliance. The Company is also in the process of establishing a contingency plan, which is scheduled to be completed by the end of 1998.
     The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $150 thousand, of which approximately $65 thousand has been incurred.



Item 4. Submission of Matters to a Vote of Security Holders



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

    There were no reports filed of Form 8-K for the three month period ended September 30, 1998.






Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


11/13/1998                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



11/13/1998                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer