Form 10-K
period 1998-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1999-03-31
CIK 783739

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    __________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998      Commission File No. 0-15423
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 24, 1999 (assuming that all officers, directors and 5% shareholders are affiliates): $81,897,927

Shares of Common Stock ($.01 Par) outstanding at March 24, 1999: 7,729,425

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 1999 annual meeting are incorporated by reference into Part III.

____________________________________________________________________________

                                     Part I

Item 1.  Business

General

     South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of South Alabama Bank, formerly The Bank of Mobile (the "Mobile Bank"), headquartered in Mobile, Alabama, First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama, The Commercial Bank of Demopolis (the "Demopolis Bank"), headquartered in Demopolis, Alabama, and of South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

     All of the stock of the Mobile Bank was acquired in 1986. By merger with their respective holding companies, the stock of the Brewton Bank and the Monroeville Bank was acquired in 1993 and 1996, respectively. The Monroeville Bank acquired by merger the assets of Peterman State Bank in 1998. The Demopolis Bank was acquired in 1998. The Mobile Bank, the Brewton Bank, the Monroeville Bank and the Demopolis Bank are sometimes referred to as the " Banks." The Trust Company was formed in 1998 as a trust corporation under Alabama law and has offices in Mobile and Brewton.

     South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602.

The following table reflects certain basic information concerning South Alabama and its subsidiaries as of December 31, 1998.




                       Monroeville                                                                      South Alabama
                       Bank            Brewton Bank    Mobile Bank     Demopolis Bank   Trust Company   Consolidated

Banking Offices        3               3               7               2                2               17
Employees              42              59              86              33               15              235
Percent of Ownership   100%            100%            100%            100%             100%            -
Loans (Net)            $ 38,397,000    $ 62,825,000    $124,244,000    $49,297,000      n/a             $274,763,000
Investments            $ 57,202,000    $ 36,056,000    $ 38,288,000    $16,323,000      n/a             $147,869,000
Total Assets           $117,357,000    $115,748,000    $193,665,000    $74,342,000      $1,264,000      $503,847,000
Deposits               $ 99,020,000    $100,248,000    $168,711,000    $60,191,000      n/a             $428,076,000
Equity Capital         $ 17,884,000    $ 14,155,000    $ 16,625,000    $ 7,791,000      $1,150,000      $ 58,946,000

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

     On May 15, 1998, the merger of Peterman State Bank with and into the Monroeville Bank was consummated, resulting in the Monroeville Bank's acquisition and assumption of all of the assets and liabilities of Peterman State Bank. On December 16, 1998, South Alabama acquired The Commercial National Bank of Demopolis by merger of that bank with and into a wholly-owned subsidiary of South Alabama formed for that purpose. The Demopolis Bank was the surviving subsidiary in that merger.

     On October 26, 1998, South Alabama entered into a letter of intent with Sweet Water State Bancshares, Inc., for the merger of that bank holding company with and into South Alabama. Subject to reaching a definitive merger agreement and completing a satisfactory due diligence investigation, this merger is expected to be consummated in the third quarter of 1999.

Information Incorporated by Reference

     Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 1998 at pages 9-23 and is incorporated herein by reference.

Operations of Subsidiaries

     Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").
The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc. and Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, letters of credit, foreign transfers and remittances and wire transfers. The Trust Company offers general corporate and personal trust services. Mutual funds, annuities and certain insurance products are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. Securities, mutual funds and annuities are offered through South Alabama Investment Services, Inc., a subsidiary of the Brewton Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

     The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has seven banking offices, two of which are located inside supermarkets. Six of the Mobile Bank's offices are within the corporate limits of the City of Mobile and one is in the City of Foley. The
Monroeville Bank currently operates two offices in Monroeville and one office in Peterman. The Demopolis Bank operates two banking offices in and around the City of Demopolis. The Mobile Bank is expanding its presence in Baldwin
County.   A permanent Foley branch is now complete, replacing the temporary branch that was operating in Foley. In addition, the Mobile Bank has plans to remodel a vacant bank office it purchased in Gulf Shores and expects to open that as a branch office in the near future. Two other Baldwin County parcels owned by the Mobile Bank, one of which is in Daphne and one of which is in Fairhope, remain undeveloped.

Markets Served

  The Brewton Bank

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Container Corporation of America, employing approximately 600 workers. T. R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 400 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services, and the City of Brewton is served by two bus lines. During 1998 announced capital investment in new and expanded industry in Escambia County totaled approximately $7,061,182, resulting in an announced 182 new jobs according to the Escambia County Industrial Development Authority.

  The Mobile Bank

     The Mobile Bank's principal office is located in downtown Mobile, Alabama, which is situated on the western shore of Mobile Bay, bordering the Gulf of Mexico. The Bank's primary geographic market is comprised of Mobile County and Baldwin County. The population of the Mobile County/Baldwin County market is approximately 530,000 persons according to the Mobile and Baldwin County Chambers of Commerce.

     The economy of Mobile County is primarily industrial in nature. The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines. During 1998 announced capital investment in new and expanded industry in Mobile County totaled approximately $903,930,000, resulting in an announced 1,325 additional jobs, according to the Mobile Chamber of Commerce.

     The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope, Point Clear, Foley and Gulf Shores) is growing at a fast pace. Many businesses are expanding into Baldwin County because of the increase in the number of new residents in this area in the last few years. During 1998, announced capital investment in new and expanded industry in Baldwin County totaled approximately $21,821,000, resulting in an announced 561 additional jobs, according to the Baldwin County Economic Development Association.

  The Monroeville Bank

     The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 25,000, of whom 7,500 reside in Monroeville. The Monroeville Bank also operates one branch in Peterman, which has a population of approximately 500.

     The county economy is a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,200, is the largest single employer. Timber-related industry, including Alabama River Pulp, Alabama Pine Pulp, Alabama River Woodlands, Stallworth Timber Company, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs 1,580.

     Monroeville is developing a 92 acre industrial park. Two trucking companies, access to the Alabama River and railroads, and a 6,000 foot runway airport accommodating corporate jets contribute to the marketability of the area. The area offers parks, lakes, campgrounds, athletic fields, playgrounds and an 18 hole golf course. The community college and local public and private schools are accredited.

  The Demopolis Bank

     The Demopolis Bank's main office and one branch are located in Demopolis, with its primary service area extending in a 15 mile radius of Demopolis. This service area includes portions of 5 counties and has a population of approximately 19,000. Demopolis is located in Marengo County, which has a population of approximately 23,000, about 7,500 of which reside in Demopolis.

     The economy in and around Demopolis is primarily comprised of a mix of forest products businesses, including a paper mill and several sawmills. The Demopolis area is also home to a cement plant, an Alabama Power steam plant, a trucking corporation with approximately 500 trucks headquartered in Demopolis, a textile plant and various agricultural, cattle and catfish farming operations.

     Demopolis has a 172 acre industrial park with two locations. Both locations have railroad access, and one has access to the Tennessee-Tombigbee Waterway. Demopolis has a 5,000 foot lighted runway airport which accommodates corporate jets. The Demopolis area offers the Demopolis Lake
for fishing, watersports and camping.   Demopolis has a 300 acre Sportsplex
with athletic fields, playgrounds, a walking track and a 9 hole golf course. Major 1998 capital investments include New Era Cap Company, a nationally known company with approximately 300 local employees, and an assisted living/retirement facility, moving to Demopolis.

  The Trust Company

     The Trust Company was established to provide trust services throughout the market areas served by the subsidiary Banks, and any market area served by a subsidiary Bank is a potential market area of the Trust Company. Prior to the establishment of the Trust Company in January, 1998, the Mobile Bank and the Brewton Bank both operated trust departments which served their respective market areas. The Trust Company was formed by combining these trust departments, and, as a result, the Trust Company currently serves customers primarily in the market areas served by the Mobile and Brewton Banks. South Alabama intends, and the Trust Company is working to, expand the Trust Company's presence in the markets served by all subsidiary Banks.

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

  The Brewton Bank

     There are five banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 23.62 percent. The second and third largest banks in the county have market shares of approximately 19.25 percent and 17.59 percent.

  The Mobile Bank

     The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 3.88 percent. There are currently 16 commercial banks and two savings banks doing business in the Mobile/ Baldwin County market. The primary competitors are the six commercial banks affiliated with either statewide or regional bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

  The Monroeville Bank

     The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 38.61 percent. Currently there are five commercial banks, including one bank owned by a statewide holding company, in Monroe County.

  The Demopolis Bank

     The Demopolis Bank is the third largest bank in terms of deposits in Marengo County with a market share of approximately 19.13 percent. This places it closely behind the second largest bank in the County, which has a market share of approximately 19.93 percent. Currently there are six commercial banks, including one bank owned by a state-wide holding company, in Marengo County. A locally owned and operated bank is the largest bank in Marengo County and has a market share of approximately 40.22 percent.

  The Trust Company

     The Trust Company faces significant competition for trust customers from statewide and regional bank holding companies, which have greater resources available for marketing and promotion and offer services in broader market areas. The Trust Company also competes with brokerage firms and mutual fund companies. In addition, investment advisory firms, attorneys, accountants and life insurance professionals offer services similar to those provided by the Trust Company and therefore can be seen as competitors of the Trust Company. At year end 1998, the Trust Company had more than 1,000 accounts and assets in excess of $423 million.

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

     As subsidiary banks, the Banks are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As a national banking institution, the Brewton Bank is subject to federal banking laws and is subject to supervision and regular examination by the Office of the Comptroller of the Currency. The Mobile Bank, the Monroeville Bank and the Demopolis Bank are state banks, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking, the FDIC, and the Federal Reserve.

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

     In addition to the downtown office, the Mobile Bank operates five full service branch offices at various locations in Mobile County. The banking premises of one branch are owned in fee, while five branches, two of which are located inside supermarkets, are leased for varying periods through 2002. The Mobile Bank operates one full service branch office in Baldwin County, which it owns in fee.

     The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.

     The Monroeville Bank's main office, containing approximately 20,402 square feet, is located in Monroeville, Alabama. In addition, the Monroeville Bank operates one other branch in the city of Monroeville.
On May 15, 1998, Peterman State Bank merged with and into the Monroeville Bank. As a result of this merger, the Monroeville Bank now operates a 3,350 square foot branch in Peterman, which is located approximately five miles north of Monroeville. All three locations are owned in fee by the Monroeville Bank.

     The Demopolis Bank's main office, containing approximately 7,040 square feet, is located in downtown Demopolis, Alabama. This main office is owned in fee. In addition, the Demopolis Bank operates one branch at the intersection of Highway 80 and Highway 43 in Demopolis. The Branch is also owned in fee.

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

Name, Age and Office(s) with                 Other Positions with
 South Alabama                                South Alabama

J. Stephen Nelson--age 61(1)                 Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 55(2)                Director (since 1989)
 President and CEO (since 1989)

John B. Barnett, III--age 46(3)              Director (since 1996)
 Executive Vice President (since 1996)

W. Gaillard Bixler--age 53(4)                None
 Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 53(5)                None
 Chief Financial Officer
  & Secretary (since 1993)



     (1) Chairman, since 1993, Chief Executive Officer, since 1984, and
Director, since 1979, the Brewton Bank. From 1986 until its merger with South Alabama, Mr. Nelson was also President and a director of the Brewton
Bank's holding company.

     (2) Chief Executive Officer, since 1989, and Chairman, since 1998, the
Mobile Bank.  Previously: President (1989-1998), the Mobile Bank.

     (3) Chairman, since 1994, and Director, since 1983, the Monroeville Bank.
Previously: Vice Chairman (1989-1994), the Monroeville Bank. From 1983 until the merger with South Alabama in 1996, Mr. Barnett was Vice President and a director of the Monroeville Bank's holding company.

     (4) President and Chief Operating Officer, since 1993, and Director, since 1991, the Brewton Bank. Previously: Senior Vice President and Senior
Loan Officer (1989-1993), the Brewton Bank.  From 1991 until its merger with
South Alabama, Mr. Bixler was also a director of the Brewton Bank's holding company.

     (5) Executive Vice President and Cashier, since 1986, the Mobile Bank.
Previously: Executive Vice President (1984-1993), Mobile National Corporation.


                                     Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

     The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1998 at page 26 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.


Item 6.   Selected Financial Data

     The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1998 at page 25 under the heading "Selected Financial Data" and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1998 at pages 9-23 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item 7A is included on page 14 of "Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein pursuant to Item 7 above.

Item 8.   Financial Statements and Supplementary Data

     The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1998 at page 24 and at pages 27-53 and is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 1999 annual meeting under the captions "VOTING SECURITIES-- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.


Item 11.  Executive Compensation

     The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 1999 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 1999 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 1999 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1998, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

          Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31, 1998 and
           1997.

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the years ended December
           31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.



(a) 2.    Financial Statement Schedules

               None.

(a) 3.    Exhibits:

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.
          .1 Amended and Restated Agreement and Plan of Reorganization, dated as of October 26, 1998, by and between South Alabama and The Commercial National Bank of Demopolis, filed as Appendix A to the registrant's Registration Statement on Form S-4/A filed on November 4, 1998, (No. 333-63701), is incorporated herein by reference.

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

          .5 *Stock Option Plan of Mobile National Corporation, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1985 (No. 0-15423), is incorporated herein by reference.

          .6 *The Bank of Mobile Retirement Plan (Restated), dated September 12, 1990, filed as Exhibit (10).8 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

          .7 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit
               (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

          .8 *Restated Contracts pursuant to Supplement Retirement Plan of The Bank of Mobile, dated April 1, 1992, filed as Exhibit
               (10).10 to registrant's Form 10-K for the year 1992
               (No. 0-15423), is incorporated herein by reference.

          .9 *First National Bank Employees' Profit Sharing Plan, as amended and restated effective January 1, 1989, filed as Exhibit
               (10).12 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

          .10 *First National Bank Employees' Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant's Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .11 *Split Dollar Insurance Agreements of First National Bank, filed as Exhibit (10).15 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .12 *Deferred Compensation Agreements of First National Bank, filed as Exhibit (10).16 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

          .13 *South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18 to registrant's form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

          .14 Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .15 Lease, entered into April 17, 1995 between Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of Mobile, filed as Exhibit (10).2 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .16 Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .17 Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

          .18 *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb Lamar, Jr., filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

          .19 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and J. Stephen Nelson, filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

          .20 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

          .21 *Monroe County Bank Profit Sharing Plan, Amended and Restated January 1, 1989, filed as Exhibit (10).23 to the registrant's annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

          .22 *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1996 (No.0-15423), is incorporated herein by reference.

          .23 Agreement and Plan of Merger, dated as of May 31, 1996, as amended and restated as of August 21, 1996, filed as Exhibit
               (2).2 to the registrant s Registration Statement on Form S-4 filed on September 3, 1996 (No. 333-11305), is incorporated herein by reference.

          .24 Agreement and Plan of Merger, dated as of October 14, 1997, by and between South Alabama, the Monroeville Bank and Peterman State Bank, filed as Exhibit (2).1 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

          .25 *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as
               Exhibit (10).28 to the registrant's annual report on Form
               10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

          .26 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and John B. Barnett, III, filed as Exhibit (10).29 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

          .27 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and Haniel F. Croft filed as Exhibit (10).30 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

          .28 Mutual Waiver and Agreement, dated as of March 25, 1998, between South Alabama, the Monroeville Bank and Peterman State Bank, filed as Exhibit (2).2 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

          .29 Amended and Restated Agreement and Plan of Reorganization, dated as of October 26, 1998, by and between South Alabama and The Commercial National Bank of Demopolis, filed as Appendix A to the registrant's Registration Statement on Form S-4/A filed on November 4, 1998, (No. 333-63701), is incorporated herein by reference.


     (13) Annual report to security holders.

          .1 1998 Annual Report of South Alabama Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

     (21) Subsidiaries of the registrant.

          .1   Subsidiaries of South Alabama Bancorporation, Inc.

     (27) Financial Data Schedule.

          .1   Financial Data Schedule of South Alabama Bancorporation, Inc.

(b)  Reports on Form 8-K

     On December 28, 1998, South Alabama filed a current report on form 8-K to report the consummation of the acquisition of The Commercial National Bank of Demopolis on December 16, 1998. This report was amended by form 8-K/A filed on February 26, 1999.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION, INC.



                              By:  /s/F. Michael Johnson
                                   F. Michael Johnson
                                   Chief Financial Officer
                                   and Secretary


Dated:    3/26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                     Title                    Date



/s/W. Bibb Lamar, Jr.              President and            3/26/99
W. Bibb Lamar, Jr.                 CEO (Principal
                                   executive officer)


/s/F. Michael Johnson              Chief Financial Officer  3/26/99
F. Michael Johnson                 and Secretary
                                   (Principal financial and
                                   accounting officer)

                                   Director, Executive
John B. Barnett, III               Vice President


/s/Stephen G. Crawford             Director                 3/29/99
Stephen G. Crawford


/s/Haniel F. Croft                 Director                 3/30/99
Haniel F. Croft


/s/David C. De Laney               Director                 3/29/99
David C. De Laney


/s/Lowell J. Friedman              Director                 3/30/99
Lowell J. Friedman


/s/Broox G. Garrett, Jr.           Director                 3/29/99
Broox G. Garrett, Jr.


                                   Director
W. Dwight Harrigan


                                   Director
James P. Hayes, Jr.

/s/Clifton C. Inge                 Director                 3/29/99
Clifton C. Inge


/s/W. Bibb Lamar, Jr.              Director                 3/26/99
W. Bibb Lamar, Jr.


                                   Director
Richard S. Manley


                                   Director
Kenneth R. McCartha


                                   Director
Thomas E. McMillan, Jr.


/s/J. Richard Miller, III          Director                 3/29/99
J. Richard Miller, III


                                   Director
Harris V. Morrissette


/s/J. Stephen Nelson               Director and Chairman    3/29/99
J. Stephen Nelson


/s/Paul D. Owens, Jr.              Director                 3/29/99
Paul D. Owens, Jr.


                                   Director
Earl H. Weaver


                                   Director
A. G. Westbrook