Form 10-Q
period 1999-03-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1999-05-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                   SECURITIES EXCHANGE ACT OF 1934


      For Quarter ended March 31, 1999.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at May 13, 1999: 7,735,425
                             Page 1 of 22

         SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          March 31, 1999 and December 31, 1998                 3

          Consolidated Statements of Operations
          Three Months Ended March 31, 1999 and 1998           4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1999 and 1998           5

          Notes to Consolidated Financial Statements
          March 31, 1999                                    6-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       12-21

PART II.  Other Information                                   22


                   .PART I. FINANCIAL INFORMATION

         SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                                          March 31,    December 31,
                                            1999           1998
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 18,594     $ 20,370
Federal Funds Sold                           9,220       40,254

       Total Cash and Cash Equivalents      27,814       60,624
Interest Bearing Deposits                      508          410
Securities Available for Sale (at Market)  150,988      144,234
Securities Held to Maturity
 (Market value of $3,658 and $3,736,
  respectively)                              3,568        3,635

Loans                                      302,486      278,182
Less: Unearned Loan Income                    <163>        <171>
      Allowance for Loan Losses             <3,325>      <3,248>
      Loans, Net                           298,998      274,763

Premises and Equipment                      11,196        9,831
Accrued Income Receivable                    4,369        4,369
Intangible assets                            4,527        4,576
Other Assets                                 2,014        1,405
     Total                                $503,982     $503,847

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 69,585     $ 73,501
Interest Bearing Demand Deposits           138,481      137,326
Savings Deposits                            31,131       29,831
Large Denomination Time Deposits
 (of $100 or more)                          80,058       76,050
Time Deposits                              109,429      111,368
     Total Deposits                        428,684      428,076
Short-Term Borrowing                         6,386        7,457
Long-Term Debt                               6,000        6,000
Other Liabilities                            3,719        3,368
     Total Liabilities                     444,789      444,901
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  10,000,000
  Shares Outstanding 1999-7,729,425
                     1998-7,560,095             77           77
Capital Surplus                             37,126       37,059
Retained Earnings                           21,136       20,393
Accumulated Other Comprehensive Income         854        1,417
     Total Shareholders' Equity             59,193       58,946

     Total                                $503,982     $503,847
(See accompanying notes to consolidated financial statements.)

         SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

                                   Three Months Ended March 31,
                                            1999        1998
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 6,319      $ 5,557
  Investments:Taxable                        1,583        1,411
              Non-Taxable                      584          566
  Other                                        232          402
          Total Interest Revenue             8,718        7,936

Interest Expense:
  Deposits                                   3,775        3,537
  Short-Term Borrowings                         70           70
  Long-Term Debt                                84           43
          Total Interest Expense             3,929        3,650

Net Interest Revenue                         4,789        4,286
Provision for Loan Losses                      142           95
Net Interest Revenue After Provision
  for Loan Losses                            4,647        4,191

Non-Interest Revenue:
  Trust Income                                 313          324
  Service Charges on Deposit Accounts          475          394
  Securities Gains and Losses,net               18           (5)
  Other Income, Charges and Fees               150          119
          Total Non-Interest Revenue           956          832

Non-Interest Expense:
  Salaries                                   1,640        1,492
  Pensions and Employee Benefits               455          404
  Net Occupancy Expense                        239          239
  Furniture and Equipment Expense              330          242
  Intangible Amortization                       50           42
  Other Expense                                945          875
          Total Non-Interest Expense         3,659        3,294

Income Before Income Taxes                   1,944        1,729
Income Tax Expense                             544          476
Net Income                                  $1,400      $ 1,253

Basic Earnings Per Common Share             $ 0.18      $   .17

Diluted Earnings Per Share                  $ 0.18      $   .16



  (See accompanying notes to consolidated financial statements.)

         SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        Three Months Ended March 31,
                                             1999      1998
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 1,400      $ 1,253
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                341          398
  Provision for loan losses                    142           95
  Securities gains and losses,net              <18>           5
  (Increase) decrease in:
    Income receivable                            0          362
    Other assets                              <382>        <620>
  Increase (decrease) in other liabilities     351         <362>
Net cash provided by operating activities    1,834        1,131
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                   <98>        <153>
  Net (increase) decrease in loans         <24,377>       6,839
  Purchase of premises and equipment        <1,653>        <714>
  Proceeds from sale of securities
   available for sale                        3,980        1,196
  Proceeds from maturities of investments   24,560       15,617
  Purchase of investments                  <36,003>     <23,677>
  Net cash acquired from business
   combinations                                  0            0
Net cash provided by (used in) investing
  activities                               <33,591>        <892>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits          608       11,114
  Net increase (decrease) in short-
    term borrowing                          <1,071>      <3,020>
  Net increase in long-term debt                 0        2,000
  Proceeds from issuance of stock               67          113
  Dividends paid                              <657>        <468>
Net cash provided by (used in) financing
 activities                                 <1,053>       9,739
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <32,810>       9,978
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 60,624       44,743
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                   $27,814      $54,721
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid in cash                    $ 4,049      $ 3,613
  Income taxes paid in cash                      0            0

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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.









NOTE B: The allowance for losses on loans for the three month periods ended March 31, 1999 and 1998 are summarized as follows (in thousands):

                                                 1999         1998
          Allowance for loan losses:
          Balance at beginning of period        $ 3,248      $ 3,167
            Balance acquired                          0
            Provision charged to
              operating expense                     142           95
            Losses charged off                     <149>        <183>
            Recoveries                               84          153

           Balance at end of period             $ 3,325      $ 3,232

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 1999 and 1998.

          Diluted earnings per share for the three month periods ended March 31, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following table represents the earnings per share calculations for the three months ended March 31, 1999 and 1998, (in thousands except per share amounts):


                               Income   Shares    Earnings per share
March 31, 1999

Net income                     $1,400
Basic earnings per share:
  Income available to common
   shareholders                $1,400   7,727     $0.18
Dilutive securities
  Stock option plan shares                 88
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,400   7,815     $0.18


                               Income   Shares    Earnings per share
March 31, 1998

Net income                     $1,253
Basic earnings per share:
  Income available to common
   shareholders                $1,253   7,559     $0.17
Dilutive securities
  Stock option plan shares                117
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,253   7,676     $0.16



NOTE D: The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization activities to be expensed as incurred and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged for fiscal years for which annual financial statements previously have not been issued. Management does not believe that the adoption of this SOP will have a material impact on the presentation of the Company's financial condition or results of operations.



NOTE E:   The Company adopted SFAS No. 130 January 1, 1998.
          SFAS No. 130 established standards for reporting and display of comprehensive income and its components.
          The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the three months ended March 31, 1999, the net unrealized gain on these securities decreased by $894 thousand. For the three months ended March 31, 1998, the net unrealized gain (loss) on these securities increased by $197 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three months ended March 31, 1999 and 1998, the Company recognized a decrease of $563 thousand and an increase of $124 thousand, respectively, in the net unrealized gain
          (loss) component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.
          The following table represents comprehensive income for the three months ended March 31, 1999 and 1998 (in thousands):

                                                 1999           1998
     Net Income                                 $1,400         $1,253
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities       <563>           124
      Comprehensive income                      $  837         $1,377




NOTE F: There have been no material changes in reported market risk since year-end.

NOTE G:   Segment Reporting
          Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information", certain information is disclosed for the four reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the four reportable segments of the company are included in the following tables:


                                                       March 31, 1999

                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other    Eliminations  Consolidated
Total interest income         $  3,508  $  2,067  $  1,770  $ 1,364    $    10  $     <1>     $  8,718
Total interest expense           1,600       856       784      690                   <1>        3,929
Net interest income              1,908     1,211       986      674         10                   4,789
Provision for loan losses           83        14                 45                                142
Net interest income after
 provision                       1,825     1,197       986      629         10                   4,647
Total noninterest income           245       122       136      140        316        <3>          956
Total noninterest expense        1,293       758       663      501        447        <3>        3,659
Income before taxes                777       561       459      268       <121>                  1,944
Provision for income taxes         271       137       124       61        <49>                    544
Net income                    $    506  $    424  $    335  $   207    $   <72>               $  1,400

Other significant items:
Total assets                  $198,779  $112,591  $117,250  $73,298    $59,468  $<57,404>     $503,982
Total investment securities     45,011   36,035     55,469   18,041                            154,556
Total loans                    138,765   67,793     45,873   50,055                            302,486
Investment in subsidiaries           5       38                         56,914   <56,957>
Total interest income from
 external customers              3,508    2,066      1,770    1,364         10                   8,718
Total interest income from
 affiliates                                   1                                       <1>



                                                  March 31, 1998

                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other    Eliminations  Consolidated
Total interest income         $  3,075  $  2,044  $  1,482  $ 1,335                           $  7,936
Total interest expense           1,438       860       663      689                              3,650
Net interest income              1,637     1,184       819      646                              4,286
Provision for loan losses           21        56                 18                                 95
Net interest income after
 provision                       1,616     1,128       819      628                              4,191
Total noninterest income           185       104       124       95    $   325  $     <1>          832
Total noninterest expense        1,217       700       569      449        360        <1>        3,294
Income before taxes                584       532       374      274        <35>                  1,729
Provision for income taxes         201       106       110       69        <10>                    476
Net income                    $    383  $    426  $    264  $   205    $   <25>               $  1,253


Other significant items:
Total assets                  $163,752  $112,972  $ 96,160  $72,996    $53,677  $<51,211>     $448,346
Total investment securities     28,084   42,478     50,411   19,478                            140,451
Total loans                    107,483   56,545     27,282   46,656                            237,966
Investment in subsidiaries          <2>      10                         51,374   <51,382>
Total interest income from
 external customers              3,075    2,044      1,482    1,335                              7,936
Total interest income from
 affiliates










                MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1998 and March 31, 1999, and significant changes for the three month periods ended March 31, 1999 and 1998.
     In January 1998, the trust departments of South Alabama Bank and First National Bank, Brewton were merged to form South Alabama Trust Company, Inc., a wholly owned subsidiary of the Company. This combination should allow the Company to realize certain economies of scale and reduce operational expenses.
     On May 15, 1998, Peterman State Bank, a Peterman, Alabama state bank, was acquired by the Company and merged into The Monroe County Bank. This transaction has been accounted for as a purchase (the "Peterman purchase").
     On May 12, 1998, the Company announced a stock split effected in the form of a stock dividend of one-half of a share of the Company's common stock to be paid on each share of the Company's common stock outstanding at the close of business on June 15, 1998. All share and per share information in these financial statements have been restated to give effect to the stock split.
     On December 15, 1998, The Commercial National Bank of Demopolis was merged into a wholly-owned subsidiary of the Company, with the resulting company changing its name to The Commercial Bank of Demopolis. This merger has been accounted for as a pooling-of-interests and accordingly the results of operations of The Commercial Bank of Demopolis have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect", "may", "could", "should", "intend", "project", "estimate", or "anticipate". The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company and the performance of stock and bond markets.

Financial Condition

     Total assets at March 31, 1999 were $504.0 million, an increase of
$135 thousand from $503.8 million at December 31, 1998.   Federal funds
sold decreased $31.0 million from December 31, 1998. This decrease in federal funds sold was used primarily to fund the increase in loans of $24.3 million, or 8.7 percent, from $278.2 million at December 31, 1998 to $302.5 million at March 31, 1999 and the increase in investment securities of $6.7 million, or 4.5 percent, from $147.9 million at December 31, 1998 to $154.6 million at March 31, 1999. Total deposits at March 31, 1999 of $428.7 million were virtually unchanged from December 31, 1998.
     Time deposits, consisting of certificates of deposit, decreased $1.9 million, or 1.7 percent. Large denomination time deposits increased $4.0 million, or 5.3 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $3.9 million, or 5.3 percent, while interest bearing demand deposits increased $1.2 million, or 0.1 percent. Core deposits, defined as total deposits less time deposits, decreased by $1.5 million. Short-term borrowing decreased $1.1 million, or 14.4 percent, from year-end 1998 and long-term debt was unchanged.
     The Company's equity as a percent of total assets at March 31, 1999 was 11.7 percent, unchanged from December 31, 1998. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.2 percent, compared to 12.1 at year-end 1998.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $53.0 million at December 31, 1998 and $53.8 million at March 31, 1999. Tier II capital, which is Tier I capital plus the allowable portion of the allowance for loan losses, was $56.2 million at December 31, 1998 and $57.1 million at March 31, 1999. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 16.23 percent and
17.23 percent, respectively, at December 31, 1998, and 15.66 percent and
16.62 percent, respectively, at March 31, 1999. Both the December 1998 and the March 1999 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

       The components of the Company's risk-based capital calculations for March 31, 1999 are shown below (dollars in thousands):

                                                March 31,
                                                1999

           Tier I capital--
            Tangible Common shareholders'
             equity                             $53,812

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     3,325

                Total capital (Tiers I and II)  $57,137

          Risk-weighted assets                 $343,685
          Quarterly average assets              493,868
          Risk-based capital ratios:
            Tier I capital                        15.66%
            Total capital (Tiers I and II)        16.62%

     During the first quarter of 1999 the Company declared a regular quarterly dividend of $0.085 per share, payable April 1, 1999, to shareholders of record March 15, 1999.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $95.3 million at March 31, 1999. These assets represented 18.9 percent of total assets at quarter end as compared to
23.6 percent at December 31, 1998. The net change in cash and cash equivalents for the three month period ended March 31, 1999 was a decrease of $32.8 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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

SUMMARY OF NON-PERFORMING ASSETS
(Dollars in Thousands)
                                            March 31,       December 31,
                                              1999             1998

Accruing loans 90 days or more past due     $  273           $  465
Loans on non-accrual                           659              419
Renegotiated loans                               0                0
     Total non-performing loans                932              884
Other real estate owned                        123              168
     Total non-performing assets            $1,055           $1,052
Accruing Loans 90 days or more past due
  as a percent of loans                       0.09%            0.17%

Total non-performing loans as a
  percent of loans                            0.31%            0.32%

Total non-performing assets as a percent
  of loans and other real estate owned        0.35%            0.38%

     Non-performing loans increased by $48 thousand, or 5.4 percent, from year-end 1998. Other real estate owned consists of several small parcels of property.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE FIRST QUARTER

    The Company recorded net income of $1.4 million, or $0.18 per share, during the first quarter of 1999, compared to net income in the first quarter of 1998 of $1.3 million, or $0.17 per share. The increase in total interest revenue of $782 thousand, or 9.9 percent, and the increase in interest expense of $279 thousand, or 7.6 percent, were due primarily to an increase in average interest earning assets and interest bearing liabilities, caused in part by the Peterman purchase. The increases in average interest earning assets and interest bearing liabilities, offset by the decrease in the net interest margin from 4.29 percent in the first quarter of 1998 to 4.20 percent in the first quarter of 1999, resulted in an increase in net interest revenue of $503 thousand, or 11.7 percent. Contributing to the narrower net interest margin was the fact that several higher yielding agency securities have been called over the past year and replaced with lower yielding securities. Management provided $142 thousand for loan losses during the first quarter of 1999, compared to a $95 thousand provision for the first quarter of 1998. Net charge offs during the first three months of 1999 were $65 thousand compared to $30 thousand in the first three months of 1998. The allowance for loan losses at March 31, 1999 and December 31, 1998 as a percent of loans was 1.10 percent and 1.17 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to the increase in loans. The allowance for loan losses represented 3.57 times non-performing loans at March 31, 1999 and 3.67 times non-performing loans at December 31, 1998. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at March 31, 1999.
     Non-interest revenue was $956 thousand for the first quarter of 1999, compared to $832 thousand for the same period in 1998, an increase of 14.9 percent, due primarily to the increase in deposit account service charges of $81 thousand.
     Salary and employee benefit expense increased $199 thousand, or
10.5 percent, caused by an increase in full time equivalent employees from 236 at March 31, 1998 to 240 at March 31, 1999, and by merit increases. Net occupancy expense of $239 in first quarter 1999 was unchanged from 1998 while furniture and equipment expense increased $88 thousand.
     Other expenses include data processing fees for the trust company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 1999 increased by $70 thousand, or 8.0 percent. Contributing to the increase in all categories of non-interest expense was the opening of a Baldwin county branch of South Alabama Bank and the Peterman purchase.
     Income tax expense was $544 thousand for the first quarter of 1999, compared to $476 thousand for the same period in 1998. The increase in income tax expense in 1999 compared to 1998 resulted primarily from an increase in taxable income.

YEAR 2000 PROBLEM

The Year 2000 ("Y2K") issue is a result of some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19." Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Banks, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Y2K compliant. These risks include the inability of two of the Banks to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Banks, receive payment for checks deposited by the Banks' customers, or invest excess funds if the Federal Reserve Banks or correspondent banks are not Y2K compliant.

Each Bank and the Trust Company formed a Year 2000 committee to address Y2K issues. These committees performed a Y2K risk assessment, identified systems requiring changes due to Y2K risks, established a time line to correct noncompliant systems, verified that all new systems purchased are Y2K compliant and determined types of assistance needed by customers to be Y2K compliant. These committees will have completed and tested contingency plans by June 30, 1999. These committees report to the Board of Directors of the Banks and the Trust Company, and reports for all Banks and the Trust Company are given to the Company's Board of Directors.

The Y2K committees identified the most important mission critical system as the software and hardware responsible for maintaining and processing general ledger, deposits, and loans accounts. The testing of this system has been completed and the results of the tests are currently being reviewed. Other mission critical systems have been tested, and any necessary corrections completed. Vendor testing and review of proxy testing for non-mission critical systems will be completed by March 31, 1999, as required by federal guidelines.

The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $170 thousand, of which approximately $106 thousand has been incurred. These costs do not include indirect costs, such as salaries and employee benefits of South Alabama employees, as these costs are not separately tracked.

South Alabama believes it has an effective plan to correct its Y2K issues. However, if these corrections are not made, or if problems go undetected, the Y2K issue could materially impact South Alabama's operations. South Alabama believes that it and its vendors and customers are on schedule to achieve Y2K compliance, and South Alabama does not expect a material adverse impact on its operations.






Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        (27) Financial Data Schedule

(b)     Reports on Form 8-K

      On February 26, 1999 , the Company filed a current report on Form 8-K/A. This report amended the 8-K filed by the Company on December 28, 1998.


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTH ALABAMA BANCORPORATION


05/13/1999                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



05/13/1999                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer





Exhibit Index

The following is a list of exhibits filed herewith.

     27   Financial Data Schedule