Form 10-Q
period 1999-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1999-08-06
CIK 783739

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934


     For Quarter ended June 30, 1999.  Commission file #0-15423

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

     Shares of common stock ($0.01 Par) outstanding at August 6, 1999: 7,735,425
                           Page 1 of 27


         SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          June 30, 1999 and December 31, 1998                  3

          Consolidated Statements of Operations
          Six Months Ended June 30, 1999 and 1998              4

          Consolidated Statements of Operations
          Three Months Ended June 30, 1999 and 1998            5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1999 and 1998              6

          Notes to Consolidated Financial Statements
          June 30, 1999                                     7-14

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       15-25

PART II.  Other Information                                26-27

                   PART I. FINANCIAL INFORMATION

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                          June 30,    December 31,
                                            1999           1998
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 16,532     $ 20,370
Federal Funds Sold                           2,268       40,254

       Total Cash and Cash Equivalents      18,800       60,624
Interest Bearing Deposits                      534          410
Securities Available for Sale (at Market)  137,964      144,234
Securities Held to Maturity
 (Market value of $3,561 and $3,736,
  respectively)                              3,507        3,635

Loans                                      309,360      278,182
Less: Unearned Loan Income                    <189>        <171>
      Allowance for Loan Losses             <3,464>      <3,248>
      Loans, Net                           305,707      274,763

Premises and Equipment                      11,485        9,831
Accrued Income Receivable                    4,684        4,369
Intangible assets                            4,477        4,576
Other Assets                                 2,724        1,405
     Total                                $489,882     $503,847

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 67,558     $ 73,501
Interest Bearing Demand Deposits           131,471      137,326
Savings Deposits                            31,309       29,831
Large Denomination Time Deposits
 (of $100 or more)                          75,750       76,050
Time Deposits                              108,423      111,368
     Total Deposits                        414,511      428,076
Short-Term Borrowings                        8,608        7,457
Long-Term Debt                               6,000        6,000
Other Liabilities                            2,728        3,368
     Total Liabilities                     431,847      444,901
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  20,000,000
  Shares Outstanding 1999-7,735,425
                     1998-7,714,425             77           77
Capital Surplus                             37,157       37,059
Retained Earnings                           21,958       20,393
Accumulated Other Comprehensive Income      (1,157)       1,417
     Total Shareholders' Equity             58,035       58,946

     Total                                $489,882     $503,847
(See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       Six Months Ended June 30,
                                            1999        1998
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $12,959      $11,313
  Investments:Taxable                        3,144        2,983
              Non-Taxable                    1,190        1,182
  Other                                        325          840
          Total Interest Revenue            17,618       16,318

Interest Expense:
  Deposits                                   7,446        7,263
  Short-Term Borrowings                        173          158
  Long-Term Debt                               169          104
          Total Interest Expense             7,788        7,525

Net Interest Revenue                         9,830        8,793
Provision for Loan Losses                      305          116
Net Interest Revenue After Provision
  for Loan Losses                            9,525        8,677

Non-Interest Revenue:
  Trust Income                                 671          649
  Service Charges on Deposit Accounts          971          845
  Securities Gains and (Losses),net             15           (9)
  Other Income, Charges and Fees               297          277
          Total Non-Interest Revenue         1,954        1,762

Non-Interest Expense:
  Salaries                                   3,348        3,116
  Pensions and Employee Benefits               855          722
  Net Occupancy Expense                        488          481
  Furniture and Equipment Expense              686          571
  Intangible Amortization                       99           86
  Other Expense                              1,935        1,938
          Total Non-Interest Expense         7,411        6,914

Income Before Income Taxes                   4,068        3,525
Income Tax Expense                           1,150          969
Net Income                                  $2,918      $ 2,556

Basic Earnings Per Common Share             $ 0.38      $   .34

Diluted Earnings Per Common Share           $ 0.37      $   .33

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       Three Months Ended June 30,
                                            1999        1998
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 6,640      $ 5,756
  Investments: Taxable                       1,561        1,572
               Non-Taxable                     606          616
  Other                                         93          438
          Total Interest Revenue             8,900        8,382

Interest Expense:
  Deposits                                   3,671        3,726
  Short-Term Borrowings                        103           88
  Long-Term Debt                                85           61
          Total Interest Expense             3,859        3,875

Net Interest Revenue                         5,041        4,507
Provision for Loan Losses                      163           21
Net Interest Revenue After Provision
  for Loan Losses                            4,878        4,486

Non-Interest Revenue:
  Trust Income                                 358          325
  Service Charges on Deposit Accounts          496          451
  Securities Gains and (Losses), net            (3)          (4)
  Other Income, Charges and Fees               147          158
          Total Non-Interest Revenue           998          930

Non-Interest Expense:
  Salaries                                   1,707        1,624
  Pensions and Employee Benefits               401          318
  Net Occupancy Expense                        249          242
  Furniture and Equipment Expense              356          329
  Intangible Amortization                       49           44
  Other Expense                                990        1,063
          Total Non-Interest Expense         3,752        3,620

Income Before Income Taxes                   2,124        1,796
Income Tax Expense                             606          493
Net Income                                  $1,518      $ 1,303

Basic Earnings Per Common Share             $ 0.20      $   .17

Diluted Earnings Per Common Share           $ 0.19      $   .17

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Six Months Ended June 30,
                                             1999      1998
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 2,918      $ 2,556
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                778          715
  Provision for loan losses                    305          116
  Securities (gains) and losses,net            <15>           9
  (Increase) decrease in:
    Income receivable                         <315>        <210>
    Other assets                              <764>        <633>
  Increase (decrease) in other liabilities     197         <444>
Net cash provided by operating activities    3,104        2,109
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                  <124>        <329>
  Net (increase) decrease in loans         <31,249>     <10,789>
  Purchase of premises and equipment        <2,258>      <1,441>
  Proceeds from sale of securities
   available for sale                       10,434        1,196
  Proceeds from maturities of investments   36,003       29,836
  Purchase of investments                  <44,065>     <50,890>
  Net cash acquired from business
   combinations                                  0        8,132
Net cash provided by (used in) investing
  activities                               <31,259>     <24,285>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits      <13,565>      13,688
  Net increase (decrease) in short-
    term borrowing                           1,151        2,949
  Net increase in long-term debt                 0        3,500
  Proceeds from issuance of stock               98            9
  Dividends paid                            <1,353>      <1,152>
Net cash provided by (used in) financing
 activities                                <13,669>      18,994
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <41,824>      <3,182>
Cash and cash equivalents at beginning
  of period                                 60,624       44,743
Cash and cash equivalents at end of
  period                                   $18,800      $41,561
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 8,033      $ 7,410
  Income taxes paid in cash                    941          686

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


          NOTE B:   The allowance for losses on loans for the six month periods ended June 30, 1999 and 1998 are summarized as follows (in thousands):

                                                 1999         1998
          Allowance for loan losses:
          Balance at beginning of period        $ 3,248      $ 3,167
            Balance acquired                          0          287
            Provision charged to
              operating expense                     305          116
            Losses charged off                     <313>        <539>
            Recoveries                              224          261

           Balance at end of period             $ 3,464      $ 3,292

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six month periods ended June 30, 1999 and 1998.

          Diluted earnings per share for the six month periods ended June 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following tables represents the earnings per share
           calculations for the six and three months ended June 30, 1999 and 1998, (in thousands except per share amounts):


Six Months Ended               Income   Shares    Earnings per share
June 30, 1999

Net income                     $2,918
Basic earnings per share:
  Income available to common
   shareholders                $2,918   7,730     $0.38
Dilutive securities
  Stock option plan shares                 81
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $2,918   7,811     $0.37


Six Months Ended               Income   Shares    Earnings per share
June 30, 1998

Net income                     $2,556
Basic earnings per share:
  Income available to common
   shareholders                $2,556   7,600     $0.34
Dilutive securities
  Stock option plan shares                120
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $2,556   7,720     $0.33

Three Months Ended             Income   Shares    Earnings per share
June 30, 1999

Net income                     $1,518
Basic earnings per share:
  Income available to common
   shareholders                $1,518   7,733     $0.20
Dilutive securities
  Stock option plan shares                118
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,518   7,851     $0.19


Three Months Ended             Income   Shares    Earnings per share
June 30, 1998

Net income                     $1,303
Basic earnings per share:
  Income available to common
   shareholders                $1,303   7,640     $0.17
Dilutive securities
  Stock option plan shares                126
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,303   7,766     $0.17


NOTE D: The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization activities to be expensed as incurred, and the initial application of this SOP should be reported as the cumulative effect of a change in accounting principle. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged for fiscal years for which annual financial statements previously have not been issued. The adoption of this SOP did not have a material impact on the presentation of the Company's financial condition or results of operations.



NOTE E:   The Company adopted SFAS No. 130 January 1, 1998.
          SFAS No. 130 established standards for reporting and display of comprehensive income and its components.
          The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the six months ended June 30, 1999, the net unrealized gain on these securities decreased by $4.1 million. For the six months ended June 30, 1998, the net unrealized gain (loss) on these securities increased by $170 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the six months ended June 30, 1999 and 1998, the Company recognized a decrease of $2.6 million and an increase of $107 thousand, respectively, in the net unrealized gain (loss) component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.
          The following table represents comprehensive income for the six months ended June 30, 1999 and 1998 (in thousands):

                                                 1999           1998
     Net Income                                 $2,918         $2,556
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities     <2,574>           107
      Comprehensive income                      $  344         $2,663

          The following table represents comprehensive income for the three months ended June 30, 1999 and 1998 (in thousands):

                                                 1999           1998
     Net Income                                $ 1,518         $1,303
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities     <2,011>        <   17>
      Comprehensive income                     $<  493>        $1,286



NOTE F: There have been no material changes in reported market risk since year-end.

NOTE G:  Segment Reporting
          Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information", certain information is disclosed for the four reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances.
          The results for the four reportable segments of the company are included in the following tables (in thousands):


                                                     Six Months Ended
                                                       June 30, 1999
                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other  Eliminations Consolidated
Total interest income         $ 7,139   $ 4,156   $ 3,594   $ 2,733    $   13  $   <17>     $17,618
Total interest expense          3,173     1,696     1,562     1,374         0      <17>       7,788
Net interest income             3,966     2,460     2,032     1,359        13        0        9,830
Provision for loan losses         201        14         0        90         0        0          305
Net interest income after
 provision                      3,765     2,446     2,032     1,269        13        0        9,525
Total noninterest income          469       291       260       263       676       <5>       1,954
Total noninterest expense       2,649     1,541     1,332     1,007       887       <5>       7,411
Income before taxes             1,585     1,196       960       525      <198>       0        4,068
Provision for income taxes        558       279       262       124       <73>                1,150
Net income                    $ 1,027   $   917   $   698   $   401    $ <125> $     0      $ 2,918

Other significant items:
Total assets                  $187,267 $112,037   $115,556  $72,461    $60,389 $<57,828>    $489,882
Total investment securities     34,049   35,289     54,398   17,735          0        0      141,471
Total loans                    139,220   69,401     50,400   50,150          0        0      309,171
Investment in subsidiaries           7       67          0        0     58,134  <58,208>           0
Total interest income from
 external customers              7,139    4,147      3,586    2,733         13        0       17,618
Total interest income from
 affiliates                          0        9          8        0          0     <17>            0


                                              Six Months Ended
                                                June 30, 1998
                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other  Eliminations Consolidated
Total interest income         $ 6,276   $ 4,187   $ 3,132   $ 2,723    $    0  $     0      $16,318
Total interest expense          2,934     1,757     1,412     1,422         0        0        7,525
Net interest income             3,342     2,430     1,720     1,301         0        0        8,793
Provision for loan losses          42        56         0        18         0        0          116
Net interest income after
 provision                      3,300     2,374     1,720     1,283         0        0        8,677
Total noninterest income          378       271       267       197       650       <1>       1,762
Total noninterest expense       2,486     1,480     1,221       969       759       <1>       6,914
Income before taxes             1,192     1,165       766       511      <109>       0        3,525
Provision for income taxes        411       248       222       123       <35>       0          969
Net income                    $   781   $   917   $   544   $   388    $  <74> $     0      $ 2,556

Other significant items:
Total assets                  $173,532 $111,202   $113,871  $76,072    $56,955 $<54,454>    $477,178
Total investment securities     32,998   45,489     56,870   21,102          0        0      156,459
Total loans                    114,966   58,554     37,884   50,211          0        0      261,615
Investment in subsidiaries          <1>      46          0        0     54,397  <54,442>           0
Total interest income from
 external customers              6,276    4,187      3,132    2,723          0        0       16,318
Total interest income from
 affiliates                          0        0          0        0          0        0            0





                                                     Three Months Ended
                                                       June 30, 1999
                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other  Eliminations Consolidated
Total interest income         $ 3,631   $ 2,089   $ 1,824   $ 1,369    $    3  $   <16>     $ 8,900
Total interest expense          1,573       840       778       684         0      <16>       3,859
Net interest income             2,058     1,249     1,046       685         3        0        5,041
Provision for loan losses         118         0         0        45         0        0          163
Net interest income after
 provision                      1,940     1,249     1,046       640         3        0        4,878
Total noninterest income          224       169       124       123       360       <2>         998
Total noninterest expense       1,356       783       669       506       440       <2>       3,752
Income before taxes               808       635       501       257      < 77>       0        2,124
Provision for income taxes        287       142       138        63      < 24>                  606
Net income                    $   521   $   493   $   363   $   194    $ < 53> $     0      $ 1,518

Other significant items:
Total assets                  $187,267 $112,037   $115,556  $72,461    $60,389 $<57,828>    $489,882
Total investment securities     34,049   35,289     54,398   17,735          0        0      141,471
Total loans                    139,220   69,401     50,400   50,150          0        0      309,171
Investment in subsidiaries           7       67          0        0     58,134  <58,208>           0
Total interest income from
 external customers              3,631    2,081      1,816    1,369          3        0        8,900
Total interest income from
 affiliates                          0        8          8        0          0     <16>            0

                                                 Three Months Ended
                                                  June 30, 1998
                                                  Monroe-
                              Mobile    Brewton   ville     Demopolis
                              Bank      Bank      Bank      Bank       Other  Eliminations Consolidated
Total interest income         $ 3,201   $ 2,143   $ 1,650   $ 1,388    $    0  $     0      $ 8,382
Total interest expense          1,496       897       749       733         0        0        3,875
Net interest income             1,705     1,246       901       655         0        0        4,507
Provision for loan losses          21         0         0         0         0        0           21
Net interest income after
 provision                      1,684     1,246       901       655         0        0        4,486
Total noninterest income          193       167       143       102       325        0          930
Total noninterest expense       1,269       780       652       520       399        0        3,620
Income before taxes               608       633       392       237      < 74>       0        1,796
Provision for income taxes        210       142       112        54      < 25>       0          493
Net income                    $   398   $   491   $   280   $   183    $ < 49> $     0      $ 1,303

Other significant items:
Total assets                  $173,532 $111,202   $113,871  $76,072    $56,955 $<54,454>    $477,178
Total investment securities     32,998   45,489     56,870   21,102          0        0      156,459
Total loans                    114,966   58,554     37,884   50,211          0        0      261,615
Investment in subsidiaries          <1>      46          0        0     54,397  <54,442>           0
Total interest income from
 external customers              3,201    2,143      1,650    1,388          0        0        8,382
Total interest income from
 affiliates                          0        0          0        0          0        0            0

NOTE H: In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after 15, 2000.




                Management's Discussion and Analysis
           of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1998 and June 30, 1999, and significant changes for the three month periods ended June 30, 1999 and 1998, as well as significant changes for the six months periods ended June 30, 1999 and 1998.
     In January 1998, the trust departments of South Alabama Bank and First National Bank, Brewton were merged to form South Alabama Trust Company, Inc., a wholly owned subsidiary of the Company. This combination should allow the Company to realize certain economies of scale and reduce operational expenses.
     On May 15, 1998, Peterman State Bank, a Peterman, Alabama state bank, was acquired by the Company and merged into The Monroe County Bank. This transaction has been accounted for as a purchase (the "Peterman purchase").
     On May 12, 1998, the Company announced a stock split effected in the form of a stock dividend of one-half of a share of the Company's common stock to be paid on each share of the Company's common stock outstanding at the close of business on June 15, 1998. All share and per share information in these financial statements have been restated to give effect to the stock split.
     On December 15, 1998, The Commercial National Bank of Demopolis was merged into a wholly-owned subsidiary of the Company, with the resulting company changing its name to The Commercial Bank of Demopolis. This merger has been accounted for as a pooling-of-interests and, accordingly, the results of operations of The Commercial Bank of Demopolis have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, the performance of stock and bond markets, and disruptions of the operations of the Company or any other private or governmental entity as a result of the "Year 2000 problem."
Financial Condition
     Total assets at June 30, 1999 were $489.9 million, a decrease of
$14.0 million from $503.8 million at December 31, 1998.   Federal funds
sold decreased $38.0 million and investment securities decreased $6.4 million from December 31, 1998. These decreases in federal funds sold and investment securities were used in part to fund the increase in loans of $31.2 million, or 11.2 percent, from $278.2 million at December 31, 1998 to $309.4 million at June 30, 1999. The decrease in total deposits of $13.6 million, or 3.2 percent, from $428.1 million at December 31, 1998 to $414.5 million at June 30, 1999 also contributed to the decrease in federal funds sold and investment securities.
     Time deposits, consisting of certificates of deposit, decreased $2.9 million, or 2.6 percent. Large denomination time deposits decreased $300 thousand. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $5.9 million, or 8.1 percent, while interest bearing demand deposits decreased $5.9 million, or 4.3 percent. Core deposits, defined as total deposits less time deposits, decreased by $10.3 million. Short-term borrowings increased $1.2 million, or 15.4 percent, from year-end 1998 and long-term debt was unchanged.
     The Company's equity as a percent of total assets at June 30, 1999 was 11.8 percent, compared to 11.7 percent at December 31, 1998. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.8 percent, compared to 12.1 at year-end 1998.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $53.0 million at December 31, 1998 and $54.7 million at June 30, 1999. Tier II capital, which is Tier I capital plus the allowable portion of the allowance for loan losses, was $56.2 million at December 31, 1998 and $58.2 million at June 30, 1999. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 16.23 percent and
17.23 percent, respectively, at December 31, 1998, and 15.92 percent and
16.92 percent, respectively, at June 30, 1999. Both the December 1998 and the June 1999 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

       The components of the Company's risk-based capital calculations for June 30, 1999 are shown below (dollars in thousands):

                                                  June 30,
                                                   1999

           Tier I capital--
            Tangible Common shareholders'
             equity                             $54,715

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     3,464

                Total capital (Tiers I and II)  $58,179

          Risk-weighted assets                 $343,767
          Quarterly average assets              496,548
          Risk-based capital ratios:
            Tier I capital                        15.92%
            Total capital (Tiers I and II)        16.92%

     During the second quarter of 1999 the Company declared a regular quarterly dividend of $0.09 per share, payable July 1, 1999, to shareholders of record June 14, 1999.
Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $74.0 million at June 30, 1999. These assets represented 15.1 percent of total assets at quarter end as compared to
23.6 percent at December 31, 1998. The net change in cash and cash equivalents for the six month period ended June 30, 1999 was a decrease of $41.8 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect. Non-Performing Assets
     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

Summary of Non-Performing Assets
(Dollars in Thousands)
                                            June 30,       December 31,
                                              1999             1998

Accruing loans 90 days or more past due     $2,619          $  465
Loans on non-accrual                           345              419
Renegotiated loans                               0                0
     Total non-performing loans              2,964              884
Other real estate owned                        111              168
     Total non-performing assets            $3,075           $1,052
Accruing Loans 90 days or more past due
  as a percent of loans                       0.85%            0.17%

Total non-performing loans as a
  percent of loans                            0.96%            0.32%

Total non-performing assets as a percent
  of loans and other real estate owned        0.99%            0.38%

     Non-performing loans increased by $2.1 million from year-end 1998. The majority of this increase is due to one loan for $2 million at the Mobile Bank which is guaranteed by an individual who is now deceased. The Mobile Bank has filed a claim against the estate and expects to
collect the loan in full.   Other real estate owned consists of several
small parcels of property.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.
Results of Operations
THE SECOND QUARTER
    The Company recorded net income of $1.5 million, or $0.20 per share, during the second quarter of 1999, compared to net income in the second quarter of 1998 of $1.3 million, or $0.17 per share. An increase in average interest earning assets and a shift to loans from investment securities and federal funds sold enabled the Company to increase total interest revenue by $518 thousand, or 6.2 percent. Interest expense remained relatively unchanged. The net interest margin was steady at
4.61 percent in the second quarter of 1999 compared to 4.60 percent in the second quarter of 1998.
     Management provided $163 thousand for loan losses during the second quarter of 1999, compared to a $21 thousand provision for the second quarter of 1998. The increase in the provision was in response to the Company's loan portfolio growth. Net charge offs during the first six months of 1999 were $89 thousand compared to $278 thousand in the first six months of 1998. The allowance for loan losses at June 30, 1999 and December 31, 1998 as a percent of loans was 1.12 percent and 1.17 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to the increase in loans. The allowance for loan losses represented 1.17 times non-performing loans at June 30, 1999 and 3.67 times non-performing loans at December 31, 1998. The decrease was due primarily to the increase in non-performing loans discussed under the heading "Non-performing assets." Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at June 30, 1999.
     Non-interest revenue was $998 thousand for the second quarter of 1999, compared to $930 thousand for the same period in 1998, an increase of 7.3 percent, due primarily to the increase in deposit account service charges of $45 thousand.
     Salary and employee benefit expense increased $166 thousand, or 8.5 percent, caused by an increase in full time equivalent employees from 243 at June 30, 1998 to 246 at June 30, 1999, and by merit increases. Net occupancy expense of $249 thousand in second quarter 1999 was relatively unchanged from 1998 while furniture and equipment expense increased $27 thousand.
     Other expenses include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in second quarter 1999 decreased by $73 thousand, or 6.9 percent, a result of efforts to contain costs in this category.
     Income tax expense was $606 thousand for the second quarter of 1999, compared to $493 thousand for the same period in 1998. The increase in income tax expense in 1999 compared to 1998 resulted primarily from an increase in taxable income.
THE SIX MONTHS
   The Company recorded net income of $2.9 million, or $0.38 per share, during the first six months of 1999 compared to net income in the first six months of 1998 of $2.6 million, or $0.34 per share. Total interest revenue increased by $1.3 million, or 8.0 percent, due to increased volume in loans and to the Peterman purchase. Interest expense increased $263 thousand, or 3.5 percent, due primarily to increased deposit volume and to the Peterman purchase. Management provided $305 thousand for loan losses during the first six months of 1999 compared to $116 thousand for the first six months of 1998, with the increase necessitated by loan growth.
     Non-interest revenue was $2.0 million for the first six months of 1999, compared to $1.8 million for the same period in 1998, an increase of 10.9 percent.
     Non-interest expense in the six month period was $7.4 million in 1999, an increase of $497 thousand from 1998. Salary and employee benefits increased $365 thousand, or 9.5 percent, a combination of merit increases and an increase in full time equivalent employees.
     Income tax expense was $1.2 million for the first six months of 1999, compared to $969 thousand for the same period in 1998. The increase in income tax expense in 1999 compared to 1998 resulted primarily from higher levels of taxable income.

YEAR 2000 PROBLEM
     The Year 2000 ("Y2K") issue is a result of some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19." Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Banks, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Y2K compliant. These risks include the inability of two of the Banks to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Banks, receive payment for checks deposited by the Banks' customers, or invest excess funds if the Federal Reserve Banks or correspondent banks are not Y2K compliant.
     Each Bank and the Trust Company formed a Year 2000 committee to address Y2K issues. These committees performed a Y2K risk assessment, identified systems requiring changes due to Y2K risks, established a time line to correct noncompliant systems, verified that all new systems purchased are Y2K compliant and determined types of assistance needed by customers to be Y2K compliant. These committees have completed contingency plans. These committees report to the Board of Directors of the Banks and the Trust Company, and reports for all Banks and the Trust Company are given to the Company's Board of Directors.
     The Y2K committees identified the most important mission critical system as the software and hardware responsible for maintaining and processing general ledger, deposits, and loans accounts. The testing of this system has been completed and the results of the have reviewed with the Board of Directors. Based on this test, the Company believes this system is Y2K compliant. Other mission critical systems have been tested, and any necessary corrections completed. Vendor testing and review of proxy testing for non-mission critical systems was completed by March 31, 1999, as required by federal guidelines. Based on these test, the Company believes these system are Y2K compliant.
     The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $170 thousand, of which approximately $106 thousand has been incurred. These costs do not include indirect costs, such as salaries and employee benefits of South Alabama employees, as these costs are not separately tracked.
     The Company believes it has effectively detected and corrected its Y2K issues. However, if the Company has failed to detect or correct its Y2K issues, the Y2K issue could materially impact the Company's operations. The Company believes that it and its most significant vendors and customers are on schedule to achieve Y2K compliance, and the Company does not expect a material adverse impact on its operations.






Item 4. Submission of Matters to a Vote of Security Holders
The stockholders approved, during the annual meeting on May 13, 1999, the Election of the Directors. A total of 6,930,587 shares of Common Stock, or 89.66 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:


                        Votes in    Votes                Broker
Nominee                 Favor       Against  Abstaining  Non-Votes
John B. Barnett, III    6,929,342   1,245         0      157,986
Stephen G. Crawford     6,929,342   1,245         0      157,986
Haniel F. Croft         6,929,342   1,245         0      157,986
David C. DeLaney        6,929,342   1,245         0      157,986
Lowell J. Friedman      6,928,892   1,695         0      157,986
Broox G. Garrett, Jr.   6,926,342   4,245         0      157,986
W. Dwight Harrigan      6,920,629   9,958         0      157,986
James P. Hayes, Jr.     6,929,342   1,245         0      157,986
Clifton C. Inge         6,929,342   1,245         0      157,986
W. Bibb Lamar, Jr.      6,929,342   1,245         0      157,986
Richard S. Manley       6,912,940  17,647         0      157,986
Kenneth R. McCartha     6,929,342   1,245         0      157,986
Thomas E. McMillan, Jr. 6,929,342   1,245         0      157,986
J. Richard Miller, III  6,929,342   1,245         0      157,986
Harris V. Morrissette   6,929,342   1,245         0      157,986
J. Stephen Nelson       6,929,342   1,245         0      157,986
Paul D. Owens, Jr.      6,926,342   4,245         0      157,986
Earl H. Weaver          6,929,342   1,245         0      157,986
A.G. Westbrook          6,929,342   1,245         0      157,986

The stockholders also approved, at the May 13, 1999 meeting, an amendment to the South Alabama 1993 Incentive Compensation Plan to increase the number of shares reserved for issuance under the plan from 300,000 to 450,000. The vote was as follows:

       For approval of the amendment      6,788,012
       Against approval of the amendment     88,193
       Abstain                               54,382
       Broker Non-Votes                     157,986

The stockholders also approved, at the May 13, 1999 meeting, an amendment to South Alabama's Articles of Incorporation to increase the number of authorized shares to 20,000,000. The vote was as follows:

       For approval of the amendment       6,877,561
       Against approval of the amendment      13,160
       Abstain                                39,866
       Broker Non-Votes                      157,986



Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (27) Financial Data Schedule
(b)     Reports on Form 8-K
          There were no reports filed of Form 8-K for the three month period ended June 30, 1999.



Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


08/06/1999                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



08/06/99                      /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer









Exhibit Index

The following is a list of exhibits filed herewith.
     27   Financial Data Schedule