Form 10-Q
period 1999-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 1999-11-15
CIK 783739

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934


  For Quarter ended September 30, 1999.  Commission file #0-15423

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .
     Shares of common stock ($0.01 Par) outstanding at November 12, 1999: 8,585,555
                           Page 1 of 27

               SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 1999 and December 31, 1998          3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 1999 and 1998     4

          Consolidated Statements of Operations
          Three Months Ended September 30, 1999 and 1998    5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 1998     6

          Notes to Consolidated Financial Statements
          September 30, 1999                                7-14

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       15-26

PART II.  Other Information                                26-27

                       PART I. FINANCIAL INFORMATION

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                      September 30,    December 31,
                                            1999           1998
                                       (Unaudited)
                                           (Dollars in thousands)
A S S E T S
Cash and Due from Banks                   $ 19,567     $ 22,194
Federal Funds Sold                           4,384       42,614

       Total Cash and Cash Equivalents      23,951       64,808
Interest Bearing Deposits                      599          410
Securities Available for Sale (at Market)  141,147      147,890
Securities Held to Maturity
 (Market value of $12,393 and $12,986,
  respectively)                             12,229       12,490

Loans                                      362,524      314,512
Less: Unearned Loan Income                  <1,571>      <1,481>
      Allowance for Loan Losses             <4,053>      <3,664>
      Loans, Net                           356,900      309,367

Premises and Equipment                      12,795       10,875
Accrued Income Receivable                    5,665        5,365
Intangible assets                            4,428        4,576
Other Assets                                 3,420        1,577
     Total                                $561,134     $557,358

L I A B I L I T I E S
Non-interest Bearing Demand Deposits      $ 78,326     $ 78,486
Interest Bearing Demand Deposits           130,842      143,121
Savings Deposits                            35,746       33,810
Large Denomination Time Deposits
 (of $100 or more)                          94,114       86,601
Time Deposits                              129,106      133,427
     Total Deposits                        468,134      475,445
Short-Term Borrowings                       18,553        7,457
Long-Term Debt                               7,000        6,000
Other Liabilities                            3,264        3,726
     Total Liabilities                     496,951      492,628
S H A R E H O L D E R S' E Q U I T Y
Common Stock
  Par Value          $0.01
  Shares Authorized  20,000,000
  Shares Outstanding 1999-8,585,555
                     1998-8,564,555             86           86
Capital Surplus                             37,826       37,751
Retained Earnings                           28,095       25,464
Accumulated Other Comprehensive Income      (1,824)       1,429
     Total Shareholders' Equity             64,183       64,730

     Total                                $561,134     $557,358
(See accompanying notes to consolidated financial statements.)


       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                      Nine Months Ended September 30,
                                            1999        1998
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $22,263      $19,903
  Investments: Taxable                       5,044        4,896
              Non-Taxable                    2,067        2,147
  Other                                        545        1,254
          Total Interest Revenue            29,919       28,200

Interest Expense:
  Deposits                                  12,817       12,595
  Short-Term Borrowings                        272          258
  Long-Term Debt                               263          189
          Total Interest Expense            13,352       13,042

Net Interest Revenue                        16,567       15,158
Provision for Loan Losses                      508          268
Net Interest Revenue After Provision
  for Loan Losses                           16,059       14,890

Non-Interest Revenue:
  Trust Income                               1,029          970
  Service Charges on Deposit Accounts        1,781        1,529
  Securities Gains and (Losses),net             14           18
  Other Income, Charges and Fees               489          473
          Total Non-Interest Revenue         3,313        2,990

Non-Interest Expense:
  Salaries                                   5,739        5,437
  Pensions and Employee Benefits             1,471        1,267
  Net Occupancy Expense                        811          815
  Furniture and Equipment Expense            1,089          939
  Intangible Amortization                      149          136
  Other Expense                              3,313        3,232
          Total Non-Interest Expense        12,572       11,826

Income Before Income Taxes                   6,800        6,054
Income Tax Expense                           1,894        1,595
Net Income                                  $4,906      $ 4,459

Basic Earnings Per Common Share             $ 0.57      $   .53

Diluted Earnings Per Common Share           $ 0.57      $   .52

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                     Three Months Ended September 30,
                                            1999        1998
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 7,669      $ 7,004
  Investments: Taxable                       1,634        1,712
               Non-Taxable                     701          767
  Other                                        133          358
          Total Interest Revenue            10,137        9,841

Interest Expense:
  Deposits                                   4,246        4,399
  Short-Term Borrowings                         99          100
  Long-Term Debt                                94           85
          Total Interest Expense             4,439        4,584

Net Interest Revenue                         5,698        5,257
Provision for Loan Losses                      185           92
Net Interest Revenue After Provision
  for Loan Losses                            5,513        5,165

Non-Interest Revenue:
  Trust Income                                 358          321
  Service Charges on Deposit Accounts          623          538
  Securities Gains and (Losses), net            (3)          22
  Other Income, Charges and Fees               158          162
          Total Non-Interest Revenue         1,136        1,043

Non-Interest Expense:
  Salaries                                   1,928        1,878
  Pensions and Employee Benefits               476          424
  Net Occupancy Expense                        283          288
  Furniture and Equipment Expense              367          343
  Intangible Amortization                       50           50
  Other Expense                              1,165        1,099
          Total Non-Interest Expense         4,269        4,082

Income Before Income Taxes                   2,380        2,126
Income Tax Expense                             679          546
Net Income                                  $1,701      $ 1,580

Basic Earnings Per Common Share             $ 0.20      $   .19

Diluted Earnings Per Common Share           $ 0.20      $   .18

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                      Nine Months Ended September 30,
                                             1999      1998
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 4,906      $ 4,459
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization              1,280        1,161
  Provision for loan losses                    508          268
  Securities (gains) and losses,net            <14>         <18>
  (Increase) decrease in:
    Income receivable                         <300>        <495>
    Other assets                              <108>        <295>
  Increase (decrease) in other liabilities    <461>        <291>
Net cash provided by operating activities    5,811        4,789
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                  <189>        <371>
  Net (increase) decrease in loans         <48,042>     <29,528>
  Proceeds from the sale of other real
   estate owned                                 66            0
  Purchase of premises and equipment        <2,917>      <1,759>
  Proceeds from sale of securities
   available for sale                       10,995        1,989
  Proceeds from maturities of investments   46,866       53,298
  Purchase of investments                  <56,031>     <69,064>
  Net cash acquired from business
   combinations                                  0        8,132
Net cash provided by (used in) investing
  activities                               <49,252>     <37,303>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       <7,312>      16,426
  Net increase (decrease) in short-
    term borrowing                          11,096          376
  Net increase in long-term debt             1,000        3,500
  Proceeds from issuance of stock               75            9
  Dividends paid                            <2,275>      <1,791>
Net cash provided by (used in) financing
 activities                                  2,584       18,520
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                      <40,857>     <13,994>
Cash and cash equivalents at beginning
  of period                                 64,808       49,000
Cash and cash equivalents at end of
  period                                   $23,951      $35,006
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $13,602      $12,809
  Income taxes paid in cash                  1,671        1,260
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



          NOTE B:   The allowance for losses on loans for the nine month periods ended September  30, 1999 and 1998 are summarized as follows
          (in thousands):

                                                 1999         1998
          Allowance for loan losses:
          Balance at beginning of period        $ 3,664      $ 3,394
            Balance acquired                          0          287
            Provision charged to
              operating expense                     508          268
            Losses charged off                     <469>        <800>
            Recoveries                              350          362

           Balance at end of period             $ 4,053      $ 3,511

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine month periods ended September 30, 1999 and 1998.

          Diluted earnings per share for the nine month periods ended September 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following tables represent the earnings per share calculations for the nine and three month periods ended
          September 30, 1999 and 1998, (in thousands except per share amounts):


Nine Months Ended              Income   Shares    Earnings per share

September 30, 1999

Net income                     $4,906
Basic earnings per share:
  Income available to common
   shareholders                $4,906   8,582     $0.57
Dilutive securities
  Stock option plan shares                 79
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $4,906   8,661     $0.57


Nine Months Ended              Income   Shares    Earnings per share

September 30, 1998

Net income                     $4,459
Basic earnings per share:
  Income available to common
   shareholders                $4,459   8,488     $0.53
Dilutive securities
  Stock option plan shares                124
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $4,459   8,612     $0.52

Three Months Ended             Income   Shares    Earnings per share
September 30, 1999

Net income                     $1,701
Basic earnings per share:
  Income available to common
   shareholders                $1,701   8,671     $0.20
Dilutive securities
  Stock option plan shares                 52
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,701   8,723     $0.20



Three Months Ended             Income   Shares    Earnings per share
September 30, 1998

Net income                     $1,580
Basic earnings per share:
  Income available to common
   shareholders                $1,580   8,540     $0.19
Dilutive securities
  Stock option plan shares                 34
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                 $1,580   8,574     $0.18


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


     NOTE E:   The Company adopted SFAS No. 130 January 1, 1998.
          SFAS No. 130 established standards for reporting and display of comprehensive income and its components.
          The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the nine months ended September 30, 1999, the net unrealized gain on these securities decreased by $5.1 million. For the nine months ended September 30, 1998, the net unrealized gain (loss) on these securities increased by $1.8 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the nine months ended September 30, 1999 and 1998, the Company recognized a decrease of $3.3 million and an increase of $1.1 million, respectively, in the net unrealized gain
          (loss) component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.

          The following table represents comprehensive income for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                 1999           1998
     Net Income                                 $4,906         $4,459
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities     <3,253>         1,103
      Comprehensive income                      $1,653         $5,562

          The following table represents comprehensive income for the three months ended September 30, 1999 and 1998 (in thousands):

                                                 1999           1998
     Net Income                                $ 1,701         $1,580
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities       <515>         1,006
      Comprehensive income                     $<1,186>        $2,586



NOTE F: There have been no material changes in reported market risk since year-end.

NOTE G:  Segment Reporting
          Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", certain information is disclosed for the five reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances.
          The results for the five reportable segments of the company are included in the following tables (in thousands):





                                                                   Nine Months Ended
                                                                   September 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $10,769   $ 6,297   $ 5,436   $ 4,143    $ 3,279     $   17  $   <22>     $29,919
Total interest expense          4,738     2,534     2,336     2,084      1,682          0      <22>      13,352
Net interest income             6,031     3,763     3,100     2,059      1,597         17        0       16,567
Provision for loan losses         302        44         0       135         27          0        0          508
Net interest income after
 provision                      5,729     3,719     3,100     1,924      1,570         17        0       16,059
Total noninterest income          717       430       422       379        336      1,036       <7>       3,313
Total noninterest expense       4,019     2,334     1,997     1,524      1,346      1,359       <7>      12,572
Income before taxes             2,427     1,815     1,525       779        560       <306>       0        6,800
Provision for income taxes        857       425       429       183        110       <110>       0        1,894
Net income                    $ 1,570   $ 1,390   $ 1,096   $   596    $   450     $ <196> $     0      $ 4,906

Other significant items:
Total assets                  $197,576 $113,718   $115,258  $73,495    $58,543     $67,248 $<64,704>    $561,134
Total investment securities     35,969   34,660     49,294   17,250     16,203           0        0      153,376
Total loans                    146,921   71,741     52,697   52,051     37,543           0        0      360,953
Investment in subsidiaries          10       67          0        0                 64,582  <64,659>           0
Total interest income from
 external customers             10,764    6,288      5,428    4,143      3,279          17        0       29,919
Total interest income from
 affiliates                          5        9          8        0                      0     <22>            0



                                                                       Nine Months Ended
                                                                       September 30, 1998
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 9,722   $ 6,305   $ 4,882   $ 4,150    $ 3,134     $   12  $    <5>     $28,200
Total interest expense          4,563     2,662     2,205     2,173      1,444          0       <5>      13,042
Net interest income             5,159     3,643     2,677     1,977      1,690         12        0       15,158
Provision for loan losses          74        66         0        38         90          0        0          268
Net interest income after
 provision                      5,085     3,577     2,677     1,939      1,600         12        0       14,890
Total noninterest income          579       421       427       313        280        975       <5>       2,990
Total noninterest expense       3,789     2,212     1,897     1,517      1,240      1,176       <5>      11,826
Income before taxes             1,875     1,786     1,207       735        640       <189>       0        6,054
Provision for income taxes        648       372       342       181        125       < 73>       0        1,595
Net income                    $ 1,227   $ 1,414   $   865   $   554    $   515     $ <116> $     0      $ 4,459

Other significant items:
Total assets                  $177,735 $113,887   $111,169  $74,111    $50,608     $63,817 $<63,792>    $527,535
Total investment securities     33,740   46,544     54,272   17,269     12,702           0        0      164,527
Total loans                    125,183   60,270     39,583   50,133     33,639           0        0      308,808
Investment in subsidiaries         <11>      54          0        0                 61,264  <61,307>           0
Total interest income from
 external customers              9,717    6,305      4,882    4,150      3,134          12        0       28,200
Total interest income from
 affiliates                          5        0          0        0          0           0  <     5>            0

                                                                           Three Months Ended
                                                                           September 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,630   $ 2,141   $ 1,842   $ 1,410    $ 1,115     $    4  $    <5>     $10,137
Total interest expense          1,565       838       774       710        557          0       <5>       4,439
Net interest income             2,065     1,303     1,068       700        558          4        0        5,698
Provision for loan losses         101        30         0        45          9          0        0          185
Net interest income after
 provision                      1,964     1,273     1,068       655        549          4        0        5,513
Total noninterest income          247       139       162       116        114        360       <2>       1,136
Total noninterest expense       1,370       793       665       517        454        472       <2>       4,269
Income before taxes               841       619       565       254        209       <108>       0        2,380
Provision for income taxes        298       146       167        59         46       < 37>                  679
Net income                    $   543   $   473   $   398   $   195    $   163     $ < 71> $     0      $ 1,701

Other significant items:
Total assets                  $197,576 $113,718   $115,258  $73,495    $58,543     $67,248 $<64,704>    $561,134
Total investment securities     35,969   34,660     49,294   17,250     16,203           0        0      153,376
Total loans                    146,921   71,741     52,697   52,051     37,543           0        0      360,953
Investment in subsidiaries          10       67          0        0                 64,582  <64,659>           0
Total interest income from
 external customers              3,625    2,141      1,842    1,410      1,115           4        0       10,137
Total interest income from
 affiliates                          5        0          0        0          0           0  <     5>            0


                                                                           Three Months Ended
                                                                           September 30, 1998
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,446   $ 2,118   $ 1,750   $ 1,427    $ 1,093     $   12  $    <5>     $ 9,841
Total interest expense          1,630       905       793       751        510          0       <5>       4,584
Net interest income             1,816     1,213       957       676        583         12        0        5,257
Provision for loan losses          32        10         0        20         30          0        0           92
Net interest income after
 provision                      1,784     1,203       957       656        553         12        0        5,165
Total noninterest income          202       150       160       116         94        325       <4>       1,043
Total noninterest expense       1,303       732       676       548        410        417       <4>       4,082
Income before taxes               683       621       441       224        237        <80>       0        2,126
Provision for income taxes        237       124       120        58         45        <38>       0          546
Net income                    $   446   $   497   $   321   $   166    $   192     $  <42> $      0     $ 1,580

Other significant items:
Total assets                  $177,735 $113,887   $111,169  $74,111    $50,608     $63,817 $<63,792>    $527,535
Total investment securities     33,740   46,544     54,272   17,269     12,702           0        0      164,527
Total loans                    125,183   60,270     39,583   50,133     33,639           0        0      308,808
Investment in subsidiaries         <11>      54          0        0                 61,264  <61,307>           0
Total interest income from
 external customers              3,441    2,118      1,750    1,427      1,093          12        0        9,841
Total interest income from
 affiliates                          5        0          0        0          0           0  <     5>            0


NOTE H: In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.











                Management's Discussion and Analysis
           of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1998 and September 30, 1999, and significant changes for the three month periods ended September 30, 1999 and 1998, as well as significant changes for the nine months periods ended September 30, 1999 and 1998.
     On May 15, 1998, Peterman State Bank, a Peterman, Alabama state bank, was acquired by the Company and merged into The Monroe County Bank. This transaction has been accounted for as a purchase (the "Peterman purchase").
     On May 12, 1998, the Company announced a stock split effected in the form of a stock dividend of one-half of a share of the Company's common stock to be paid on each share of the Company's common stock outstanding at the close of business on June 15, 1998. All share and per share information in these financial statements have been restated to give effect to the stock split.
     On December 15, 1998, The Commercial National Bank of Demopolis was merged into a wholly-owned subsidiary of the Company, with the resulting company changing its name to The Commercial Bank of Demopolis. This merger has been accounted for as a pooling-of-interests, and, accordingly, the results of operations of The Commercial Bank of Demopolis have been included in the consolidated results for all periods presented.
     On September 10, 1999, Sweet Water State Bancshares, Inc., the parent company of Sweet Water State Bank, was merged into the Company. This merger has been accounted for as a pooling-of-interests, and, accordingly, the results of operations of Sweet Water State Bank have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, the performance of stock and bond markets, and disruptions of the operations of the Company or any other private or governmental entity as a result of the "Year 2000 problem."

Financial Condition

     Total assets at September 30, 1999 were $561.1 million, an increase
of $3.8 million from $557.4 million at December 31, 1998.   Federal
funds sold decreased $38.2 million and investment securities decreased $7.0 million from December 31, 1998. These decreases in federal funds sold and investment securities were used in part to fund the increase in loans of $48.0 million, or 15.3 percent, from $314.5 million at December 31, 1998 to $362.5 million at September 30, 1999. The decrease in total deposits of $7.3 million, or 1.5 percent, from $475.4 million at December 31, 1998 to $468.1 million at September 30, 1999 also contributed to the decrease in federal funds sold and investment securities.
     Time deposits, consisting of certificates of deposit, decreased $4.3 million, or 3.2 percent. Large denomination time deposits increased $7.5 million. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits were relatively unchanged, while interest bearing demand deposits decreased $12.3 million, or 8.6 percent. Core deposits, defined as total deposits less time deposits, decreased by $10.5 million. Short-term borrowings increased $11.1 million, or 148.8 percent, as the increase in loans and the decrease in deposits necessitated the purchasing of federal funds at several of the banks. Long-term debt increased $1.0 million.
     The Company's equity as a percent of total assets at September 30, 1999 was 11.4 percent, compared to 11.6 percent at December 31, 1998. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.5 percent, compared to 12.0 at year-end 1998.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $58.7 million at December 31, 1998 and $61.6 million at September 30, 1999. Tier II capital, which is Tier I capital plus the allowable portion of the allowance for loan losses, was $62.3 million at December 31, 1998 and $65.6 million at September 30, 1999. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 15.91 percent and 16.90 percent, respectively, at December 31, 1998, and 15.52 percent and 16.54 percent, respectively, at September 30, 1999. Both the December 1998 and the September 1999 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.
       The components of the Company's risk-based capital calculations for September 30, 1999 are shown below (dollars in thousands):

                                               September 30,
                                                   1999

           Tier I capital--
            Tangible Common shareholders'
             equity                             $61,579

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     4,053

                Total capital (Tiers I and II)  $65,632

          Risk-weighted assets                 $396,704
          Quarterly average assets              548,967
          Risk-based capital ratios:
            Tier I capital                        15.52%
            Total capital (Tiers I and II)        16.54%

     During the third quarter of 1999 the Company declared a regular quarterly dividend of $0.09 per share, payable October 1, 1999, to shareholders of record September 15, 1999.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $86.6 million at September 30, 1999. These assets represented 15.4 percent of total assets at quarter end as compared to
22.3 percent at December 31, 1998. The net change in cash and cash equivalents for the nine month period ended September 30, 1999 was a decrease of $40.9 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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


Summary of Non-Performing Assets
(Dollars in Thousands)
                                        September 30,       December 31,
                                              1999             1998

Accruing loans 90 days or more past due     $3,077          $   530
Loans on non-accrual                         1,573              510
Renegotiated loans                               0                0
     Total non-performing loans              4,650            1,040
Other real estate owned                        102              168
     Total non-performing assets            $4,752           $1,208
Accruing Loans 90 days or more past due
  as a percent of loans                       0.85%            0.17%

Total non-performing loans as a
  percent of loans                            1.28%            0.33%

Total non-performing assets as a percent
  of loans and other real estate owned        1.31%            0.38%

     Non-performing loans increased by $3.6 million from year-end 1998. Of this increase $2 million is due to one loan at the Mobile Bank which is guaranteed by an individual who is now deceased. The Mobile Bank has filed a claim against the estate and expects to collect the loan in full. The increase in loan on non-accrual was caused primarily by three loans at the Mobile Bank being placed on non-accrual. Other real estate owned consists of several small parcels of property.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations
THE THIRD QUARTER

    The Company recorded net income of $1.7 million, or $0.20 per share, during the third quarter of 1999, compared to net income in the third quarter of 1998 of $1.6 million, or $0.19 per share. An increase in average interest earning assets and a shift to loans from investment securities and federal funds sold enabled the Company to increase total interest revenue by $296 thousand, or 3.0 percent. Interest expense decreased by $145 thousand. The net interest margin was steady at 4.63 percent in the third quarter of 1999 compared to 4.66 percent in the third quarter of 1998.
     Management provided $185 thousand for loan losses during the third quarter of 1999, compared to a $92 thousand provision for the third quarter of 1998. The increase in the provision was in response to the Company's loan portfolio growth. Net charge offs during the first nine months of 1999 were $119 thousand compared to $438 thousand in the first nine months of 1998. The allowance for loan losses at September 30, 1999 and December 31, 1998 as a percent of loans was 1.12 percent and
1.16 percent respectively. The decrease in the allowance for loan losses as a percentage of loans was due primarily to the increase in loans. The allowance for loan losses represented 0.87 times non-performing loans at September 30, 1999 and 3.52 times non-performing loans at December 31, 1998. The decrease was due primarily to the increase in non-performing loans discussed under the heading "Non-Performing Assets." Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at September 30, 1999.
     Non-interest revenue was $1.1 million for the third quarter of 1999, compared to $1.0 million for the same period in 1998, an increase of 8.9 percent, due primarily to the increase in deposit account service charges of $85 thousand. Three of the banks will introduce new fee schedules in the fourth quarter of 1999 and these new fee schedules should have a positive impact on this category in future periods.
     Salary and employee benefit expense increased $102 thousand, or 4.4 percent, from third quarter of 1998 to the third quarter of 1999, caused primarily by merit increases. Net occupancy expense of $283 thousand in third quarter 1999 was relatively unchanged from 1998 while furniture and equipment expense increased $24 thousand.
     Other expenses include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in third quarter 1999 increased by $66 thousand, or 6.0 percent from third quarter 1998.
     Income tax expense was $679 thousand for the third quarter of 1999, compared to $546 thousand for the same period in 1998. The increase in income tax expense in 1999 compared to 1998 resulted primarily from an increase in taxable income.

THE NINE MONTHS

   The Company recorded net income of $4.9 million, or $0.57 per share, during the first nine months of 1999 compared to net income in the first nine months of 1998 of $4.5 million, or $0.53 per share. Total interest revenue increased by $1.7 million, or 6.1 percent, due to increased volume in loans and to the Peterman purchase. Interest expense increased $310 thousand, or 2.4 percent, due primarily to increased deposit volume and to the Peterman purchase. Management provided $508 thousand for loan losses during the first nine months of 1999 compared to $268 thousand for the first nine months of 1998, with the increase necessitated by loan growth.
     Non-interest revenue was $3.3 million for the first nine months of 1999, compared to $3.0 million for the same period in 1998, an increase of 10.8 percent.
     Non-interest expense in the nine month period was $12.6 million in 1999, an increase of $746 thousand from 1998. Salary and employee benefits increased $506 thousand, or 7.5 percent, a result of merit increases.
     Income tax expense was $1.9 million for the first nine months of 1999, compared to $1.6 million for the same period in 1998. The increase in income tax expense in 1999 compared to 1998 resulted primarily from higher levels of taxable income.

YEAR 2000 PROBLEM

     The Year 2000 ("Y2K") issue is a result of some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19." Risks to the Company if its computer systems are not Y2K compliant include the inability to process customer deposits or checks drawn on the Banks, inaccurate interest accruals and maturity dates of loans and time deposits, and the inability to update accounts for daily transactions. Other risks to the Company exist if certain of its vendors', suppliers' and customers' computer systems are not Y2K compliant. These risks include the inability of two of the Banks to communicate with the centralized data processing center if phone systems are not working, the interruption of business in the event of power outages, the inability of loan customers to comply with repayment terms if their businesses are interrupted, and the inability to make payment for checks drawn on the Banks, receive payment for checks deposited by the Banks' customers, or invest excess funds if the Federal Reserve Banks or correspondent banks are not Y2K compliant.
     Each Bank and the Trust Company formed a Year 2000 committee to address Y2K issues. These committees performed a Y2K risk assessment, identified systems requiring changes due to Y2K risks, established a time line to correct noncompliant systems, verified that all new systems purchased are Y2K compliant and determined types of assistance needed by customers to be Y2K compliant. These committees have completed contingency plans. These committees report to the Board of Directors of the Banks and the Trust Company, and reports for all Banks and the Trust Company are given to the Company's Board of Directors.
     The Y2K committees identified the most important mission critical system as the software and hardware responsible for maintaining and processing general ledger, deposits, and loans accounts. The testing of this system has been completed, and the results of this test have been presented to the Board of Directors. Based on this test, the Company believes this system is Y2K compliant. Other mission critical systems have been tested, and any necessary corrections completed. Vendor testing and review of proxy testing for non-mission critical systems was completed by March 31, 1999, as required by federal guidelines. Based on these tests, the Company believes these systems are Y2K compliant.
     The Company estimates that the cost of testing and updating its systems for Y2K compliance will be less than $170 thousand, of which approximately $126 thousand has been incurred. These costs do not include indirect costs, such as salaries and employee benefits of South Alabama employees, as these costs are not separately tracked.
     The Company believes it has effectively detected and corrected its Y2K issues. However, if the Company has failed to detect or correct its Y2K issues, the Y2K issue could materially impact the Company's operations. The Company believes that it and its most significant vendors and customers are on schedule to achieve Y2K compliance, and the Company does not expect a material adverse impact on its operations.

                     PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (27) Financial Data Schedule
(b)     Reports on Form 8-K
          There were no reports filed of Form 8-K for the three month period ended September 30, 1999.




Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTH ALABAMA BANCORPORATION


11/15/1999                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President



11/15/1999                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


















Exhibit Index

The following is a list of exhibits filed herewith.
     27   Financial Data Schedule