Form 10-K
period 1999-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 2000-03-29
CIK 783739

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    __________

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission File No. 0-15423
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 27, 2000 (assuming that all officers, directors and 5% shareholders are affiliates): $65,328,190

Shares of Common Stock ($.01 Par) outstanding at March 27, 2000: 8,587,055

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 2000 annual meeting are incorporated by reference into Part III.

_____________________________________________________________________________

                                     Part I

Item 1.  Business

General

     South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of South Alabama Bank, formerly The Bank of Mobile (the "Mobile Bank"), headquartered in Mobile, Alabama, First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama, The Commercial Bank of Demopolis (the "Demopolis Bank"), headquartered in Demopolis, Alabama, Sweet Water State Bank (the "Sweet Water Bank"), headquartered in Sweetwater, Alabama, and South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

     All of the stock of the Mobile Bank was acquired in 1986. By merger with their respective holding companies, the stock of the Brewton Bank and the Monroeville Bank was acquired in 1993 and 1996, respectively. The Monroeville Bank acquired by merger the assets of Peterman State Bank in 1998. The Demopolis Bank was acquired in 1998. In 1999 the Sweet Water Bank's holding company merged with and into South Alabama. The Mobile Bank, the Brewton Bank, the Monroeville Bank, the Demopolis Bank and the Sweet Water Bank are sometimes referred to as the "Banks." The Trust Company was formed in 1998 as a trust corporation under Alabama law and has offices in Mobile and Brewton.

     South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiaries as of December 31, 1999.



                  Monroeville                                                        Sweet          Trust           South Alabama
                  Bank             Brewton Bank     Mobile Bank      Demopolis Bank  Water          Company         Consolidated


Banking Offices          3                3                8               2               3              2               22
Employees               37               57               83              34              32             22              266
Percent of
Ownership              100%             100%             100%            100%            100%           100%               -
Loans (Net)       $ 54,521,000     $ 70,798,000     $144,529,000     $50,993,000     $37,083,000         n/a        $357,924,000
Investments       $ 46,320,000     $ 33,092,000     $ 34,186,000     $16,967,000     $14,044,000         n/a        $144,609,000
Total Assets      $117,702,000     $114,911,000     $198,744,000     $76,788,000     $56,060,000     $1,518,000     $556,858,000
Deposits          $ 98,202,000     $ 96,748,000     $161,507,000     $62,193,000     $48,942,000         n/a        $467,452,000
Equity Capital    $ 17,002,000     $ 13,359,000     $ 17,927,000     $ 7,226,000     $ 5,855,000     $1,347,000     $ 64,082,000

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

     On September 10, 1999, South Alabama acquired the Sweet Water Bank by merger of its holding company into South Alabama.

Information Incorporated by Reference

     Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 1999 at pages 7-21 and is incorporated herein by reference.

Operations of Subsidiaries

     Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc. and Star Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, letters of credit, foreign transfers and remittances and wire transfers. The Trust Company offers general corporate and personal trust services. Mutual funds, annuities and certain insurance products and securities are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

     The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has eight banking offices, two of which are located inside supermarkets. Six of the Mobile Bank's offices are within the corporate limits of the City of Mobile, one is in the City of Foley and one is in the City of Gulf Shores. The Monroeville Bank currently operates two offices in Monroeville and one office in Peterman. The Demopolis Bank operates two banking offices in and around the City of Demopolis. The Sweet Water Bank operates one banking office in Sweet Water, one in Linden and one in Thomasville. The Mobile Bank is expanding its presence in Baldwin County. The Mobile Bank's permanent branch in Gulf Shores was opened on December 1, 1999. Groundbreaking began in the first quarter of 2000 on undeveloped land in Daphne, and that office should be operational in the third quarter. One other Baldwin County parcel owned by the Mobile Bank in Fairhope remains undeveloped.

Markets Served

  The Brewton Bank

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton, in Escambia County. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Jefferson Smurfit Corp., employing approximately 600 workers. T. R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 450 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services, and the City of Brewton is served by two bus lines. During 1999, announced capital investment in and around Brewton totaled approximately $100 million, resulting in an announced 150 additional jobs, according to the Escambia County Industrial Center.

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

     The economy of Mobile County is primarily industrial in nature. The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines. During 1999 announced capital investment in new and expanded industry in Mobile County totaled approximately $292 million, resulting in an announced 1,274 additional jobs, according to the Mobile Chamber of Commerce.

     The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope, Point Clear, Foley and Gulf Shores) is growing at a fast pace. Many businesses are expanding into Baldwin County because of the increase in the number of new residents in this area in the last several years. During 1999, announced capital investment in new and expanded industry in Baldwin County totaled approximately $50 million, resulting in an announced 78 additional jobs, according to the Baldwin County Economic Development Association.

  The Monroeville Bank

     The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 24,000, of whom about 7,500 reside in Monroeville. The Monroeville Bank also operates one branch in Peterman, which has a population of approximately 500.

     The county economy relies heavily on a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,200, is the largest single employer. Timber-related industry, including Alabama River Pulp, Alabama Pine Pulp, Alabama River Woodlands, Stallworth Timber Company, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs 1,580.

     Monroeville has developed a 92 acre industrial park. Two trucking companies, access to the Alabama River and railroads, and a 6,000 foot runway airport accommodating corporate jets contribute to the marketability of the area. The area offers parks, lakes, campgrounds, athletic fields, playgrounds and an 18 hole golf course. The community college and local public and private schools are accredited.

  The Demopolis Bank

     The Demopolis Bank's main office and one branch are located in Demopolis, with its primary service area extending in a 15 mile radius of Demopolis.
This service area includes portions of 5 counties and has a population of approximately 19,000. Demopolis is located in Marengo County, which has a population of approximately 24,000, about 7,500 of which reside in Demopolis.

     The economy in and around Demopolis is primarily comprised of a mix of forest products businesses, including a paper mill and several sawmills. The Demopolis area is also home to a cement plant, an Alabama Power steam plant, a trucking corporation with approximately 500 trucks, a textile plant and various agricultural, cattle and catfish farming operations.

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

  The Sweet Water Bank

     The Sweet Water Bank's main office is located in Sweet Water in Marengo County. The Sweet Water Bank has a branch in Linden and a branch in Thomasville, which is in Clarke County. Sweet Water offers a population of approximately 400 with its major industries being transportation and agriculture. Linden is the county seat of Marengo County and has a population of approximately 2,500. Agriculture and forestry are the major industries in Linden. The Bank's Thomasville market has a population of approximately 6,000 with an economy based primarily on agriculture, timber and mineral extraction.

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

Competition

     Competition in the banking industry is primarily based on products and services offered, delivery of services, product pricing and interest rate levels. South Alabama competes with statewide bank holding companies, each of which has substantially greater total resources than South Alabama and numerous branch offices located throughout the state. Also providing competition are local and regional banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices operated by out-of-state banks, and other providers of financial services in the areas served by South Alabama s subsidiary banks.

  The Brewton Bank

     There are five banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 23.43 percent. The second and third largest banks in the county have market shares of approximately 19.57 percent and 18.17 percent, respectively.

  The Mobile Bank

     The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 4.17 percent. There are currently 15 commercial banks and two savings banks doing business in the Mobile/ Baldwin County market. The primary competitors are the six commercial banks affiliated with either statewide or regional bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

  The Monroeville Bank

     The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 38.63 percent. Currently there are five commercial banks, including one bank owned by a statewide holding company, in Monroe County.

  The Demopolis Bank

     The Demopolis Bank is the third largest bank in terms of deposits in Marengo County with a market share of approximately 17.84 percent. Currently there are seven commercial banks, including one bank owned by a state-wide holding company, in Marengo County. A locally owned and operated bank is the largest bank in Marengo County and has a market share of deposits of approximately 40.16 percent.

  The Sweet Water Bank

     The Sweet Water Bank is the only bank in Sweet Water and is behind the Demopolis Bank at fourth largest in total deposit market share in Marengo County, with 12.04% of total deposits in Marengo County. The Thomasville branch holds 3.37% of Clarke County s deposit market share. Between the two counties, the Sweet Water Bank faces competition from nine banks including one bank in Marengo County owned by a statewide holding company. The two largest banks in the Sweet Water Bank s market are locally owned, one in Marengo County with 40.16% of the deposit market and one in Clarke County with 57.92% of the deposit market.

  The Trust Company

     The Trust Company faces significant competition for trust customers from statewide and regional bank holding companies, which have greater resources available for marketing and promotion and offer services in broader market areas. The Trust Company also competes with brokerage firms and mutual fund companies. In addition, investment advisory firms, attorneys, accountants and life insurance professionals offer services similar to those provided by the Trust Company and therefore can be seen as competitors of the Trust Company. At year end 1999, the Trust Company had approximately 1,000 accounts holding assets in excess of $460,000,000.

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

Recent Legislation

     On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Financial Services Modernization Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party. The Company has not filed a written declaration with the Board of Governors of the Federal Reserve System to become a financial holding company.

     The Company does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources that the Company. In addition, because, assuming the Company chooses and is able to become a Financial Holding Company, it may only be acquired by Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

Item 2.  Properties

      South Alabama and the Mobile Bank occupy leased premises located in downtown Mobile, Alabama consisting of a building complex of approximately 30,000 square feet. The primary term of the lease of the building complex expires December 31, 2005. The Bank has an option to extend the term of this lease for three additional terms of five years each.

      In addition to the downtown office, the Mobile Bank operates five full service branch offices at various locations in Mobile County. The banking premises of two branches are owned in fee, while four branches, two of which are located inside supermarkets, are leased for varying periods through 2002. The Mobile Bank operates two full service branch offices in Baldwin County, both of which are owned in fee.

      The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.

      The Monroeville Bank's main office, containing approximately 20,402 square feet, is located in Monroeville, Alabama. In addition, the Monroeville Bank operates one other branch in the city of Monroeville and a 3,350 square foot branch in Peterman, which is located approximately five miles north of Monroeville. All three locations are owned in fee by the Monroeville Bank.

      The Demopolis Bank's main office, containing approximately 7,040 square feet, is located in downtown Demopolis, Alabama. This main office is owned in fee. In addition, the Demopolis Bank operates one branch at the intersection of Highway 80 and Highway 43 in Demopolis. The Branch is also owned in fee.

      The main office of the Sweet Water Bank is located in Sweet Water in a two story building of approximately 9,500 square feet, which is owned in fee. The Sweet Water Bank also operates a banking office in Linden and a banking office in Thomasville, both of which are owned in fee.

Item 3.  Legal Proceedings

      As of the date of this report there were no material pending legal proceedings to which South Alabama or any of the Banks or the Trust Company was a party.

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


Name, Age and Office(s) with                  Other Positions with
        South Alabama                                  South Alabama

J. Stephen Nelson--age 62(1)                  Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 56(2)                 Director (since 1989)
 President and CEO (since 1989)

John B. Barnett, III--age 47(3)
 Executive Vice President (since 1996)        Director (since 1996)

W. Gaillard Bixler  age 54(4)                 None
 Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 54(5)                 None
 Chief Financial Officer
 & Secretary (since 1993)

J. Olen Kerby, Jr.--age 45(6)
 Executive Vice President (since 1999)        None

Stratton F. Lewis, Jr.--age 50(7)
 Executive Vice President (since 1999)        Director (since 1999)


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

      (4) President, since 1993, Chief Executive Officer, since 1999, and
Director, since 1991, the Brewton Bank. Previously:  Chief Operating Officer
(1993-1999), the Brewton Bank.

      (5) Executive Vice President and Cashier, since 1986, the Mobile Bank.

      (6) President, Chief Executive Officer and Director, since 1993, the
Demopolis Bank.

      (7) President, Chief Executive Officer and Director, since 1987, and
Chairman since 1994, the Sweet Water Bank.  From 1987 until its merger with
South Alabama in 1999, Mr. Lewis served as President, Chief Executive Officer and Chairman of the Board of the Sweet Water Bank's holding company.

                                     Part II

Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters

      The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1999 at page 24 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.


Item 6.    Selected Financial Data

      The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1999 at page 23 under the heading "Selected Financial Data" and is incorporated herein by reference.


Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation

      The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1999 at pages 7-21 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      The information required by this Item 7A is included in South Alabama's Annual Report to Shareholders for the year ended December 31, 1999 at page 12 of "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein pursuant to Item 7 above.


Item 8.    Financial Statements and Supplementary Data

      The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 1999 at page 22 and at pages 25-50 and is incorporated herein by reference.


Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

      None.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant

      A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by
Item 10 is set forth in South Alabama's Proxy Statement for the 2000 annual meeting under the captions "VOTING SECURITIES-- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.


Item 11.   Executive Compensation

      The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 2000 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 2000 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

      The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 2000 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

(a)   1. Financial Statements:

      The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1999, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

           Independent Auditors' Report.

           Consolidated Statements of Condition as of December 31, 1999 and
           1998.

           Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

           Notes to Consolidated Financial Statements.


(a)  2.    Financial Statement Schedules

                None.

(a)  3.    Exhibits:

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

           .1 Agreement and Plan of Reorganization, dated as of April 5, 1999, by and between South Alabama and Sweet Water State Bancshares, Inc., filed as Appendix A to the registrant's Registration Statement on Form S-4 filed on July 2, 1999, (No. 333-82167), is incorporated herein by reference.

      (3)  Articles of Incorporation and By-Laws.

           .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the registrant's Definitive Proxy Statement filed on Schedule 14A on November 15,
                1996, are incorporated herein by reference.

           .2 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc., dated May 7, 1998, filed as Exhibit (3).1 to South Alabama's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 (No. 0-15423), are incorporated herein by reference.

           .3 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

           .4   Articles of Merger, dated December 20, 1996, filed as
                Exhibit (3).1 to registrant's Form 10-Q for the Quarter ended March 31, 1997 (No. 0-15423), are incorporated herein by reference.

           .5 Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), are incorporated herein by reference.

      (4) Instruments defining the rights of security holders, including indentures.

           .1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the Registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.

           .2 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc., dated May 7, 1998, filed as Exhibit (3).1 to South Alabama's Quarterly Report on
                Form 10-Q/A for the quarter ended June 30, 1998 (No. 0-15423), are incorporated herein by reference.

           .3 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

           .4   Articles of Merger, dated December 20, 1996, filed as Exhibit
                (3).1 to registrant's Form 10-Q (No. 0-15423), for the Quarter ended March 31, 1997, is incorporated herein by reference.

           .5 Bylaws of SAB Newco, Inc. filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

           .6 Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

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

      .30 Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and South Alabama Bank, filed as Exhibit 10.29 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

      .31 *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999
           (No. 333-82167), is incorporated herein by reference.

      .32 *South Alabama Bancorporation Employee Savings and Profit Sharing Plan, filed as Exhibit 10.31 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

      .33 Agreement and Plan of Merger, dated as of April 5, 1999, by and between South Alabama and Sweet Water State Bancshares, Inc., filed as Appendix A to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

 (13) Annual report to security holders.

      .1   1999 Annual Report of South Alabama Bancorporation, Inc.
           (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

 (21) Subsidiaries of the registrant.

      .1   Subsidiaries of South Alabama Bancorporation, Inc.

         (23)   Consents

      .1   Consent of Arthur Andersen LLP

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


Dated:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                     Title                    Date



/s/ W. Bibb Lamar, Jr.       President and                 March 28, 2000
W. Bibb Lamar, Jr.           CEO (Principal
                             executive officer)

/s/ F. Michael Johnson       Chief Financial Officer       March 28, 2000
F. Michael Johnson           and Secretary
                             (Principal financial and
                             accounting officer)

                             Director, Executive
John B. Barnett, III         Vice President


/s/ Stephen G. Crawford      Director                      March 28, 2000
Stephen G. Crawford


/s/ Haniel F. Croft          Director                      March 28, 2000
Haniel F. Croft


/s/ David C. De Laney        Director                      March 28, 2000
David C. De Laney


/s/ Lowell J. Friedman       Director                      March 28, 2000
Lowell J. Friedman


/s/ Broox G. Garrett, Jr.    Director                      March 28, 2000
Broox G. Garrett, Jr.


                             Director
W. Dwight Harrigan


                             Director
James P. Hayes, Jr.



                             Director
Clifton C. Inge


/s/ Jack O. Kerby, Sr.       Director                      March 28, 2000
Jack O. Kerby, Sr.


/s/ W. Bibb Lamar, Jr.       Director                      March 28, 2000
W. Bibb Lamar, Jr.


/s/ Stratton F. Lewis, Jr.   Director                      March 28, 2000
Stratton F. Lewis, Jr.


                             Director
Richard S. Manley


                             Director
Kenneth R. McCartha


                             Director
Thomas E. McMillan, Jr.


                             Director
J. Richard Miller, III


/s/ Harris V. Morrissette    Director                      March 28, 2000
Harris V. Morrissette


                             Director and Chairman
J. Stephen Nelson


/s/ Paul D. Owens, Jr.       Director                      March 28, 2000
Paul D. Owens, Jr.


/s/ Earl H. Weaver           Director                      March 28, 2000
Earl H. Weaver


                             Director
A. G. Westbrook