Form 10-Q
period 2000-03-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 2000-05-15
CIK 783739

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q
    (Mark One)
 X   Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000 or

    Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the transition period from       to

    Commission file number 0-15423

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

N/A
Former Name, Former Address and Former Fiscal Year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X   .   No       .


     Shares of common stock ($0.01 Par) outstanding at May 11, 2000: 8,587,055
                           Page 1 of 20

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          March 31, 2000 and December 31, 1999            3

          Consolidated Statements of Operations
          Three Months Ended March 31, 2000 and 1999      4

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2000 and 1999      5

          Notes to Consolidated Financial Statements
          March 31, 2000                                  6-11

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     12-20

PART II.  Other Information                                 20

                   PART I. FINANCIAL INFORMATION

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                      March 31,    December 31,
                                            2000           1999
                                           (Dollars in thousands)
ASSETS
Cash and Due from Banks                   $ 20,640     $ 21,208
Federal Funds Sold                           7,584        9,022

       Total Cash and Cash Equivalents      28,224       30,230
Interest Bearing Deposits                      565          599
Securities Available for Sale (at Market)  132,130      134,563
Securities Held to Maturity
 (Market value of $9,563 and $10,106,
  respectively)                              9,536       10,046

Loans                                      365,606      359,470
Less: Unearned Loan Income                  <1,528>      <1,546>
      Allowance for Loan Losses             <4,286>      <4,128>
      Loans, Net                           359,792      353,796

Premises and Equipment                      12,746       12,889
Accrued Income Receivable                    5,465        5,635
Intangible Assets                            4,328        4,378
Other Assets                                 4,645        4,722
     Total                                $557,431     $556,858

LIABILITIES
Non-interest Bearing Demand Deposits      $ 81,551     $ 81,997
Interest Bearing Demand Deposits           131,314      134,505
Savings Deposits                            36,418       33,482
Large Denomination Time Deposits
 (of $100 or more)                          91,056       89,776
Time Deposits                              132,065      127,692
     Total Deposits                        472,404      467,452
Short-Term Borrowings                        8,831       14,999
Long-Term Debt                               7,000        7,000
Other Liabilities                            4,107        3,325
     Total Liabilities                     492,342      492,776

SHAREHOLDERS' EQUITY
Common Stock
  Par Value          $0.01
  Shares Authorized  20,000,000
  Shares Outstanding 2000-8,587,055
                     1999-8,585,555             86           86
Capital Surplus                             37,791       37,786
Retained Earnings                           30,096       29,121
Accumulated Other Comprehensive Income      <2,884>      <2,911>
     Total Shareholders' Equity             65,089       64,082

     Total                                $557,431     $556,858
(See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                       Three Months Ended March 31,
                                            2000        1999
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 8,120      $ 7,164
  Investments: Taxable                       1,527        1,699
               Non-Taxable                     675          674
  Other                                         86          275
          Total Interest Revenue            10,408        9,812

Interest Expense:
  Deposits                                   4,272        4,326
  Short-Term Borrowings                        168           70
  Long-Term Debt                                98           84
          Total Interest Expense             4,538        4,480

Net Interest Revenue                         5,870        5,332
Provision for Loan Losses                      230          151
Net Interest Revenue After Provision
  for Loan Losses                            5,640        5,181

Non-Interest Revenue:
  Trust Income                                 399          313
  Service Charges on Deposit Accounts          697          566
  Securities Gains and (Losses), net             0           19
  Other Income, Charges and Fees               200          173
          Total Non-Interest Revenue         1,296        1,071

Non-Interest Expense:
  Salaries                                   1,978        1,870
  Pensions and Employee Benefits               514          521
  Net Occupancy Expense                        282          256
  Furniture and Equipment Expense              338          347
  Intangible Amortization                       50           50
  Other Expense                              1,178        1,061
          Total Non-Interest Expense         4,340        4,105

Income Before Income Taxes                   2,596        2,147
Income Tax Expense                             763          596
Net Income                                  $1,833      $ 1,551

Basic Earnings Per Common Share             $ 0.21      $   .18

Diluted Earnings Per Common Share           $ 0.21      $   .18

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended March 31,
                                             2000      1999
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 1,833      $ 1,551
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                418          370
  Provision for loan losses                    230          151
  Securities (gains) and losses,net              0          <19>
  (Increase) decrease in:
    Income receivable                          170           63
    Other assets                                63         <382>
  Increase (decrease) in other liabilities     782          487
Net cash provided by operating activities    3,496        2,221
CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing
    deposits                                    34         <358>
  Net (increase) decrease in loans          <6,480>     <23,126>
  Proceeds from the sale of other real
   estate owned                                254            0
  Purchase of premises and equipment          <173>      <1,653>
  Proceeds from sale of securities
   available for sale                            0        3,980
  Proceeds from maturities of investments    5,723       25,332
  Purchase of investments                   <2,791>     <38,625>
Net cash provided by (used in) investing
  activities                                <3,433>     <34,450>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits        4,952        3,165
  Net increase (decrease) in short-
    term borrowing                          <6,168>      <1,071>
  Net increase in long-term debt                 0            0
  Proceeds from issuance of stock                5           67
  Dividends paid                              <858>        <729>
Net cash provided by (used in) financing
 activities                                 <2,069>       1,432
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <2,006>     <30,797>
Cash and cash equivalents at beginning
  of period                                 30,230       64,807
Cash and cash equivalents at end of
  period                                   $28,224      $34,010
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 4,478      $ 4,546
  Income taxes paid in cash                      0           30
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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999.


          NOTE B:   The allowance for losses on loans for the three month
          periods ended March 31, 2000 and 1999 are summarized as follows (in thousands):

                                                 2000         1999
          Allowance for loan losses:
          Balance at beginning of period        $ 4,128      $ 3,664
            Provision charged to
              operating expense                     230          151
            Losses charged off                     <229>        <162>
            Recoveries                              157           97

           Balance at end of period             $ 4,286      $ 3,750

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2000 and 1999.

          Diluted earnings per share for the three month periods ended March 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following tables represent the earnings per share calculations for the three month periods ended March 31, 2000 and 1999 (in thousands except per share amounts):




Three Months Ended               Income   Shares    Earnings per share
March 31, 2000

Net income                       $1,833
Basic earnings per share:
  Income available to common
   shareholders                  $1,833   8,586     $0.21
Dilutive securities
  Stock option plan shares                   42
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,833   8,628     $0.21


Three Months Ended               Income   Shares    Earnings per share
March 31, 1999

Net income                       $1,551
Basic earnings per share:
  Income available to common
   shareholders                  $1,551   8,577     $0.18
Dilutive securities
  Stock option plan shares                   88
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,551   8,665     $0.18



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


     NOTE E:   The Company adopted SFAS No. 130 January 1, 1998.
          SFAS No. 130 established standards for reporting and display of comprehensive income and its components.
          The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the three month period ended March 31, 2000, the net unrealized gain (loss) on these securities increased by $43 thousand. For the three month period ended March 31, 1999, the net unrealized gain (loss) on these securities decreased by $960 thousand. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three month periods ended March 31, 2000 and 1999, the Company recognized an increase of $27 thousand and a decrease of $605 thousand, respectively, in the net unrealized gain
          (loss) component of equity.
          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.

          The following table represents comprehensive income for the three month periods ended March 31, 2000 and 1999 (in thousands):

                                                 2000           1999
     Net Income                                 $1,833         $1,551
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities         27           (605)
      Comprehensive income                      $1,860         $  946





NOTE F: There have been no material changes in reported market risk since year-end.

NOTE G:  Segment Reporting
          Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the five reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances.
          The results for the five reportable segments of the company are included in the following tables (in thousands):





                                                                   Three Months Ended
                                                                   March 31, 2000
                                          Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,721   $ 2,171   $ 1,909   $ 1,458    $ 1,174     $    4  $   <29>     $10,408
Total interest expense          1,678       859       775       733        522          0      <29>       4,538
Net interest income             2,043     1,312     1,134       725        652          4        0        5,870
Provision for loan losses         120         0        44        24         42          0        0          230
Net interest income after
 provision                      1,923     1,312     1,090       701        610          4        0        5,640
Total noninterest income          306       179       147       138        130        399       <3>       1,296
Total noninterest expense       1,383       774       690       498        451        547       <3>       4,340
Income before taxes               846       717       547       341        289       <144>       0        2,596
Provision for income taxes        301       182       156        91         79       < 46>       0          763
Net income                    $   545   $   535   $   391   $   250    $   210     $ < 98> $     0      $ 1,833

Other significant items:
Total assets                  $197,567 $109,089   $116,808  $76,226    $57,447     $69,406 $<69,112>    $557,431
Total investment securities     33,733   33,085     44,554   16,506     13,788           0        0      141,666
Total loans                    146,453   68,925     57,547   52,953     38,200           0        0      364,078
Investment in subsidiaries          49       71          0        0                 66,548  <66,668>           0
Total interest income from
 external customers              3,720    2,170      1,882    1,458      1,174           4        0       10,408
Total interest income from
 affiliates                          1        1         27        0                      0     <29>            0



                                                                       Three Months Ended
                                                                       March 31, 1999
                                          Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,508   $ 2,067   $ 1,770   $ 1,364    $ 1,094     $   10  $    <1>     $ 9,812
Total interest expense          1,602       856       784       690        549          0       <1>       4,480
Net interest income             1,906     1,211       986       674        545         10        0        5,332
Provision for loan losses          83        14         0        45          9          0        0          151
Net interest income after
 provision                      1,823     1,197       986       629        536         10        0        5,181
Total noninterest income          244       122       136       140        115        317       <3>       1,071
Total noninterest expense       1,292       758       663       501        446        448       <3>       4,105
Income before taxes               775       561       459       268        205       <121>       0        2,147
Provision for income taxes        270       137       124        61         52       < 48>       0          596
Net income                    $   505   $   424   $   335   $   207    $   153     $ < 73> $     0      $ 1,551

Other significant items:
Total assets                  $198,779 $112,591   $117,250  $73,298    $56,231     $59,468 $<57,404>    $560,213
Total investment securities     45,011   36,035     55,469   18,041     14,288           0        0      168,844
Total loans                    138,634   67,793     45,859   50,035     33,770           0        0      336,091
Investment in subsidiaries           5       54          0        0                 62,735  <62,794>           0
Total interest income from
 external customers              3,508    2,066      1,770    1,364      1,094          10        0        9,812
Total interest income from
 affiliates                          0        1          0        0          0           0       <1>            0



NOTE H: In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, to fiscal quarters of all fiscal years beginning after June 15, 2000.

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1999 and March 31, 2000, and significant changes for the three month periods ended March 31, 2000 and 1999.
     On September 10, 1999, Sweet Water State Bancshares, Inc., the parent company of Sweet Water State Bank, was merged into the Company. This merger has been accounted for as a pooling-of-interests, and, accordingly, the results of operations of Sweet Water State Bank have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, the performance of stock and bond markets, and disruptions of the operations of the Company or any other private or governmental entity as a result of the "Year 2000 problem."

Financial Condition

     Total assets at March 31, 2000 were $557.4 million, a slight increase of $573 thousand from $556.9 million at December 31, 1999. Federal funds sold decreased $1.4 million and investment securities decreased $2.9 million from December 31, 1999. These decreases in federal funds sold and investment securities were used in part to fund the increase in loans of $6.1 million, or 1.7 percent, from $359.5 million at December 31, 1999 to $365.6 million at March 31, 2000. The increase in total deposits of $5.0 million, or 1.1 percent, from $467.5 million at December 31, 1999 to $472.4 million at March 31, 2000 was used primarily to reduce the amount of short term borrowings from $15.0 million at December 31, 1999 to $8.8 million at March 31, 2000, a decrease of $6.2 million, or 41.1 percent.
     Time deposits, consisting of certificates of deposit, increased $4.4 million, or 3.4 percent. Large denomination time deposits increased $1.3 million, or 1.4 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits were relatively unchanged, while interest bearing demand deposits decreased $3.2 million, or 2.4 percent. Core deposits, defined as total deposits less time deposits of $100 thousand or more, increased by $3.7 million. Long-term debt was unchanged at $7.0 million.
     The Company's equity as a percent of total assets at March 31, 2000 was 11.7 percent, compared to 11.5 percent at December 31, 1999. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.0 percent, compared to 12.8 at year-end 1999.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $62.6 million at December 31, 1999 and $63.6 million at March 31, 2000. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $66.7 million at December 31, 1999 and $67.9 million at March 31, 2000. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 15.95 percent and 17.00 percent, respectively, at December 31, 1999, and 16.01 percent and 17.09 percent, respectively, at March 31, 2000. Both the December 1999 and the March 2000 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.
       The components of the Company's risk-based capital calculations for March 31, 2000 are shown below (dollars in thousands):

                                               March 31,
                                                   2000

           Tier I capital--
            Tangible Common shareholders'
             equity                             $63,645

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     4,286

                Total capital (Tiers I and II)  $67,931

          Risk-weighted assets                 $397,446
          Quarterly average assets              550,485
          Risk-based capital ratios:
            Tier I capital                        16.01%
            Total capital (Tiers I and II)        17.09%

     During the first quarter of 2000 the Company declared a regular quarterly dividend of $0.10 per share, payable April 3, 2000, to shareholders of record March 13, 2000.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $77.8 million at March 31, 2000. These assets represented 14.0 percent of total assets at quarter end as compared to
16.4 percent at December 31, 1999. The net change in cash and cash equivalents for the three month period ended March 31, 2000 was a decrease of $2.0 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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


Summary of Non-Performing Assets
(Dollars in Thousands)
                                           March 31,       December 31,
                                              2000             1999

Accruing loans 90 days or more past due     $  261          $   446
Loans on non-accrual                         1,248            1,352
Renegotiated loans                               0                0
     Total non-performing loans              1,509            1,798
Other real estate owned                        212              466
     Total non-performing assets            $1,721           $2,264
Accruing Loans 90 days or more past due
  as a percent of loans                       0.07%            0.12%

Total non-performing loans as a
  percent of loans                            0.41%            0.50%

Total non-performing assets as a percent
  of loans and other real estate owned        0.47%            0.63%

     Non-performing assets decreased by $543 thousand from year-end 1999. Of this decrease $254 thousand resulted from the sale of property classified as other real estate owned. The remaining decrease was caused by a $185 thousand reduction in accruing loans 90 days or more past due and a $104 thousand reduction in loans on non-accrual.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations
THE FIRST QUARTER

    The Company recorded net income of $1.8 million, or $0.21 per share, during the first quarter of 2000, compared to net income in the first quarter of 1999 of $1.6 million, or $0.18 per share. An increase in average interest earning assets and a shift to loans from investment securities and federal funds sold enabled the Company to increase total interest revenue by $596 thousand, or 6.1 percent. Interest expense increased by $58 thousand. The net interest margin increased to 4.66 percent in the first quarter of 2000 compared to 4.18 percent in the first quarter of 1999.
     Management provided $230 thousand for loan losses during the first quarter of 2000, compared to a $151 thousand provision for the first quarter of 1999. The increase in the provision was in response to the Company's loan portfolio growth. Net charge offs during the first three months of 2000 were $72 thousand compared to $65 thousand in the first three months of 1999. The allowance for loan losses at March 31, 2000 and December 31, 1999 as a percent of loans was 1.17 percent and 1.15 percent respectively. The allowance for loan losses represented 2.84 times non-performing loans at March 31, 2000 and 2.30 times non-performing loans at December 31, 1999. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at March 31, 2000.
     Non-interest revenue was $1.3 million for the first quarter of 2000, compared to $1.1 million for the same period in 1999, an increase of 21.0 percent, due primarily to the increase in deposit account service charges of $131 thousand. Three of the Company's subsidiary banks have introduced new fee schedules and these new fee schedules are having a positive impact on this category.
     Salary and employee benefit expense increased $101 thousand, or 4.2 percent, from first quarter of 1999 to the first quarter of 2000, caused primarily by merit increases. Net occupancy expense was $282 thousand in the first quarter 2000, an increase of $26 thousand, or 10.2 percent, from the same period of 1999. This increase was caused primarily by the opening in December 1999 of a branch in Gulf Shores. Furniture and equipment expense decreased $9 thousand.
     Other expenses include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other non-interest expense in first quarter 2000 increased by $117 thousand, or 11.0 percent from first quarter 1999.
     Income tax expense was $763 thousand for the first quarter of 2000, compared to $596 thousand for the same period in 1999. The increase in income tax expense in 2000 compared to 1999 resulted primarily from an increase in taxable income.

YEAR 2000 PROBLEM

     The Year 2000 ("Y2K") issue is a result of some computer software programs and hardware systems using only two digits to indicate a year and assuming that the first two digits of any year are "19." Through this date, the Company has suffered no material disruptions related to Y2K and expects none.

                     PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (27) Financial Data Schedule
(b)     Reports on Form 8-K
          There were no reports filed of Form 8-K for the three month period ended March 31, 2000.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SOUTH ALABAMA BANCORPORATION

05/15/2000                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President


05/15/2000                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


Exhibit Index
The following is a list of exhibits filed herewith.
     27   Financial Data Schedule