Form 10-Q
period 2000-06-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 2000-08-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q
    (Mark One)
 X   Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2000 or

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


     Shares of common stock ($0.01 Par) outstanding at August 10, 2000: 8,587,055
                           Page 1 of 24


       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          June 30, 2000 and December 31, 1999            3

          Consolidated Statements of Operations
          Six Months Ended June 30, 2000 and 1999        4

          Consolidated Statements of Operations
          Three Months Ended June 30, 2000 and 1999      5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2000 and 1999        6

          Notes to Consolidated Financial Statements
          June 30, 2000                                  7-13

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     14-22

PART II.  Other Information                              23

                   PART I. FINANCIAL INFORMATION

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                           June 30,  December 31,
                                            2000           1999
                                           (Dollars in thousands)
ASSETS
Cash and Due from Banks                   $ 21,643     $ 21,208
Federal Funds Sold                           2,588        9,022

       Total Cash and Cash Equivalents      24,231       30,230
Interest Bearing Deposits                      621          599
Securities Available for Sale (at
 Market Value)                             130,994      134,563
Securities Held to Maturity
 (Market value of $9,331 and $10,106,
  respectively)                              9,301       10,046

Loans                                      369,797      359,470
Less: Unearned Loan Income                  <1,377>      <1,546>
      Allowance for Loan Losses             <4,391>      <4,128>
      Loans, Net                           364,029      353,796

Premises and Equipment, Net                 12,732       12,889
Accrued Income Receivable                    5,854        5,635
Intangible Assets                            4,279        4,378
Other Assets                                 4,304        4,722
     Total                                $556,345     $556,858

LIABILITIES
Non-interest Bearing Demand Deposits      $ 77,526     $ 81,997
Interest Bearing Demand Deposits           126,184      134,505
Savings Deposits                            35,841       33,482
Large Denomination Time Deposits
 (of $100 or more)                          90,980       89,776
Time Deposits                              135,084      127,692
     Total Deposits                        465,615      467,452
Short-Term Borrowings                       13,960       14,999
Long-Term Debt                               7,000        7,000
Other Liabilities                            3,594        3,325
     Total Liabilities                     490,169      492,776

SHAREHOLDERS' EQUITY
Common Stock
  Par Value          $0.01
  Shares Authorized  20,000,000
  Shares Outstanding 2000-8,587,055
                     1999-8,585,555             86           86
Capital Surplus                             37,792       37,786
Retained Earnings                           31,096       29,121
Accumulated Other Comprehensive Loss        <2,798>      <2,911>
     Total Shareholders' Equity             66,176       64,082

     Total                                $556,345     $556,858
(See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                        Six Months Ended June 30,
                                            2000        1999
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $16,684      $14,595
  Investments: Taxable                       3,012        3,410
               Non-Taxable                   1,348        1,365
  Other                                        203          412
          Total Interest Revenue            21,247       19,782

Interest Expense:
  Deposits                                   8,764        8,571
  Short-Term Borrowings                        364          173
  Long-Term Debt                               193          169
          Total Interest Expense             9,321        8,913

Net Interest Revenue                        11,926       10,869
Provision for Loan Losses                      535          323
Net Interest Revenue After Provision
  for Loan Losses                           11,391       10,546

Non-Interest Revenue:
  Trust Income                                 799          671
  Service Charges on Deposit Accounts        1,407        1,158
  Securities Gains and (Losses), net             0           16
  Other Income, Charges and Fees               397          332
          Total Non-Interest Revenue         2,603        2,177

Non-Interest Expense:
  Salaries                                   3,926        3,813
  Pensions and Employee Benefits             1,074          993
  Net Occupancy Expense                        573          528
  Furniture and Equipment Expense              674          722
  Intangible Amortization                       99           99
  Other Expense                              2,410        2,148
          Total Non-Interest Expense         8,756        8,303

Income Before Income Taxes                   5,238        4,420
Income Tax Expense                           1,546        1,215
Net Income                                  $3,692      $ 3,205

Basic Earnings Per Common Share             $ 0.43      $   .37

Diluted Earnings Per Common Share           $ 0.43      $   .37


  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                                      Three Months Ended June 30,
                                            2000        1999
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 8,564      $ 7,431
  Investments: Taxable                       1,485        1,711
               Non-Taxable                     673          691
  Other                                        117          137
          Total Interest Revenue            10,839        9,970

Interest Expense:
  Deposits                                   4,492        4,245
  Short-Term Borrowings                        196          103
  Long-Term Debt                                95           85
          Total Interest Expense             4,783        4,433

Net Interest Revenue                         6,056        5,537
Provision for Loan Losses                      305          172
Net Interest Revenue After Provision
  for Loan Losses                            5,751        5,365

Non-Interest Revenue:
  Trust Income                                 400          358
  Service Charges on Deposit Accounts          710          592
  Securities Gains and (Losses), net             0           (3)
  Other Income, Charges and Fees               197          159
          Total Non-Interest Revenue         1,307        1,106

Non-Interest Expense:
  Salaries                                   1,948        1,943
  Pensions and Employee Benefits               560          472
  Net Occupancy Expense                        291          272
  Furniture and Equipment Expense              336          375
  Intangible Amortization                       49           49
  Other Expense                              1,232        1,087
          Total Non-Interest Expense         4,416        4,198

Income Before Income Taxes                   2,642        2,273
Income Tax Expense                             783          619
Net Income                                  $1,859      $ 1,654

Basic Earnings Per Common Share             $ 0.22      $   .19

Diluted Earnings Per Common Share           $ 0.22      $   .19

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Six Months Ended June 30,
                                             2000      1999
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 3,692      $ 3,205
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                792          813
  Provision for loan losses                    535          323
  Securities (gains) and losses,net              0          <16>
  (Increase) decrease in:
    Income receivable                         <219>        <311>
    Other assets                                54          176
  Increase (decrease) in other liabilities     269         <611>
Net cash provided by operating activities    5,123        3,579
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest bearing
    deposits                                   <22>        <124>
  Net (increase) decrease in loans         <10,768>     <32,220>
  Proceeds from the sale of other real
   estate owned                                299            0
  Purchase of premises and equipment          <476>      <2,612>
  Proceeds from sale of securities
   available for sale                            0       10,434
  Proceeds from maturities of investments   11,500       36,852
  Purchase of investments                   <7,068>     <48,676>
Net cash provided by (used in) investing
  activities                                <6,535>     <36,346>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       <1,837>     <10,041>
  Net increase (decrease) in short-
    term borrowing                          <1,039>       1,151
  Net increase in long-term debt                 0            0
  Proceeds from issuance of stock                6           98
  Dividends paid                            <1,717>      <1,465>
Net cash provided by (used in) financing
 activities                                 <4,587>     <10,257>
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <5,999>     <43,024>
Cash and cash equivalents at beginning
  of period                                 30,230       64,807
Cash and cash equivalents at end of
  period                                   $24,231      $21,783
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $ 9,194      $ 9,139
  Income taxes paid in cash                  1,472          978
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


          NOTE B:   The allowance for losses on loans for the six month periods ended June 30, 2000 and 1999 are summarized as follows (in thousands):

                                                 2000         1999
          Allowance for loan losses:
          Balance at beginning of period        $ 4,128      $ 3,664
            Provision charged to
              operating expense                     535          323
            Losses charged off                     <533>        <364>
            Recoveries                              261          245

           Balance at end of period             $ 4,391      $ 3,868

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the six month periods ended June 30, 2000 and 1999.

          Diluted earnings per share for the six month periods ended June 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following tables represent the earnings per share calculations for the six month and three month periods ended June 30, 2000 and 1999 (in thousands except per share amounts):




Six Months Ended                 Income   Shares    Earnings per share
June 30, 2000

Net income                       $3,692
Basic earnings per share:
  Income available to common
   shareholders                  $3,692   8,586     $0.43
Dilutive securities
  Stock option plan shares                   35
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $3,692   8,621     $0.43


Six Months Ended                 Income   Shares    Earnings per share
June 30, 1999

Net income                       $3,205
Basic earnings per share:
  Income available to common
   shareholders                  $3,205   8,580     $0.37
Dilutive securities
  Stock option plan shares                   81
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $3,205   8,661     $0.37

Three Months Ended               Income   Shares    Earnings per share
June 30, 2000

Net income                       $1,859
Basic earnings per share:
  Income available to common
   shareholders                  $1,859   8,587     $0.22
Dilutive securities
  Stock option plan shares                   27
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,859   8,614     $0.22




Three Months Ended               Income   Shares    Earnings per share
June 30, 1999

Net income                       $1,654
Basic earnings per share:
  Income available to common
   shareholders                  $1,654   8,583     $0.19
Dilutive securities
  Stock option plan shares                  118
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,654   8,701     $0.19



     NOTE D: The Company has classified the majority of its securities as available for sale in accordance with FASB Statement No. 115. For the six month period ended June 30, 2000, the net unrealized (loss) on these securities decreased by $180 thousand. For the six month period ended June 30, 1999, the net unrealized (loss) on these securities increased by $4.3 million. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the six month periods ended June 30, 2000 and 1999, the Company recognized an increase of $113 thousand and a decrease of $2.7 million, respectively, in the net unrealized gain
               (loss) component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.

          The following table represents comprehensive income for the six month periods ended June 30, 2000 and 1999 (in thousands):

                                                 2000           1999
     Net Income                                 $3,692         $3,205
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities        113         (2,739)
      Comprehensive income                      $3,805         $  466





NOTE E: There have been no material changes in reported market risk since year-end.

NOTE F:  Segment Reporting
          Under Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the five reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances.
          The results for the five reportable segments of the company are included in the following tables (in thousands):

                                                                   Six Months Ended
                                                                   June 30, 2000
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 7,791   $ 4,409   $ 3,833   $ 2,915    $ 2,365     $   10  $   <76>     $21,247
Total interest expense          3,515     1,780     1,557     1,480      1,065          0      <76>       9,321
Net interest income             4,276     2,629     2,276     1,435      1,300         10        0       11,926
Provision for loan losses         265        20        88        58        104          0        0          535
Net interest income after
 provision                      4,011     2,609     2,188     1,377      1,196         10        0       11,391
Total noninterest income          633       361       291       258        262        803       <5>       2,603
Total noninterest expense       2,834     1,557     1,360       996        923      1,091       <5>       8,756
Income before taxes             1,810     1,413     1,119       639        535       <278>       0        5,238
Provision for income taxes        647       352       326       166        144       < 89>       0        1,546
Net income                    $ 1,163   $ 1,061   $   793   $   473    $   391     $ <189> $     0      $ 3,692

Other significant items:
Total assets                  $202,406 $110,175   $111,045  $74,449    $57,768     $70,732 $<70,230>    $556,345
Total investment securities     33,445   34,103     42,699   16,330     13,718           0        0      140,295
Total loans                    152,052   68,470     55,436   52,971     39,491           0        0      368,420
Investment in subsidiaries          49       71          0        0                 64,706  <64,826>           0
Total interest income from
 external customers              7,790    4,384      3,783    2,915      2,365          10        0       21,247
Total interest income from
 affiliates                          1       25         50        0                      0     <76>            0



                                                                       Six Months Ended
                                                                       June 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 7,139   $ 4,156   $ 3,594   $ 2,733    $ 2,164     $   13  $   <17>     $19,782
Total interest expense          3,173     1,696     1,562     1,374      1,125          0      <17>       8,913
Net interest income             3,966     2,460     2,032     1,359      1,039         13        0       10,869
Provision for loan losses         201        14         0        90         18          0        0          323
Net interest income after
 provision                      3,765     2,446     2,032     1,269      1,021         13        0       10,546
Total noninterest income          469       291       260       263        223        676       <5>       2,177
Total noninterest expense       2,649     1,541     1,332     1,007        892        887       <5>       8,303
Income before taxes             1,585     1,196       960       525        352       <198>       0        4,420
Provision for income taxes        558       279       262       124         65       < 73>       0        1,215
Net income                    $ 1,027   $   917   $   698   $   401    $   287     $ <125> $     0      $ 3,205

Other significant items:
Total assets                  $187,267 $112,037   $115,556  $72,461    $57,074     $66,182 $<63,621>    $546,956
Total investment securities     34,049   35,289     54,398   17,735     15,865           0        0      157,336
Total loans                    139,220   69,401     50,400   50,150     35,961           0        0      345,132
Investment in subsidiaries           7       67          0        0                 63,927  <64,001>           0
Total interest income from
 external customers              7,139    4,147      3,586    2,733      2,164          13        0       19,782
Total interest income from
 affiliates                          0        9          8        0          0           0      <17>            0




                                                         Three Months Ended
                                                         June 30, 2000
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 4,070   $ 2,238   $ 1,924   $ 1,457    $ 1,191     $    6  $   <47>     $10,839
Total interest expense          1,837       921       782       747        543          0      <47>       4,783
Net interest income             2,233     1,317     1,142       710        648          6        0        6,056
Provision for loan losses         145        20        44        34         62          0        0          305
Net interest income after
 provision                      2,088     1,297     1,098       676        586          6        0        5,751
Total noninterest income          327       182       144       120        132        404       <2>       1,307
Total noninterest expense       1,451       783       670       498        472        544       <2>       4,416
Income before taxes               964       696       572       298        246       <134>       0        2,642
Provision for income taxes        346       170       170        75         65       < 43>       0          783
Net income                    $   618   $   526   $   402   $   223    $   181     $ < 91> $     0      $ 1,859

Other significant items:
Total assets                  $202,406 $110,175   $111,045  $74,449    $57,768     $70,732 $<70,230>    $556,345
Total investment securities     33,445   34,103     42,699   16,330     13,718           0        0      140,295
Total loans                    152,052   68,470     55,436   52,971     39,491           0        0      368,420
Investment in subsidiaries          49       71          0        0                 64,706  <64,826>           0
Total interest income from
 external customers              4,070    2,214      1,901    1,457      1,191           6        0       10,839
Total interest income from
 affiliates                          0       24         23        0                      0     <47>            0



                                                                       Three Months Ended
                                                                       June 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,631   $ 2,089   $ 1,824   $ 1,369    $ 1,070     $    3  $   <16>     $ 9,970
Total interest expense          1,571       840       778       684        576          0      <16>       4,433
Net interest income             2,060     1,249     1,046       685        494          3        0        5,537
Provision for loan losses         118         0         0        45          9          0        0          172
Net interest income after
 provision                      1,942     1,249     1,046       640        485          3        0        5,365
Total noninterest income          225       169       124       123        108        359       <2>       1,106
Total noninterest expense       1,357       783       669       506        446        439       <2>       4,198
Income before taxes               810       635       501       257        147       < 77>       0        2,273
Provision for income taxes        288       142       138        63         13       < 25>       0          619
Net income                    $   522   $   493   $   363   $   194    $   134     $ < 52> $     0      $ 1,654

Other significant items:
Total assets                  $187,267 $112,037   $115,556  $72,461    $57,074     $66,182 $<63,621>    $546,956
Total investment securities     34,049   35,289     54,398   17,735     15,865           0        0      157,336
Total loans                    139,220   69,401     50,400   50,150     35,961           0        0      345,132
Investment in subsidiaries           7       67          0        0                 63,927  <64,001>           0
Total interest income from
 external customers              3,631    2,081      1,816    1,369      1,070           3        0        9,970
Total interest income from
 affiliates                          0        8          8        0          0           0      <16>            0




NOTE G:     In June 1999, the Financial Accounting Standards Board
          ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of Statement 133. Management will adopt the statement as of January 1, 2001, as allowed, but has not yet quantified the impact of implementation.


              Management's Discussion and Analysis
           of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1999 and June 30, 2000, and significant changes for the three month periods ended June 30, 2000 and 1999, as well as significant changes for the six month periods ended June 30, 2000 and 1999.
     On September 10, 1999, Sweet Water State Bancshares, Inc., the parent company of Sweet Water State Bank, was merged into the Company. This merger has been accounted for as a pooling-of-interests, and, accordingly, the results of operations of Sweet Water State Bank have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

Financial Condition

     Total assets at June 30, 2000 were $556.3 million, a slight decrease of $513 thousand from $556.9 million at December 31, 1999. Federal funds sold decreased $6.4 million and investment securities decreased $4.3 million from December 31, 1999. These decreases in federal funds sold and investment securities were used in part to fund the increase in loans of $10.3 million, or 2.9 percent, from $359.5 million at December 31, 1999 to $369.8 million at June 30, 2000. The decrease in total deposits of $1.8 million, or 0.4 percent, from $467.5 million at December 31, 1999 to $465.6 million at June 30, 2000 was also a factor in the decrease in federal funds sold and investment securities. Short term borrowings decreased from $15.0 million at December 31, 1999 to $14.0 million at June 30, 2000, a decrease of $1.0 million, or 6.9 percent.
     Time deposits, consisting of certificates of deposit, increased $7.4 million, or 5.8 percent. Large denomination time deposits increased $1.2 million, or 1.3 percent. The Company does not actively seek large denomination time deposits as a source of funding. Non-interest bearing demand deposits decreased $4.5 million, or 5.5 percent, while interest bearing demand deposits decreased $8.3 million, or 6.2 percent. Core deposits, defined as total deposits less time deposits of $100 thousand or more, decreased by $3.0 million, or 0.8 percent. Long-term debt was unchanged at $7.0 million.
     The Company's equity as a percent of total assets at June 30, 2000 was 11.9 percent, compared to 11.5 percent at December 31, 1999. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.2 percent, compared to 12.8 at year-end 1999.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $62.6 million at December 31, 1999 and $64.7 million at June 30, 2000. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $66.7 million at December 31, 1999 and $69.1 million at June 30, 2000. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 15.95 percent and 17.00 percent, respectively, at December 31, 1999, and 16.18 percent and 17.27 percent, respectively, at June 30, 2000. Both the December 1999 and the June 2000 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

       The components of the Company's risk-based capital calculations for June 30, 2000 are shown below (dollars in thousands):

                                                 June 30,
                                                   2000

           Tier I capital--
            Tangible Common shareholders'
             equity                             $64,695

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     4,391

                Total capital (Tiers I and II)  $69,086

          Risk-weighted assets                 $399,945
          Quarterly average assets              557,532
          Risk-based capital ratios:
            Tier I capital                        16.18%
            Total capital (Tiers I and II)        17.27%

     During the second quarter of 2000 the Company declared a regular quarterly dividend of $0.10 per share, payable July 3, 2000, to shareholders of record June 13, 2000.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $61.8 million at June 30, 2000. These assets represented 11.1 percent of total assets at quarter end as compared to
16.4 percent at December 31, 1999, as Federal Funds Sold were used to fund loan growth. The net change in cash and cash equivalents for the six month period ended June 30, 2000 was a decrease of $6.0 million, or
19.8 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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


Summary of Non-Performing Assets
(Dollars in Thousands)
                                           June 30,       December 31,
                                              2000             1999

Accruing loans 90 days or more past due     $   58          $   446
Loans on non-accrual                         1,492            1,352
Renegotiated loans                               0                0
     Total non-performing loans              1,550            1,798
Other real estate owned                         41              466
     Total non-performing assets            $1,591           $2,264
Accruing Loans 90 days or more past due
  as a percent of loans                       0.02%            0.12%

Total non-performing loans as a
  percent of loans                            0.42%            0.50%

Total non-performing assets as a percent
  of loans and other real estate owned        0.43%            0.63%

     Non-performing assets decreased by $673 thousand from year-end 1999. Of this decrease, $425 thousand resulted from the sale of property classified as other real estate owned. Accruing loans 90 days or more past due decreased by $388 thousand. Loans on non-accrual increased $140 thousand.
     The amount of impaired loans determined under SFAS No. 114 and 118 was not material. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations
THE SECOND QUARTER

    The Company recorded net income of $1.9 million, or $0.22 per share, during the second quarter of 2000, compared to net income in the second quarter of 1999 of $1.7 million, or $0.19 per share. A shift to loans from investment securities and federal funds sold and the general increase in interest rate in the economy enabled the Company to increase total interest revenue by $869 thousand, or 8.7 percent. Interest expense increased by $350 thousand. The net interest margin increased to
4.68 percent in the second quarter of 2000 compared to 4.30 percent in the second quarter of 1999.
     Management provided $305 thousand for loan losses during the second quarter of 2000, compared to a $172 thousand provision for the second quarter of 1999. The increase in the provision was in response to the Company's loan portfolio growth, as well as a higher level of net charge offs in the first six months of 2000 compared to 1999. The allowance for loan losses at June 30, 2000 and December 31, 1999 as a percent of loans net of unearned income was 1.19 percent and 1.15 percent respectively. The allowance for loan losses represented 2.83 times non-performing loans at June 30, 2000 and 2.30 times non-performing loans at December 31, 1999. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at June 30, 2000.
     Non-interest revenue was $1.3 million for the second quarter of 2000, compared to $1.1 million for the same period in 1999, an increase of 18.2 percent, due primarily to the increase in deposit account service charges of $118 thousand and an increase in Trust Company revenue of $42 thousand. Several of the Company's subsidiary banks have introduced new fee schedules and these new fee schedules are having a positive impact on this category.
     Salary and employee benefit expense increased $93 thousand, or 3.9 percent, from second quarter of 1999 to the second quarter of 2000, caused primarily by merit increases. Net occupancy expense was $291 thousand in the second quarter of 2000, an increase of $19 thousand, or
7.0 percent, from the same period of 1999. This increase was caused primarily by the opening in December 1999 of a branch in Gulf Shores. Furniture and equipment expense decreased $39 thousand.
     Other expenses include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other expense in first quarter 2000 increased by $145 thousand, or 13.3 percent from first quarter 1999.
     Income tax expense was $783 thousand for the second quarter of 2000, compared to $619 thousand for the same period in 1999. The increase in income tax expense in 2000 compared to 1999 resulted primarily from an increase in taxable income.

THE SIX MONTH PERIOD

   The Company recorded net income of $3.7 million, or $0.43 per share, during the first six months of 2000 compared to net income in the first six months of 1999 of $3.2 million, or $0.37 per share. Total interest revenue increased by $1.5 million, or 7.4 percent, due in part to the increased volume in loans. Interest expense increased $408 thousand, or
4.6 percent. The increases in total interest revenue and total interest expense were due in part to the general rise in interest rates in the economy. Management provided $535 thousand for loan losses during the first six months of 2000 compared to $323 thousand for the first six months of 1999, with the increase necessitated by loan growth as well as a higher level of net charge offs.
     Non-interest revenue was $2.6 million for the first six months of 2000, compared to $2.2 million for the same period in 1999, an increase of 19.6 percent.
     Non-interest expense in the six month period was $8.8 million in 2000, an increase of $453 thousand, or 5.5 percent from 1999. Salary and employee benefits increased $194 thousand, or 4.0 percent, a result of merit increases.
     Income tax expense was $1.5 million for the first six months of 2000, compared to $1.2 million for the same period in 1999. The increase in income tax expense in 2000 compared to 1999 resulted primarily from higher levels of taxable income.




                     PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The stockholders approved, during the annual meeting on May 11, 2000, the Election of the Directors. A total of 7,139,603 shares of Common Stock, or 83.16 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:


                        Votes in    Votes                Broker
Nominee                 Favor       Against  Abstaining  Non-Votes
John B. Barnett, III    7,139,353       0       250      41,294
Stephen G. Crawford     7,139,353       0       250      41,294
Haniel F. Croft         7,139,353       0       250      41,294
David C. DeLaney        7,139,353       0       250      41,294
Broox G. Garrett, Jr.   7,139,353       0       250      41,294
W. Dwight Harrigan      7,139,353       0       250      41,294
James P. Hayes, Jr.     7,139,353       0       250      41,294
Clifton C. Inge         7,139,353       0       250      41,294
W. Bibb Lamar, Jr.      7,139,203     150       250      41,294
Stratton F. Lewis, Jr.  7,139,353       0       250      41,294
Richard S. Manley       7,137,945   1,408       250      41,294
Kenneth R. McCartha     7,139,353       0       250      41,294
Thomas E. McMillan, Jr. 7,139,353       0       250      41,294
J. Richard Miller, III  7,139,353       0       250      41,294
Harris V. Morrissette   7,139,353       0       250      41,294
J. Stephen Nelson       7,139,353       0       250      41,294
Paul D. Owens, Jr.      7,139,353       0       250      41,294
Earl H. Weaver          7,139,353       0       250      41,294


Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (27) Financial Data Schedule
(b)     Reports on Form 8-K
          There were no reports filed of Form 8-K for the three month period ended June 30, 2000.



Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SOUTH ALABAMA BANCORPORATION

08/14/2000                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President


08/14/2000                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


Exhibit Index
The following is a list of exhibits filed herewith.
     27   Financial Data Schedule