Form 10-Q
period 2000-09-30
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 2000-11-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q
    (Mark One)
 X   Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000 or

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


     Shares of common stock ($0.01 Par) outstanding at November
10, 2000: 8,587,055
                           Page 1 of 24

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

                       INDEX TO FORM 10 - Q


PART  I.  Financial Information                     Page Number

          Consolidated Statements of Condition
          September 30, 2000 and December 31, 1999            3

          Consolidated Statements of Operations
          Nine Months Ended September 30, 2000 and 1999       4

          Consolidated Statements of Operations
          Three Months Ended September 30, 2000 and 1999      5

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 1999       6

          Notes to Consolidated Financial Statements
          September 30, 2000                               7-14

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      15-23

PART II.  Other Information                                  24

                   PART I. FINANCIAL INFORMATION

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
                                        September 30,  December 31,
                                            2000           1999
                                           (Dollars in thousands)
ASSETS
Cash and Due from Banks                   $ 23,227     $ 21,208
Federal Funds Sold                           5,049        9,022

       Total Cash and Cash Equivalents      28,276       30,230
Interest Bearing Deposits                      457          599
Securities Available for Sale (at
 Market Value)                             131,020      134,563
Securities Held to Maturity
 (Market value of $9,257 and $10,106,
  respectively)                              9,184       10,046

Loans                                      373,555      359,470
Less: Unearned Loan Income                  <1,430>      <1,546>
      Allowance for Loan Losses             <4,494>      <4,128>
      Loans, Net                           367,631      353,796

Premises and Equipment, Net                 12,785       12,889
Accrued Income Receivable                    5,913        5,635
Intangible Assets                            4,229        4,378
Other Assets                                 3,960        4,722
     Total                                $563,455     $556,858

LIABILITIES
Non-interest Bearing Demand Deposits      $ 84,573     $ 81,997
Interest Bearing Demand Deposits           126,164      134,505
Savings Deposits                            34,097       33,482
Large Denomination Time Deposits
 (of $100 or more)                          94,289       89,776
Time Deposits                              139,202      127,692
     Total Deposits                        478,325      467,452
Short-Term Borrowings                        8,585       14,999
Long-Term Debt                               4,000        7,000
Other Liabilities                            4,363        3,325
     Total Liabilities                     495,273      492,776

SHAREHOLDERS' EQUITY
Common Stock
  Par Value          $0.01
  Shares Authorized  20,000,000
  Shares Outstanding 2000-8,587,055
                     1999-8,585,555             86           86
Capital Surplus                             37,792       37,786
Retained Earnings                           32,065       29,121
Accumulated Other Comprehensive Loss        <1,761>      <2,911>
     Total Shareholders' Equity             68,182       64,082

     Total                                $563,455     $556,858
(See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                     Nine Months Ended September 30,
                                            2000        1999
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $25,492      $22,263
  Investments: Taxable                       4,470        5,044
               Non-Taxable                   2,023        2,067
  Other                                        284          545
          Total Interest Revenue            32,269       29,919

Interest Expense:
  Deposits                                  13,540       12,817
  Short-Term Borrowings                        444          272
  Long-Term Debt                               292          263
          Total Interest Expense            14,276       13,352

Net Interest Revenue                        17,993       16,567
Provision for Loan Losses                      911          508
Net Interest Revenue After Provision
  for Loan Losses                           17,082       16,059

Non-Interest Revenue:
  Trust Income                               1,208        1,029
  Service Charges on Deposit Accounts        2,121        1,781
  Securities Gains and (Losses), net             2           14
  Other Income, Charges and Fees               638          489
          Total Non-Interest Revenue         3,969        3,313

Non-Interest Expense:
  Salaries                                   5,964        5,739
  Pensions and Employee Benefits             1,625        1,471
  Net Occupancy Expense                        887          811
  Furniture and Equipment Expense            1,048        1,089
  Intangible Amortization                      149          149
  Other Expense                              3,587        3,313
          Total Non-Interest Expense        13,260       12,572

Income Before Income Taxes                   7,791        6,800
Income Tax Expense                           2,271        1,894
Net Income                                  $5,520      $ 4,906

Basic Earnings Per Common Share             $ 0.64      $   .57

Diluted Earnings Per Common Share           $ 0.64      $   .57

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

                                    Three Months Ended September 30,
                                            2000        1999
                                     (Dollars in thousands except
                                        per share amounts)
Interest Revenue:
  Loans                                    $ 8,808      $ 7,669
  Investments: Taxable                       1,458        1,634
               Non-Taxable                     675          701
  Other                                         81          133
          Total Interest Revenue            11,022       10,137

Interest Expense:
  Deposits                                   4,776        4,246
  Short-Term Borrowings                         80           99
  Long-Term Debt                                99           94
          Total Interest Expense             4,955        4,439

Net Interest Revenue                         6,067        5,698
Provision for Loan Losses                      376          185
Net Interest Revenue After Provision
  for Loan Losses                            5,691        5,513

Non-Interest Revenue:
  Trust Income                                 409          358
  Service Charges on Deposit Accounts          714          623
  Securities Gains and (Losses), net             2           (3)
  Other Income, Charges and Fees               241          158
          Total Non-Interest Revenue         1,366        1,136

Non-Interest Expense:
  Salaries                                   2,038        1,928
  Pensions and Employee Benefits               551          476
  Net Occupancy Expense                        314          283
  Furniture and Equipment Expense              374          367
  Intangible Amortization                       50           50
  Other Expense                              1,177        1,165
          Total Non-Interest Expense         4,504        4,269

Income Before Income Taxes                   2,553        2,380
Income Tax Expense                             725          679
Net Income                                  $1,828      $ 1,701

Basic Earnings Per Common Share             $ 0.21      $   .20

Diluted Earnings Per Common Share           $ 0.21      $   .20

  (See accompanying notes to consolidated financial statements.)

       SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                        Nine Months Ended September 30,
                                             2000      1999
                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 5,520      $ 4,906
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization              1,177        1,280
  Provision for loan losses                    911          508
  Securities (gains) and losses,net             <2>         <14>
  (Increase) decrease in:
    Income receivable                         <278>        <300>
    Other assets                              <196>        <108>
  Increase (decrease) in other liabilities   1,038         <461>
Net cash provided by operating activities    8,170        5,811
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest
   bearing deposits                            142         <189>
  Net (increase) decrease in loans         <14,746>     <48,042>
  Proceeds from the sale of other real
   estate owned                                288           66
  Purchase of premises and equipment          <845>      <2,917>
  Proceeds from sale of securities
   available for sale                        1,054       10,995
  Proceeds from maturities of investments   14,259       46,866
  Purchase of investments                   <9,165>     <56,031>
Net cash provided by (used in) investing
  activities                                <9,013>     <49,252>
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits       10,873       <7,312>
  Net increase (decrease) in short-
    term borrowing                          <6,414>      11,096
  Net increase (decrease)in long-term debt  <3,000>       1,000
  Proceeds from issuance of stock                6           75
  Dividends paid                            <2,576>      <2,275>
Net cash provided by (used in) financing
 activities                                 <1,111>       2,584
NET INCREASE <DECREASE> IN CASH
 AND CASH EQUIVALENTS                       <1,954>     <40,857>
Cash and cash equivalents at beginning
  of period                                 30,230       64,808
Cash and cash equivalents at end of
  period                                   $28,276      $23,951
Supplemental disclosures of cash flow
  information:
  Interest paid in cash                    $13,742      $13,602
  Income taxes paid in cash                  2,180        1,671
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









          NOTE B:   The allowances for losses on loans for the nine month
          periods ended September 30, 2000 and 1999 are summarized as follows (in thousands):

                                                 2000         1999
          Allowance for loan losses:
          Balance at beginning of period        $ 4,128      $ 3,664
            Provision charged to
              operating expense                     911          508
            Losses charged off                   <1,096>        <469>
            Recoveries                              551          350

           Balance at end of period             $ 4,494      $ 4,053

NOTE C: Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the nine month periods ended
          September 30, 2000 and 1999.

          Diluted earnings per share for the nine month periods ended September 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

          The following tables represent the earnings per share calculations for the nine month and three month periods ended September 30, 2000 and 1999 (in thousands except per share amounts):



Nine Months Ended                 Income   Shares    Earnings per share
September 30, 2000

Net income                       $5,520
Basic earnings per share:
  Income available to common
   shareholders                  $5,520   8,587     $0.64
Dilutive securities:
  Stock option plan shares                   31
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $5,520   8,618     $0.64


Nine Months Ended                 Income   Shares    Earnings per share
September 30, 1999

Net income                       $4,906
Basic earnings per share:
  Income available to common
   shareholders                  $4,906   8,582     $0.57
Dilutive securities:
  Stock option plan shares                   79
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $4,906   8,661     $0.57

Three Months Ended               Income   Shares    Earnings per share
September 30, 2000

Net income                       $1,828
Basic earnings per share:
  Income available to common
   shareholders                  $1,828   8,587     $0.21
Dilutive securities:
  Stock option plan shares                   25
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,828   8,612     $0.21


Three Months Ended               Income   Shares    Earnings per share
September 30, 1999

Net income                       $1,701
Basic earnings per share:
  Income available to common
   shareholders                  $1,701   8,671     $0.20
Dilutive securities:
  Stock option plan shares                   52
Dilutive earnings per share:
  Income available to common
   shareholders plus assumed
   conversions                   $1,701   8,723     $0.20



     NOTE D: The Company has classified the majority of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. For the nine
               month period ended September 30, 2000, the net   unrealized
               loss on these securities decreased by $1.8 million. For the nine month period ended September 30, 1999, the net unrealized
               (loss) on these securities increased by $5.1 million.
               Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the nine month periods ended September 30, 2000 and 1999, the Company recognized an increase of $1.2 million and a decrease of $3.3 million, respectively, in the net unrealized gain (loss) component of equity.

          Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain(loss) serves to increase or decrease comprehensive income.

          The following table represents comprehensive income for the nine month periods ended September 30, 2000 and 1999 (in thousands):

                                                 2000           1999
     Net Income                                 $5,520         $4,906
     Other comprehensive income (loss),
      net of tax
       Unrealized gain (loss) on securities      1,150         (3,253)
      Comprehensive income                      $6,670         $1,653





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

                                                                   Nine Months Ended
                                                                   September 30, 2000
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $12,000   $ 6,676   $ 5,752   $ 4,399    $ 3,540     $   16  $  <114>     $32,269
Total interest expense          5,437     2,716     2,359     2,266      1,612          0     <114>      14,276
Net interest income             6,563     3,960     3,393     2,133      1,928         16        0       17,993
Provision for loan losses         495        20       102       105        189          0        0          911
Net interest income after
 provision                      6,068     3,940     3,291     2,028      1,739         16        0       17,082
Total noninterest income          986       561       433       384        397      1,215       <7>       3,969
Total noninterest expense       4,286     2,364     2,029     1,478      1,419      1,691       <7>      13,260
Income before taxes             2,768     2,137     1,695       934        717       <460>       0        7,791
Provision for income taxes        992       530       497       238        189       <175>       0        2,271
Net income                    $ 1,776   $ 1,607   $ 1,198   $   696    $   528     $ <285> $     0      $ 5,520

Other significant items:
Total assets                  $207,422 $110,707   $110,749  $74,761    $58,335     $71,710 $<70,229>    $563,455
Total investment securities     33,439   34,301     42,085   16,740     13,639           0        0      140,204
Total loans                    155,298   69,640     55,055   52,552     39,580           0        0      372,125
Investment in subsidiaries          59       71          0        0                 68,529  <68,659>           0
Total interest income from
 external customers             11,998    6,628      5,688    4,399      3,540          16        0       32,269
Total interest income from
 affiliates                          2       48         64        0                      0    <114>            0



                                                                       Nine Months Ended
                                                                       September 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $10,769   $ 6,297   $ 5,436   $ 4,143    $ 3,279     $   17  $   <22>     $29,919
Total interest expense          4,738     2,534     2,336     2,084      1,682          0      <22>      13,352
Net interest income             6,031     3,763     3,100     2,059      1,597         17        0       16,567
Provision for loan losses         302        44         0       135         27          0        0          508
Net interest income after
 provision                      5,729     3,719     3,100     1,924      1,570         17        0       16,059
Total noninterest income          717       430       422       379        336      1,036       <7>       3,313
Total noninterest expense       4,019     2,334     1,997     1,524      1,346      1,359       <7>      12,572
Income before taxes             2,427     1,815     1,525       779        560       <306>       0        6,800
Provision for income taxes        857       425       429       183        110       <110>       0        1,894
Net income                    $ 1,570   $ 1,390   $ 1,096   $   596    $   450     $ <196> $     0      $ 4,906

Other significant items:
Total assets                  $197,576 $113,718   $115,258  $73,495    $58,543     $67,248 $<64,704>    $561,134
Total investment securities     35,969   34,660     49,294   17,250     16,203           0        0      153,376
Total loans                    146,921   71,741     52,697   52,051     37,543           0        0      360,953
Investment in subsidiaries          10       67          0        0                 64,582  <64,659>           0
Total interest income from
 external customers             10,764    6,288      5,428    4,143      3,279          17        0       29,919
Total interest income from
 affiliates                          5        9          8        0          0           0      <22>            0


                                                         Three Months Ended
                                                         September 30, 2000
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 4,209   $ 2,267   $ 1,919   $ 1,484    $ 1,175     $    6  $   <38>     $11,022
Total interest expense          1,922       936       802       786        547          0      <38>       4,955
Net interest income             2,287     1,331     1,117       698        628          6        0        6,067
Provision for loan losses         230         0        14        47         85          0        0          376
Net interest income after
 provision                      2,057     1,331     1,103       651        543          6        0        5,691
Total noninterest income          353       200       142       126        135        412       <2>       1,366
Total noninterest expense       1,452       807       669       482        496        600       <2>       4,504
Income before taxes               958       724       576       295        182       <182>       0        2,553
Provision for income taxes        345       178       171        72         45       < 86>       0          725
Net income                    $   613   $   546   $   405   $   223    $   137     $ < 96> $     0      $ 1,828

Other significant items:
Total assets                  $207,422 $110,707   $110,749  $74,761    $58,335     $71,710 $<70,229>    $563,455
Total investment securities     33,439   34,301     42,085   16,740     13,639           0        0      140,204
Total loans                    155,298   69,640     55,055   52,552     39,580           0        0      372,125
Investment in subsidiaries          59       71          0        0                 68,529  <68,659>           0
Total interest income from
 external customers              4,208    2,244      1,905    1,484      1,175           6        0       11,022
Total interest income from
 affiliates                          1       23         14        0          0           0     <38>            0



                                                          Three Months Ended
                                                          September 30, 1999
                                                  Monroe-              Sweet
                              Mobile    Brewton   ville     Demopolis  Water
                              Bank      Bank      Bank      Bank       Bank        Other  Eliminations Consolidated
Total interest income         $ 3,630   $ 2,141   $ 1,842   $ 1,410    $ 1,115     $    4  $    <5>     $10,137
Total interest expense          1,565       838       774       710        557          0       <5>       4,439
Net interest income             2,065     1,303     1,068       700        558          4        0        5,698
Provision for loan losses         101        30         0        45          9          0        0          185
Net interest income after
 provision                      1,964     1,273     1,068       655        549          4        0        5,513
Total noninterest income          247       139       162       116        114        360       <2>       1,136
Total noninterest expense       1,370       793       665       517        454        472       <2>       4,269
Income before taxes               841       619       565       254        209       <108>       0        2,380
Provision for income taxes        298       146       167        59         46       < 37>       0          679
Net income                    $   543   $   473   $   398   $   195    $   163     $ < 71> $     0      $ 1,701

Other significant items:
Total assets                  $197,576 $113,718   $115,258  $73,495    $58,543     $67,248 $<64,704>    $561,134
Total investment securities     35,969   34,660     49,294   17,250     16,203           0        0      153,376
Total loans                    146,921   71,741     52,697   52,051     37,543           0        0      360,953
Investment in subsidiaries          10       67          0        0                 64,582  <64,659>           0
Total interest income from
 external customers              3,625    2,141      1,842    1,410      1,115           4        0       10,137
Total interest income from
 affiliates                          5        0          0        0          0           0       <5>            0




NOTE G:     In June 1998, the Financial Accounting Standards Board
          ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset of liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of Statement 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. Management will adopt the statement as of January 1, 2001, as allowed, but does not expect the impact of implementation to be significant.









                              Management's Discussion and Analysis
           of Financial Condition and Results of Operations

     Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 1999 and September 30, 2000, and significant changes for the three month periods ended September 30, 2000 and 1999, as well as significant changes for the nine month periods ended September 30, 2000 and 1999.
     On September 10, 1999, Sweet Water State Bancshares, Inc., the parent company of Sweet Water State Bank, was merged into the Company. This merger has been accounted for as a pooling-of-interests, and, accordingly, the results of operations of Sweet Water State Bank have been included in the consolidated results for all periods presented.
     This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations, including the Notes to Consolidated Financial Statements and statements in the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

Financial Condition

     Total assets at September 30, 2000 were $563.5 million, an increase
of $6.6 million from $556.9 million at December 31, 1999.   Federal
funds sold decreased $4.0 million, and investment securities decreased $4.4 million, from December 31, 1999. These decreases in federal funds sold and investment securities were used in part to fund the increase in loans of $14.1 million, or 3.9 percent, from $359.5 million at December 31, 1999 to $373.6 million at September 30, 2000. The increase in total deposits of $10.9 million, or 2.3 percent, from $467.5 million at December 31, 1999 to $478.3 million at September 30, 2000 was also a source of funds for loans. In addition, this increase in deposits allowed the company to decrease short term borrowings, primarily Federal Funds Purchased, from $15.0 million at December 31, 1999 to $8.6 million at September 30, 2000, a decrease of $6.4 million, or 42.8 percent and to decrease Long Term Debt from $7.0 million at December 31, 1999 to $4.0 million at September 30, 2000, a decrease of $3.0 million, or 42.9 percent.
     Time deposits, consisting of certificates of deposit, increased $11.5 million, or 9.0 percent. Large denomination time deposits increased $4.5 million, or 5.0 percent. Non-interest bearing demand deposits increased $2.6 million, or 3.0 percent, while interest bearing demand deposits decreased $8.3 million, or 6.2 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $6.4 million, or 1.7 percent.
     The Company's equity as a percent of total assets at September 30, 2000 was 12.1 percent, compared to 11.5 percent at December 31, 1999. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.2 percent, compared to 12.8 percent at year-end 1999.
     The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $62.6 million at December 31, 1999 and $65.7 million at September 30, 2000. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $66.7 million at December 31, 1999 and $70.2 million at September 30, 2000. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 15.95 percent and 17.00 percent, respectively, at December 31, 1999, and 16.19 percent and 17.30 percent, respectively, at September 30, 2000. Both the December 1999 and the September 2000 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.
       The components of the Company's risk-based capital calculations for September 30, 2000 are shown below (dollars in thousands):

                                                 September 30,
                                                   2000

           Tier I capital--
            Tangible Common shareholders'
             equity                             $65,714

           Tier II capital--
            Allowable portion of the allowance
              for loan losses                     4,494

                Total capital (Tiers I and II)  $70,208

           Risk-weighted assets                 $405,836
           Quarterly average assets              554,517
          Risk-based capital ratios:
            Tier I capital                        16.19%
            Total capital (Tiers I and II)        17.30%

     During the second quarter of 2000 the Company declared a regular quarterly dividend of $0.10 per share, payable October 2, 2000, to shareholders of record September 11, 2000.

Liquidity

     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $64.2 million at September 30, 2000. These assets represented 11.4 percent of total assets at quarter end as compared to
16.4 percent at December 31, 1999. The net change in cash and cash equivalents for the nine month period ended September 30, 2000 was a decrease of $2.0 million, or 6.5 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.
     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
                                        September 30,       December 31,
                                              2000             1999

Accruing loans 90 days or more past due     $  273          $   446
Loans on non-accrual                         2,513            1,352
Renegotiated loans                               0                0
     Total non-performing loans              2,786            1,798
Other real estate owned                        208              466
     Total non-performing assets            $2,994           $2,264
Accruing Loans 90 days or more past due
  as a percent of loans                       0.07%            0.12%

Total non-performing loans as a
  percent of loans                            0.75%            0.50%

Total non-performing assets as a percent
  of loans and other real estate owned        0.80%            0.63%

     Non-performing assets increased by $730 thousand from year-end 1999. This increase was caused by an additional $1.2 million in loans on non-accrual, as all other categories of non-performing assets decreased. The increase in loans on non-accrual is primarily due to one loan with an outstanding balance of approximately $890 thousand. This loan is secured by several parcels of real estate and a $100 thousand certificate of deposit.
     The amount of impaired loans determined under SFAS No. 114 and 118 have been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.
     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention, and not included above as non-performing assets, do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Results of Operations

THE THIRD QUARTER
    The Company recorded net income of $1.8 million, or $0.21 per share, during the third quarter of 2000, compared to net income in the third quarter of 1999 of $1.7 million, or $0.20 per share. A shift to loans from investment securities and federal funds sold and the general increase in interest rates in the economy enabled the Company to increase total interest revenue by $885 thousand, or 8.7 percent. Interest expense increased by $516 thousand. The net interest margin increased to 4.69 percent in the third quarter of 2000 compared to 4.63 percent in the third quarter of 1999.
     Management provided $376 thousand for loan losses during the third quarter of 2000, compared to a $185 thousand provision for the third quarter of 1999. The increase in the provision was in response to the Company's loan portfolio growth, as well as a higher level of net charge offs and non-performing loans in the first nine months of 2000 compared to 1999. The allowances for loan losses at September 30, 2000 and December 31, 1999 as percentages of loans net of unearned income were
1.21 percent and 1.15 percent respectively. The allowances for loan losses represented 1.61 times non-performing loans at September 30, 2000 and 2.30 times non-performing loans at December 31, 1999. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. The allowance for loan losses was considered adequate at September 30, 2000.
     Non-interest revenue was $1.4 million for the third quarter of 2000, compared to $1.1 million for the same period in 1999, an increase of 20.2 percent, due primarily to the increase in deposit account service charges of $91 thousand and an increase in Trust Company revenue of $51 thousand. Several of the Company's subsidiary banks have introduced new fee schedules, and these new fee schedules are having a positive impact on this category.
     Salary and employee benefit expense increased $185 thousand, or 7.7 percent, from third quarter of 1999 to the third quarter of 2000, caused primarily by merit increases and increased medical insurance expense. Net occupancy expense was $314 thousand in the third quarter of 2000, an increase of $31 thousand, or 11.0 percent, from the same period of 1999. This increase was caused primarily by the opening in December 1999 of a branch in Gulf Shores. Furniture and equipment expense increased $7 thousand.
     Other expenses include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Other expense in third quarter 2000 increased by $12 thousand, or 1.0 percent from third quarter 1999.
     Income tax expense was $725 thousand for the third quarter of 2000, compared to $679 thousand for the same period in 1999. The increase in income tax expense in 2000 compared to 1999 resulted primarily from an increase in taxable income.


THE NINE MONTH PERIOD

   The Company recorded net income of $5.5 million, or $0.64 per share, during the first nine months of 2000 compared to net income in the first nine months of 1999 of $4.9 million, or $0.57 per share. Total interest revenue increased by $2.4 million, or 7.9 percent, due in part to the increased volume in loans. Interest expense increased $924 thousand, or
6.9 percent. The increases in total interest revenue and total interest expense were due both to the general rise in interest rates in the economy and volume increases at the Company. Management provided $911 thousand for loan losses during the first nine months of 2000 compared to $508 thousand for the first nine months of 1999, with the increase necessitated by loan growth, higher levels of charge offs and some growth in non-performing loans.
     Non-interest revenue was $4.0 million for the first nine months of 2000, compared to $3.3 million for the same period in 1999. This increase of 19.8 percent was due primarily to the increase in Trust revenue of $179 thousand and the increase in deposit account service charges of $340 thousand.
     Non-interest expense in the nine month period was $13.3 million in 2000, an increase of $688 thousand, or 5.5 percent from 1999. Salary and employee benefits increased $379 thousand, or 5.3 percent, a result of merit increases and increased medical insurance expense.
     Income tax expense was $2.3 million for the first nine months of 2000, compared to $1.9 million for the same period in 1999. The increase in income tax expense in 2000 compared to 1999 resulted primarily from higher levels of taxable income.


                     PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          None


Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        (27) Financial Data Schedule
(b)     Reports on Form 8-K
          There were no reports filed of Form 8-K for the three month period ended September 30, 2000.



Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              SOUTH ALABAMA BANCORPORATION

11/14/2000                    /s/W. Bibb Lamar, Jr.
Date                          W. Bibb Lamar, Jr.
                              President


11/14/2000                    /s/F. Michael Johnson
Date                          F. Michael Johnson
                              Chief Financial Officer


Exhibit Index
The following is a list of exhibits filed herewith.
     27   Financial Data Schedule