Form 10-K
period 2000-12-31
SOUTH ALABAMA BANCORPORATION INC /DE/
filed 2001-03-30
CIK 783739

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000       Commission File No. 0-15423

                               ------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 21, 2001 (assuming that all officers, directors and 5% shareholders are affiliates): $65,008,363

Shares of Common Stock ($.01 Par) outstanding at March 21, 2001: 8,526,544

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 2001 annual meeting are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     Part I

Item 1. Business

General

      South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of South Alabama Bank, formerly The Bank of Mobile (the "Mobile Bank"), headquartered in Mobile, Alabama, First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama, The Commercial Bank of Demopolis (the "Demopolis Bank"), headquartered in Demopolis, Alabama, Sweet Water State Bank (the "Sweet Water Bank"), headquartered in Sweet Water, Alabama, and South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

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

      South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiaries as of December 31, 2000.(1)

====================================================================================================================================
                   Monroeville                                                         Sweet           Trust        South Alabama
                       Bank       Brewton Bank    Mobile Bank     Demopolis Bank     Water Bank       Company       Consolidated(1)
------------------------------------------------------------------------------------------------------------------------------------
Banking Offices               3               3               9               2                 3               2                20
------------------------------------------------------------------------------------------------------------------------------------
Employees                    34              58              86              31                35              22               266
------------------------------------------------------------------------------------------------------------------------------------
Percent of                  100%            100%            100%            100%              100%            100%             --
Ownership
------------------------------------------------------------------------------------------------------------------------------------
Loans (Net)        $ 57,143,000    $ 69,910,000    $158,571,000    $ 52,922,000      $ 39,807,000             n/a      $378,353,000
------------------------------------------------------------------------------------------------------------------------------------
Investments        $ 40,389,000    $ 35,055,000    $ 34,340,000    $ 17,351,000      $ 13,235,000             n/a      $140,370,000
------------------------------------------------------------------------------------------------------------------------------------

----------

      (1) Amounts include the accounts of South Alabama and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

====================================================================================================================================
                   Monroeville                                                         Sweet           Trust        South Alabama
                       Bank       Brewton Bank    Mobile Bank     Demopolis Bank     Water Bank       Company       Consolidated(1)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets       $116,345,000    $114,249,000    $211,316,000    $ 76,201,000      $ 58,099,000    $  1,805,000      $577,116,000
------------------------------------------------------------------------------------------------------------------------------------
Deposits           $ 97,556,000    $ 97,455,000    $179,805,000    $ 61,595,000      $ 50,676,000             n/a      $486,835,000
------------------------------------------------------------------------------------------------------------------------------------
Equity Capital     $ 17,794,000    $ 15,145,000    $ 20,991,000    $  8,116,000      $  6,290,000    $  1,622,000      $ 70,835,000
====================================================================================================================================

----------

      South Alabama reviews policy for the Banks and the Trust Company and coordinates certain elements of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. South Alabama utilizes the services and capabilities of the staffs of the Banks and the Trust Company in conducting its business. South Alabama has under consideration the acquisition of additional banks and/or the organization of additional subsidiaries to engage in bank related activities, and to that end officers of South Alabama are engaged in general discussions with the principals of other banking organizations from time to time.

      On January 17, 2001, South Alabama entered into and announced an agreement and plan of merger with The Peoples BancTrust Company, Inc. By mutual agreement of the parties, the agreement and plan of merger was terminated on March 27, 2001. The merger agreement was filed as an exhibit to South Alabama's report on Form 8-K filed on January 18, 2001 and the termination agreement was filed as an exhibit to South Alabama's report on Form 8-K filed on March 28, 2001.

Information Incorporated by Reference

      Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 2000 at pages 7-21 and is incorporated herein by reference.

Operations of Subsidiaries

      Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc. and Star Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, letters of credit, foreign transfers and remittances and wire transfers. The Trust Company offers general, corporate and personal trust services. Mutual funds, annuities and certain insurance products and securities are offered through South Alabama Financial Services, Inc., a subsidiary of the Mobile Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

      The Brewton Bank currently operates three offices located in and around Brewton. The Mobile Bank has nine banking offices, two of which are located inside supermarkets. Six of the Mobile Bank's offices are within the corporate limits of the City of Mobile, one is in the City of Foley, one is in the City of Gulf Shores, and one is in the City of Daphne. The Mobile Bank plans to close one of its West Mobile branches. The branch at issue is in a grocery store that has closed. In August 2000, the Mobile Bank entered into a contract to purchase a parcel of property in West Mobile County. It closed on the purchase in January 2001. The Mobile Bank is expanding its presence in Baldwin County. The Mobile Bank's branch in Daphne was opened on November 6, 2000. One other Baldwin County parcel owned by the Mobile Bank in Fairhope remains undeveloped. The Mobile Bank intends to use this site to build a branch, but it has no immediate development plans. The Monroeville Bank currently operates two offices in Monroeville. The Demopolis Bank operates two banking offices in and around the City of Demopolis. The Sweet Water Bank operates one banking office in Sweet Water, one in Linden and one in Thomasville.

Markets Served

The Brewton Bank

      The primary service area of the Brewton Bank is a 15 mile radius of Brewton, in Escambia County. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Jefferson Smurfit Corp., employing approximately 600 workers. T. R. Miller Mill Co., a lumber manufacturer is the second largest employer with approximately 450 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services, and the City of Brewton is served by two bus lines. During 2000, announced capital investment in and around Brewton totaled approximately $55 million, resulting in an announced 150 additional jobs, according to the Escambia County Industrial Center.

The Mobile Bank

      The Mobile Bank's principal office is located in downtown Mobile, Alabama, which is situated on the western shore of Mobile Bay, bordering the Gulf of Mexico. The Bank's primary geographic market is comprised of Mobile County and Baldwin County. The population of the Mobile County/Baldwin County market is approximately 550,000 persons according to the Mobile and Baldwin County Chambers of Commerce.

      The economy of Mobile County is primarily industrial in nature. The largest employers are engaged in manufacture of paper products, providing health care services, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines. During 2000, announced capital investment in new and expanded industry in Mobile County totaled approximately $362.2 million, resulting in an announced 839 additional jobs, according to the Mobile Area Chamber of Commerce.

      The economy of Baldwin County (including the communities of Spanish Fort, Daphne, Montrose, Fairhope, Point Clear, Foley and Gulf Shores) is growing at a fast pace. Many businesses are expanding into Baldwin County because of the increase in the number of new residents in this area in the last several years. During 2000, announced capital investment in new and expanded industry in Baldwin County totaled approximately $5.4 million, resulting in an announced 156 additional jobs, according to the Baldwin County Economic Development Association.

The Monroeville Bank

      The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 24,000, of whom about 8,500 reside in Monroeville. The Monroeville Bank also operates one branch in Peterman, which has a population of approximately 500.

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

The Demopolis Bank

      The Demopolis Bank's main office and one branch are located in Demopolis, with its primary service area extending in a 15 mile radius of Demopolis. This service area includes portions of 5 counties and has a population of approximately 19,000. Demopolis is located in Marengo County, which has a population of approximately 24,000, about 8,500 of which reside in Demopolis.

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

The Sweet Water Bank

      The Sweet Water Bank's main office is located in Sweet Water in Marengo County. The Sweet Water Bank has a branch in Linden in Marengo County and a branch in Thomasville, which is in Clarke County. Sweet Water's population is approximately 400, and its major industries are timber and agriculture. Linden is the county seat of Marengo County and has a population of approximately 2,500. Agriculture and forestry are the major industries in Linden. The Sweet Water Bank's Thomasville market has a population of approximately 6,000 with an economy based primarily on agriculture, timber and manufactured goods.

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

The Brewton Bank

      There are eight banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 22.45 percent. The second and third largest banks in the county have market shares of approximately 19.13 percent and 16.74 percent, respectively.

The Mobile Bank

      The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 4.05 percent in Mobile County and 0.35 percent in Baldwin County. There are currently 15 commercial banks and two savings banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with either statewide or regional bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

The Monroeville Bank

      The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 36.60 percent. Currently there are five commercial banks, including one bank owned by a statewide holding company, in Monroe County.

The Demopolis Bank

      The Demopolis Bank is the third largest bank in terms of deposits in Marengo County with a market share of approximately 17.32 percent. Currently there are six commercial banks, including one bank owned by a state-wide holding company, in Marengo County. A locally owned and operated bank is the largest bank in Marengo County and has a market share of deposits of approximately 44.44 percent.

The Sweet Water Bank

      The Sweet Water Bank is the only bank in Sweet Water and is behind the Demopolis Bank at fourth largest in total deposit market share in Marengo County, with 11.63 percent of total deposits in Marengo County. The Thomasville branch holds 3.20 percent of Clarke County's deposit market share. Between the two counties, the Sweet Water Bank faces competition from nine banks including one bank in Marengo County owned by a statewide holding company. The two largest banks in the Sweet Water Bank's market are locally owned, one in Marengo County with 44.44 percent of the deposit market and one in Clarke County with 56.68 percent of the deposit market.

The Trust Company

      The Trust Company faces significant competition for trust customers from statewide and regional bank holding companies, which have greater resources available for marketing and promotion and offer services in broader market areas. The Trust Company also competes with brokerage firms and mutual fund companies. In addition, investment advisory firms, attorneys, accountants and life insurance professionals offer services similar to those provided by the Trust Company and therefore can be seen as competitors of the Trust Company. At year end 2000, the Trust Company had approximately 1,000 accounts holding assets in excess of $460,000,000.

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

      As subsidiary banks, the Banks are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As a national banking institution, the Brewton Bank is subject to federal banking laws and is subject to supervision and regular examination by the Office of the Comptroller of the Currency. The Mobile Bank, the Monroeville Bank, the Demopolis Bank and the Sweet Water Bank are state banks, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking, the FDIC, and the Federal Reserve.

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

Recent Legislation

      On November 12, 1999, then President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Financial Services Modernization Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

      The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. On June 30, 2000, the federal banking regulatory agencies issued regulations implementing new privacy requirements. Among other things, these regulations require banks to develop initial and annual privacy notices. The notices must describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information with non-affiliated third parties must also provide customers with an opt out notice and a reasonable period of time to opt out.

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

      In addition to the downtown office, the Mobile Bank operates five full service branch offices at various locations in Mobile County. The banking premises of two branches are owned in fee, while four branches, two of which are located inside supermarkets, are leased for varying periods through 2002. South Alabama plans to close one of the Mobile Bank's supermarket branches in the second quarter of 2000. The supermarket housing the branch has closed, which has significantly reduced customer use of that branch. In August 2000, the Mobile Bank entered into a contract to purchase a parcel of property in West Mobile County. It closed on the purchase in January 2001. The Mobile Bank plans to use this site to build a branch, but it has no immediate plans for development. The Mobile Bank operates three full service branch offices and owns one undeveloped parcel in Baldwin County, all of which are owned in fee.

      The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.

      The Monroeville Bank's main office, containing approximately 20,402 square feet, is located in Monroeville, Alabama. In addition, the Monroeville Bank operates one other branch in the city of Monroeville and a 3,350 square foot branch in Peterman, which is located approximately five miles north of Monroeville. All three locations are owned in fee by the Monroeville Bank. South Alabama closed the Peterman branch of the Monroeville Bank on March 1, 2001 and plans to hold the location for future use.

      The Demopolis Bank's main office, containing approximately 7,040 square feet, is located in downtown Demopolis, Alabama. This main office is owned in fee. In addition, the Demopolis Bank operates one branch at the intersection of Highway 80 and Highway 43 in Demopolis, which it owns in fee.

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

Optional Item. Executive Officers of the Registrant

      The following table reflects certain information concerning the executive officers of South Alabama. Each such officer holds his office(s) until the first meeting of the Board of Directors following the annual meeting of shareholders each year, or until a successor is chosen, subject to removal at any time by the Board of Directors. Except as otherwise indicated, no family relationships exist among the executive officers and directors of South Alabama, and no such officer holds his office(s) by virtue of any arrangement or understanding between him and any other person except the Board of Directors.

Name, Age and Office(s) with                            Other Positions with
        South Alabama                                     South Alabama
----------------------------                            --------------------

J. Stephen Nelson--age 63(1)                            Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 57(2)                           Director (since 1989)
 President and CEO (since 1989)

John B. Barnett, III--age 48(3)                         Director (since 1996)
 Executive Vice President (since 1996)

W. Gaillard Bixler -age 55(4)                           None

Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 55(5)                           None
 Chief Financial Officer & Secretary (since 1993)

J. Olen Kerby, Jr.--age 46(6)                           None
 Executive Vice President (since 1999)

Stratton F. Lewis, Jr.--age 51(7)                       Director (since 1999)
Executive Vice President (since 1999)

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

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2000 at page 24 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.

Item 6. Selected Financial Data

      The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2000 at page 23 under the heading "Selected Financial Data" and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2000 at pages 7-21 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this Item 7A is included in South Alabama's Annual Report to Shareholders for the year ended December 31, 2000 at page 12 and 13 of "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein pursuant to Item 7 above.

Item 8. Financial Statements and Supplementary Data

      The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2000 at page 22 and at pages 25-50 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

      A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 2001 annual meeting under the captions "VOTING SECURITIES-- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 11. Executive Compensation

      The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 2001 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 2001 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 2001 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements:

      The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 2000, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

            Independent Auditors' Report.

            Consolidated Statements of Condition as of December 31, 2000 and
            1999.

            Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

      Notes to Consolidated Financial Statements.

(a)   2. Financial Statement Schedules

            None.

(a)   3. Exhibits:

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

            .1 Agreement and Plan of Merger, dated as of January 17, 2001, by and between South Alabama and The Peoples BancTrust Company, Inc., filed as Exhibit 2.1 to South Alabama's current report on Form 8-K filed on January 18, 2001 (No. 0-15423), is incorporated herein by reference.

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

            .5 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc. dated May 27, 1999, filed as Exhibit 3.5 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

            .6 Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), are incorporated herein by reference.

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

            .5 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc. dated May 27, 1999, filed as Exhibit 3.5 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

            .6 Bylaws of SAB Newco, Inc. filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

            .7 Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

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

----------
      * Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

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

----------
      * Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

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

----------
      * Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

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

      (13)  Annual report to security holders.

            .1 2000 Annual Report of South Alabama Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

      (21)  Subsidiaries of the registrant.

            .1 Subsidiaries of South Alabama Bancorporation, Inc., filed as Exhibit (21).l to South Alabama's annual report on Form 10-K for the year 1999 (No. 0-15423), is incorporated herein by reference.

      (23)  Consents

            .1    Consent of Arthur Andersen LLP

(b)   Reports on Form 8-K

            .1 Current Report on Form 8-K filed on December 27, 2000 announcing merger negotiations between the Company and The Peoples BancTrust Company, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOUTH ALABAMA BANCORPORATION, INC.

                                  By: /s/ F. Michael Johnson
                                      --------------------------
                                      F. Michael Johnson
                                      Chief Financial Officer
                                      and Secretary

Dated: March 26, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                       Date
     ----                            -----                       ----


/s/ W. Bibb Lamar, Jr.          President and               March 26, 2001
----------------------------    CEO (Principal
W. Bibb Lamar, Jr.              executive officer)


/s/ F. Michael Johnson          Chief Financial Officer     March 26, 2001
----------------------------    and Secretary
F. Michael Johnson              (Principal financial and
                                accounting officer)


                                Director, Executive
----------------------------    Vice President
John B. Barnett, III

/s/ Stephen G. Crawford         Director                    March 26, 2001
----------------------------
Stephen G. Crawford


/s/ Haniel F. Croft             Director                    March 26, 2001
----------------------------
Haniel F. Croft


/s/ David C. De Laney           Director                    March 26, 2001
----------------------------
David C. De Laney


/s/ Lowell J. Friedman          Director                    March 26, 2001
----------------------------
Lowell J. Friedman


/s/ Broox G. Garrett, Jr.       Director                    March 26, 2001
----------------------------
Broox G. Garrett, Jr.


                                Director
----------------------------
W. Dwight Harrigan


                                Director
----------------------------
James P. Hayes, Jr.

     Name                            Title                       Date
     ----                            -----                       ----

                                Director
----------------------------
Clifton C. Inge


/s/ Jack O. Kerby, Sr.          Director                    March 26, 2001
----------------------------
Jack O. Kerby, Sr.


/s/ W. Bibb Lamar, Jr.          Director                    March 26, 2001
----------------------------
W. Bibb Lamar, Jr.


/s/ Stratton F. Lewis, Jr.      Director                    March 26, 2001
----------------------------
Stratton F. Lewis, Jr.


                                Director
----------------------------
Richard S. Manley


                                Director
----------------------------
Kenneth R. McCartha


                                Director
----------------------------
Thomas E. McMillan, Jr.


                                Director
----------------------------
J. Richard Miller, III


/s/ Harris V. Morrissette       Director                    March 26, 2001
----------------------------
Harris V. Morrissette

                                Director and Chairman
----------------------------
J. Stephen Nelson


/s/ Paul D. Owens, Jr.          Director                    March 26, 2001
----------------------------
Paul D. Owens, Jr.


/s/ Earl H. Weaver              Director                    March 26, 2001
----------------------------
Earl H. Weaver


                                Director
----------------------------
A. G. Westbrook