Form 10-Q
period 2001-03-31
SOUTH ALABAMA BANCORPORATION INC
filed 2001-05-15
CIK 783739

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from ______ to _______
Commission file number	0-15423

SOUTH ALABAMA BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification Number)
100 St. Joseph Street, Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
(334)431-7800 (Registrant's telephone number, including area code)
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

Shares of common stock ($0.01 Par) outstanding at May 10, 2001: 8,526,544

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10 - Q

PART I. FINANCIAL INFORMATION
SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
	March 31, 2001	December 31, 2000
(Dollars in thousands)
ASSETS
Cash and Due from Banks	$ 24,295	$ 25,689
Federal Funds Sold	23,423	10,739
Total Cash and Cash Equivalents	47,718	36,428
Interest Bearing Deposits	895	816
Securities Available for Sale (at Market Value)	137,924	140,370

Loans	383,423	379,736
Less: Unearned Loan Income	<1,271>	<1,383>
Allowance for Loan Losses	<4,666>	<4,608>
Loans, Net	377,486	373,745

Premises and Equipment, Net	13,368	13,023
Accrued Income Receivable	5,698	6,073
Intangible Assets	4,130	4,180
Other Assets	2,238	2,481
Total	$589,457	$577,116

LIABILITIES
Non-interest Bearing Demand Deposits	$ 92,391	$ 89,440
Interest Bearing Demand Deposits	129,194	126,519
Savings Deposits	33,904	31,536
Large Denomination Time Deposits (of $100 or more)	98,038	94,970
Time Deposits	147,358	144,370
Total Deposits	500,885	486,835

Short-Term Borrowings	5,002	8,815
Long-Term Debt	6,000	6,000
Other Liabilities	5,261	4,631
Total Liabilities	517,148	506,281
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000,000 Shares Outstanding 2001-8,526,544 2000-8,585,555	86	86
Capital Surplus	37,792	37,792
Retained Earnings	33,703	33,139
Accumulated Other Comprehensive Income	1,212	302
Less Treasury Stock of 61,000 Shares in 2001 and 2000, at Cost	<484>	<484>
Total Shareholders' Equity	72,309	70,835
Total	$589,457	$577,116

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
Three Months Ended March 31,
	2001	2000
(Dollars in thousands) except per share amounts
Interest Revenue:
Loans	$ 8,542	$ 8,120
Investments: Taxable	1,390	1,527
Non-Taxable	660	675
Other	161	86
Total Interest Revenue	10,753	10,408

Interest Expense:
Deposits	4,963	4,272
Short-Term Borrowings	91	168
Long-Term Debt	83	98
Total Interest Expense	5,137	4,538

Net Interest Revenue	5,616	5,870
Provision for Loan Losses	287	230
Net Interest Revenue After Provision For Loan Losses	5,329	5,640

Non-Interest Revenue:
Trust Income	459	399
Service Charges on Deposit Accounts	679	697
Securities Gains and (Losses), net	143	0
Other Income, Charges and Fees	299	200
Total Non-Interest Revenue	1,580	1,296

Non-Interest Expense:
Salaries	2,042	1,978
Pensions and Employee Benefits	588	514
Net Occupancy Expense	295	282
Furniture and Equipment Expense	340	338
Intangible Amortization	50	50
Other Expense	1,530	1,178
Total Non-Interest Expense	4,845	4,340

Income Before Income Taxes	2,064	2,596
Income Tax Expense	563	763
Net Income	$ 1,501	$ 1,833

Basic Earnings Per Common Share	$ 0.18	$ .21
Diluted Earnings Per Common Share	$ 0.18	$ .21

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31,
	2001	2000
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 1,501	$ 1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	418
Provision for loan losses	287	230
Securities (gains) and losses,net	<143>	0
(Increase) decrease in:
Income receivable	375	170
Other assets	<317>	63
Increase (decrease) in other liabilities	630	782
Net cash provided by operating activities	2,676	3,496

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	<79>	34
Net (increase) decrease in loans	<4,028>	<6,480>
Proceeds from the sale of other real estate owned	16	254
Purchase of premises and equipment	<649>	<173>
Proceeds from sale of securities available for sale	6,831	0
Proceeds from maturities of investments	15,379	5,723
Purchase of investments	<18,156>	<2,791>
Net cash provided by (used in) investing activities	<686>	<3,433>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,050	4,952
Net increase (decrease) in short-term borrowing	<3,813>	<6,168>
Net increase (decrease)in long-term debt	0	0
Proceeds from issuance of stock	0	5
Dividends paid	<937>	<858>
Net cash provided by (used in) financing activities	9,300	<2,069>

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	11,290	<2,006>
Cash and cash equivalents at beginning of period	36,428	30,230
Cash and cash equivalents at end of period	$47,718	$28,224
Supplemental disclosures of cash flow information:
Interest paid in cash	$ 5,015	$ 4,478
Income taxes paid in cash	343	0

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
NOTE A:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United State for complete financial statements. The information furnished reflects all adjustments, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000.

NOTE B:	The allowances for losses on loans for the three month periods ended March 31, 2001 and 2000 are summarized as follows (in thousands):

	2001	2000
Allowance for loan losses:
Balance at beginning of period	$ 4,608	$ 4,128
Provision charged to operating expense	287	230
Losses charged off	<291>	<229>
Recoveries	62	157
Balance at end of period	$ 4,666	$ 4,286

NOTE C:

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock, during the three month periods ended March 31, 2001 and 2000.

Diluted earnings per share for the three month periods ended March 31, 2001 and 2000 was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for three month periods ended March 31, 2001 and 2000 (in thousands except per share amounts):
Three Months Ended	Income	Shares	Earnings per share
March 31, 2001
Net income	$1,501
Basic earnings per share:
Income available to common shareholders	$1,501	8,527	$0.18
Dilutive securities:
Stock option plan shares		32
Dilutive earnings per share:
Income available to common Shareholders plus assumed conversions	$1,501	8,559	$0.18

Three Months Ended	Income	Shares	Earnings per share
March 31, 2000
Net income	$1,833
Basic earnings per share:
Income available to common shareholders	$1,833	8,586	$0.21
Dilutive securities:
Stock option plan shares		42
Dilutive earnings per share: Income available to common Shareholders plus assumed conversions	$1,833	8,628	$0.21

NOTE D:

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. For the three month period ended March 31, 2001, the net unrealized gain on these securities increased by $1.5 million. For the three month period ended March 31, 2000, the net unrealized gain on these securities increased by $43 thousand. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the three month periods ended March 31, 2001 and 2000, the Company recognized an increase of $910 thousand and an increase of $27 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three month periods ended March 31, 2001 and 2000 (in thousands):
	2001	2000
Net Income	$1,501	$1,833
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	910	27
Comprehensive income	$2,411	$1,860

NOTE E:	There have been no material changes in reported market risk since year-end.

NOTE F:	Segment Reporting

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

The results for the five reportable segments of the company are included in the following tables (in thousands):

Three Months Ended March 31, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 4,070	$ 2,177	$ 1,910	$ 1,476	$ 1,136	$ 10	$ <26>	$ 10,753
Total interest expense	1,983	930	846	799	605	0	<26>	5,137
Net interest income	2,087	1,247	1,064	677	531	10	0	5,616
Provision for loan losses	120	97	0	30	40	0	0	287
Net interest income after provision	1,967	1,150	1,064	647	491	10	0	5,329
Total noninterest income	413	306	136	125	140	462	<2>	1,580
Total noninterest expense	1,498	802	620	470	480	977	<2>	4,845
Income before taxes	882	654	580	302	151	<505>	0	2,064
Provision for income taxes	318	162	173	67	30	<187>	0	563
Net income	564	492	407	235	121	<318>	0	1,501

Other significant items:
Total assets	$214,570	$112,061	$124,132	$78,793	$58,963	$73,792	$<72,854>	$589,457
Total investment securities	35,703	29,208	41,496	18,324	13,193	0	0	137,924
Total loans, net of unearned income	160,993	70,686	57,412	53,818	39,243	0	0	382,152
Investment in subsidiaries	67	0	0	0	0	70,024	<70,091>	0
Total interest income from external customers	4,070	2,173	1,888	1,476	1,136	10	0	10,753
Total interest income from affiliates	0	4	22	0	0	0	<26>	0

Three Months Ended March 31, 2000
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 3,721	$ 2,171	$ 1,909	$ 1,458	$ 1,174	$ 4	$ <29>	$ 10,408
Total interest expense	1,678	859	775	733	522	0	<29>	4,538
Net interest income	2,043	1,312	1,134	725	652	4	0	5,870
Provision for loan losses	120	0	44	24	42	0	0	230
Net interest income after provision	1,923	1,312	1,090	701	610	4	0	5,640
Total noninterest income	306	179	147	138	130	399	<3>	1,296
Total noninterest expense	1,383	774	690	498	451	547	<3>	4,340
Income before taxes	846	717	547	341	289	<144>	0	2,596
Provision for income taxes	301	182	156	91	79	<46>	0	763
Net income	545	535	391	250	210	<98>	0	1,833

Other significant items:
Total assets	$197,567	$109,089	$116,808	$76,226	$57,447	$69,406	$<69,112>	$557,431
Total investment securities	33,733	33,085	44,554	16,506	13,788	0	0	141,666
Total loans, net of unearned income	146,453	68,925	57,547	52,953	38,200	0	0	364,078
Investment in subsidiaries	49	71	0	0	0	66,548	<66,668>	0
Total interest income from external customers	3,720	2,170	1,882	1,458	1,174	4	0	10,408
Total interest income from affiliates	1	1	27	0	0	0	<29>	0

NOTE G:

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of Statement 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On December 1, 2000, the Company adopted SFAS No. 133 and transferred held to maturity securities with an amortized cost of $9.1 million and an estimated fair value of $9.1 million into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liability when extinguished. Portions of the statement, primarily related to disclosures, were adopted by the Company on December 31, 2000. Other portions were effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on the Company's consolidated financial position or consolidated results of operations. The adoption of the new provisions of SFAS No. 140 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2000 and March 31, 2001, and significant changes for the three month periods ended March 31, 2001 and 2000.

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

Financial Condition

Total assets at March 31, 2001 were $589.5 million, an increase of $12.3 million from $577.1 million at December 31, 2000. Federal funds sold increased $12.7 million and loans increased by $3.7 million from December 31, 2000. These increases were funded in part by the decrease in investment securities of $2.4 million and the increase in deposits of $14.1 million from December 31, 2000. In addition, the increase in deposits allowed the Company to decrease short term borrowings, primarily Federal Funds Purchased, from $8.8 million at December 31, 2000 to $5.0 million at March 31, 2001, a decrease of $3.8 million, or 43.3 percent.

Time deposits, consisting of certificates of deposit, increased $3.0 million, or 2.1 percent. Large denomination time deposits increased $3.1 million, or 3.2 percent. Non-interest bearing demand deposits increased $3.0 million, or 3.2 percent, while interest bearing demand deposits increased $2.7 million, or 2.1 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $11.0 million, or 2.8 percent.

The Company's equity as a percent of total assets at March 31, 2001 was 12.3 percent, unchanged form December 31, 2000. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.9 percent, compared to 13.0 percent at year-end 2000.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $66.4 million at December 31, 2000 and 67.0 million at March 31, 2001. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $71.0 million at December 31, 2000 and $71.6 million at March 31, 2001. The ratios, expressed as a percent of total risk-weighted assets for Tier I and Tier II capital, were 16.11 percent and 17.23 percent, respectively, at December 31, 2000, and 15.35 percent and 16.42 percent, respectively, at March 31, 2001. Both the December 2000 and the March 2001 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

The components of the Company's risk-based capital calculations for March 31, 2001 are shown below (dollars in thousands):

March 31, 2001
Tier I capital-- Tangible Common shareholders' equity	$66,967
Tier II capital-- Allowable portion of the allowance for loan losses	4,666
Total capital (Tiers I and II)	$71,633

Risk-weighted assets	$436,362
Quarterly average assets	566,898
Risk-based capital ratios:
Tier I capital	15.35%
Total capital (Tiers I and II)	16.42%

During the first quarter of 2001 the Company declared a regular quarterly dividend of $0.11 per share, payable April 2, 2001, to shareholders of record March 15, 2001.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $84.9 million at March 31, 2001. These assets represented 14.4 percent of total assets at quarter end as compared to 13.4 percent at December 31, 2000. The net change in cash and cash equivalents for the three month period ended March 31, 2001 was an increase of $11.3 million, or 31.0 percent, primarily a result of the increase in deposits of $14.1 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

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
Summary of Non-Performing Assets
(Dollars in Thousands)
	March 31,	December 31,
	2001	2000

Accruing loans 90 days or more past due	$ 298	$ 365
Loans on non-accrual	3,098	2,138
Renegotiated loans	0	0
Total non-performing loans	3,396	2,503
Other real estate owned	312	328
Total non-performing assets	$3,708	$2,831

Accruing loans 90 days or more past due as a percent of loans	0.07%	0.10%
Total non-performing loans as a percent of loans	0.89%	0.66%
Total non-performing assets as a percent of loans and other real estate owned	0.97%	0.75%

Non-performing assets increased by $877 thousand from year-end 2000. This increase was caused by an additional $960 thousand in loans on non-accrual, as all other categories of non-performing assets decreased. The increase in loans on non-accrual is primarily due to one loan; however, the Company believes it has sufficient collateral to assure collection of that loan.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

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

Results of Operations

THE FIRST QUARTER

The Company recorded net income of $1.5 million, or $0.18 per share, during the first quarter of 2001, compared to net income in the first quarter of 2000 of $1.8 million, or $0.21 per share. During the first quarter of 2001, the prime lending rate decreased by 150 basis points, and the Company's interest sensitive assets repriced downward faster than interest sensitive liabilities. This has caused net interest revenue to decrease by $254 thousand, or 4.3 percent, compared to first quarter 2000. Management provided $287 thousand for loan losses during the first quarter of 2001, compared to a $230 thousand provision for the first quarter of 2000. The increase in the provision was in response to the Company's loan portfolio growth, as well as a higher level of net charge offs and non-performing loans in the first three months of 2001 compared to 2000. The allowances for loan losses at March 31, 2001 and December 31, 2000 as percentages of loans net of unearned income remained unchanged at 1.22 percent. The allowances for loan losses represented 1.37 times non-performing loans at March 31, 2001 and 1.84 times non-performing loans at December 31, 2000. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2001.

Non-interest revenue was $1.6 million for the first quarter of 2001, compared to $1.3 million for the same period in 2000, an increase of 21.9 percent, due primarily to the increase in securities gains of $143 thousand, the increase in trust income of $60 thousand and the increase in other income, charges and fees of $99 thousand. The increase in other income, charges and fees is due primarily to increased revenue for mortgage referrals.

Salary and employee benefit expense increased $138 thousand, or 5.5 percent, from first quarter of 2000 to the first quarter of 2001, caused primarily by merit increases and increased medical insurance expense. Net occupancy expense was $295 thousand in the first quarter of 2001, an increase of $13 thousand, or 4.6 percent, from the same period of 2000. Furniture and equipment expense increased $2 thousand.

The category other expense in first quarter 2001 increased by $352 thousand, or 30.0 percent from first quarter 2000. Substantially all of the increase is related to the canceled merger with The Peoples BancTrust Company, Inc., the costs for which totaled approximately $350 thousand. Other expenses also include data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Income tax expense was $563 thousand for the first quarter of 2001, compared to $763 thousand for the same period in 2000. The decrease in income tax expense in 2001 compared to 2000 resulted primarily from the decrease in taxable income.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

On January 18, 2001 a report was filed on Form 8-K announcing an agreement and plan of merger between the Company and The Peoples BancTrust Company, Inc.

On March 28, 2001 a report was filed on Form 8-K announcing the termination of the agreement and plan of merger between South Alabama Bancorporation, Inc. and The Peoples BancTrust Company, Inc., subject to ratification by the Board of Directors of both companies.

On April 3, 2001 a report was filed on Form 8-K announcing that the Boards of Directors of both the Company and The Peoples BancTrust Company, Inc. had ratified the termination of the agreement and plan of merger.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH ALABAMA BANCORPORATION
05/15/2001	/s/W, Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President

05/15/2001	/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer