Form 10-Q
period 2001-06-30
SOUTH ALABAMA BANCORPORATION INC
filed 2001-08-14
CIK 783739

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from ______ to _______
Commission file number	0-15423

SOUTH ALABAMA BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification Number)
100 St. Joseph Street, Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
(251)431-7800 (Registrant's telephone number, including area code)
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

Shares of common stock ($0.01 Par) outstanding at August 13, 2001: 8,526,544

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10 - Q

PART I.	Financial Information	Page Number

	Consolidated Statements of Condition June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations Six Months Ended June 30, 2001 and 2000	4

	Consolidated Statements of Operations Three Months Ended June 30, 2001 and 2000	5

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements June 30, 2001	7-19

	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-27

PART II.	Other Information	27-29

PART I. FINANCIAL INFORMATION
SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars in thousands)	June 30, 2001	December 31, 2000
ASSETS
Cash and Due from Banks	$ 26,885	$ 25,689
Federal Funds Sold	12,326	10,739
Total Cash and Cash Equivalents	39,211	36,428
Interest Bearing Deposits	1,090	816
Securities Available for Sale (at Market Value)	137,909	140,370

Loans	387,646	379,736
Less: Unearned Loan Income	<1,202>	<1,383>
Allowance for Loan Losses	<4,729>	<4,608>
Loans, Net	381,715	373,745

Premises and Equipment, Net	13,359	13,023
Accrued Income Receivable	5,530	6,073
Intangible Assets	4,081	4,180
Other Assets	2,289	2,481
Total	$585,184	$577,116

LIABILITIES
Non-interest Bearing Demand Deposits	$ 91,245	$ 89,440
Interest Bearing Demand Deposits	128,270	126,519
Savings Deposits	35,467	31,536
Large Denomination Time Deposits (of $100 or more)	97,253	94,970
Time Deposits	142,652	144,370
Total Deposits	494,887	486,835
Short-Term Borrowings	7,869	8,815
Long-Term Debt	6,000	6,000
Other Liabilities	3,365	4,631
Total Liabilities	512,121	506,281
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000,000 Shares Outstanding 2001-8,526,544 2000-8,526,544	86	86
Capital Surplus	37,792	37,792
Retained Earnings	34,564	33,139
Accumulated Other Comprehensive Income	1,105	302
Less Treasury Stock of 60,511 Shares in 2001 and 2000, at Cost	<484>	<484>
Total Shareholders' Equity	73,063	70,835
Total	$585,184	$577,116

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
Six Months Ended June 30,
	2001	2000
(Dollars in thousands, except per share amounts)
Interest Revenue:
Loans	$16,818	$16,684
Investments: Taxable	2,767	3,012
Non-Taxable	1,282	1,348
Other	320	203
Total Interest Revenue	21,187	21,247

Interest Expense:
Deposits	9,531	8,764
Short-Term Borrowings	153	364
Long-Term Debt	168	193
Total Interest Expense	9,852	9,321

Net Interest Revenue	11,335	11,926
Provision for Loan Losses	445	535
Net Interest Revenue After Provision For Loan Losses	10,890	11,391

Non-Interest Revenue:
Trust Income	919	799
Service Charges on Deposit Accounts	1,446	1,407
Securities Gains and (Losses), Net	167	0
Other Income, Charges and Fees	618	397
Total Non-Interest Revenue	3,150	2,603

Non-Interest Expense:
Salaries	4,178	3,926
Pensions and Employee Benefits	1,126	1,074
Net Occupancy Expense	591	573
Furniture and Equipment Expense	696	674
Intangible Amortization	99	99
Other Expense	2,722	2,410
Total Non-Interest Expense	9,412	8,756

Income Before Income Taxes	4,628	5,238
Income Tax Expense	1,327	1,546
Net Income	$ 3,301	$ 3,692

Basic Earnings Per Common Share	$ 0.39	$ .43
Diluted Earnings Per Common Share	$ 0.39	$ .43

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
Three Months Ended June 30,
	2001	2000
(Dollars in thousands, except per share amounts)
Interest Revenue:
Loans	$ 8,276	$ 8,564
Investments: Taxable	1,377	1,485
Non-Taxable	622	673
Other	159	117
Total Interest Revenue	10,434	10,839

Interest Expense:
Deposits	4,568	4,492
Short-Term Borrowings	62	196
Long-Term Debt	85	95
Total Interest Expense	4,715	4,783

Net Interest Revenue	5,719	6,056
Provision for Loan Losses	158	305
Net Interest Revenue After Provision For Loan Losses	5,561	5,751

Non-Interest Revenue:
Trust Income	460	400
Service Charges on Deposit Accounts	767	710
Securities Gains and (Losses), Net	24	0
Other Income, Charges and Fees	319	197
Total Non-Interest Revenue	1,570	1,307

Non-Interest Expense:
Salaries	2,136	1,948
Pensions and Employee Benefits	538	560
Net Occupancy Expense	296	291
Furniture and Equipment Expense	356	336
Intangible Amortization	49	49
Other Expense	1,192	1,232
Total Non-Interest Expense	4,567	4,416

Income Before Income Taxes	2,564	2,642
Income Tax Expense	764	783
Net Income	$ 1,800	$ 1,859

Basic Earnings Per Common Share	$ 0.21	$ .22
Diluted Earnings Per Common Share	$ 0.21	$ .22

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30,
(Dollars in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 3,301	$ 3,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696	792
Provision for loan losses	445	535
Securities (gains) and losses,net	<167>	0
(Increase) decrease in:
Income receivable	543	<219>
Other assets	<547>	54
Increase (decrease) in other liabilities	<1,266>	269
Net cash provided by operating activities	3,005	5,123

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	<274>	<22>
Net (increase) decrease in loans	<8,415>	<10,768>
Proceeds from the sale of other real estate owned	261	299
Purchase of premises and equipment	<950>	<476>
Proceeds from sale of securities available for sale	9,423	0
Proceeds from maturities of investments	30,014	11,500
Purchase of investments	<35,511>	<7,068>
Net cash provided by (used in) investing activities	<5,452>	<6,535>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,052	<1,837>
Net increase (decrease) in short-term borrowing	<946>	<1,039>
Proceeds from issuance of stock	0	6
Dividends paid	<1,876>	<1,717>
Net cash provided by (used in) financing activities	5,230	<4,587>

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS	2,783	<5,999>
Cash and cash equivalents at beginning of period	36,428	30,230
Cash and cash equivalents at end of period	$39,211	$24,231
Supplemental disclosures of cash flow information:
Interest paid in cash	$10,042	$ 9,194
Income taxes paid in cash	2,116	1,472

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

NOTE B:	The allowances for losses on loans for the six month periods ended June 30, 2001 and 2000 are summarized as follows (in thousands):

	2001		2000
Allowance for loan losses:
Balance at beginning of period	$ 4,608		$ 4,128
Provision charged to operating expense	445		535
Losses charged off	<512	>	<533	>
Recoveries	188		261
Balance at end of period	$ 4,729		$ 4,391

NOTE C:

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock, during the six month periods ended June 30, 2001 and 2000.

Diluted earnings per share for the six month periods ended June 30, 2001 and 2000 was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the six month and three month periods ended June 30, 2001 and 2000 (in thousands except per share amounts):

Six Months Ended	Income	Shares	Earnings per share
June 30, 2001
Net income	$3,301
Basic earnings per share:
Income available to common shareholders	$3,301	8,527	$0.39
Dilutive securities:
Stock option plan shares		42
Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$3,301	8,569	$0.39

Six Months Ended	Income	Shares	Earnings per share
June 30, 2000
Net income	$3,692
Basic earnings per share:
Income available to common shareholders	$3,692	8,586	$0.43
Dilutive securities:
Stock option plan shares		35
Dilutive earnings per share: Income available to common shareholders plus assumed conversions	$3,692	8,621	$0.43

Three Months Ended	Income	Shares	Earnings per share
June 30, 2001
Net income	$1,800
Basic earnings per share:
Income available to common shareholders	$1,800	8,527	$0.21
Dilutive securities:
Stock option plan shares		37
Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$1,800	8,564	$0.21

Three Months Ended	Income	Shares	Earnings per share
June 30, 2000
Net income	$1,859
Basic earnings per share:
Income available to common shareholders	$1,859	8,587	$0.22
Dilutive securities:
Stock option plan shares		27
Dilutive earnings per share: Income available to common shareholders plus assumed conversions	$1,859	8,614	$0.22

NOTE D:

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. For the six month period ended June 30, 2001, the net unrealized gain on these securities increased by $1.3 million. For the six month period ended June 30, 2000, the net unrealized loss on these securities decreased by $180 thousand. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the six month periods ended June 30, 2001 and 2000, the Company recognized an increase of $803 thousand and an increase of $113 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the six month periods ended June 30, 2001 and 2000 (in thousands):
	2001	2000
Net Income	$3,301	$3,692
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	803	113
Comprehensive income	$4,104	$3,805

NOTE E:	There have been no material changes in reported market risk since year-end.

NOTE F:	Segment Reporting

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

The results for the five reportable segments of the company are included in the following tables (in thousands):

Six Months Ended June 30, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 7,999	$ 4,296	$ 3,740	$ 2,988	$ 2,221	$ 14	$ <71>	$ 21,187
Total interest expense	3,762	1,778	1,648	1,589	1,144	2	<71>	9,852
Net interest income	4,237	2,518	2,092	1,399	1,077	12	0	11,335
Provision for loan losses	240	98	0	67	40	0	0	445
Net interest income after provision	3,997	2,420	2,092	1,332	1,037	12	0	10,890
Total noninterest income	912	513	275	268	264	923	<5>	3,150
Total noninterest expense	3,039	1,630	1,237	972	978	1,561	<5>	9,412
Income before taxes	1,870	1,303	1,130	628	323	<626>	0	4,628
Provision for income taxes	674	332	341	145	67	<232>	0	1,327
Net income	1,196	971	789	483	256	<394>	0	3,301

Other significant items:
Total assets	$216,143	$114,159	$121,007	$79,029	$56,464	$74,002	$<75,620>	$585,184
Total investment securities	34,828	29,232	41,642	19,126	13,081	0	0	137,909
Total loans, net of unearned income	161,657	72,647	58,849	54,137	39,154	0	0	386,444
Investment in subsidiaries	75	0	0	0	0	72,048	<72,123>	0
Total interest income from external customers	7,999	4,256	3,709	2,988	2,221	14	0	21,187
Total interest income from affiliates	0	40	31	0	0	0	<71>	0

Six Months Ended June 30, 2000
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 7,791	$ 4,409	$ 3,833	$ 2,915	$ 2,365	$ 10	$ <76>	$ 21,247
Total interest expense	3,515	1,780	1,557	1,480	1,065	0	<76>	9,321
Net interest income	4,276	2,629	2,276	1,435	1,300	10	0	11,926
Provision for loan losses	265	20	88	58	104	0	0	535
Net interest income after provision	4,011	2,609	2,188	1,377	1,196	10	0	11,391
Total noninterest income	633	361	291	258	262	803	<5>	2,603
Total noninterest expense	2,834	1,557	1,360	996	923	1,091	<5>	8,756
Income before taxes	1,810	1,413	1,119	639	535	<278>	0	5,238
Provision for income taxes	647	352	326	166	144	<89>	0	1,546
Net income	1,163	1,061	793	473	391	<189>	0	3,692

Other significant items:
Total assets	$202,406	$110,175	$111,045	$74,449	$57,768	$70,732	$<70,230>	$556,345
Total investment securities	33,445	34,103	42,699	16,330	13,718	0	0	140,295
Total loans, net of unearned income	152,052	68,470	55,436	52,971	39,491	0	0	368,420
Investment in subsidiaries	49	71	0	0	0	64,706	<64,826>	0
Total interest income from external customers	7,790	4,384	3,783	2,915	2,365	10	0	21,247
Total interest income from affiliates	1	25	50	0	0	0	<76>	0

Three Months Ended June 30, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 3,929	$ 2,119	$ 1,830	$ 1,512	$ 1,085	$ 4	$ <45>	$ 10,434
Total interest expense	1,779	848	802	790	539	2	<45>	4,715
Net interest income	2,150	1,271	1,028	722	546	2	0	5,719
Provision for loan losses	120	1	0	37	0	0	0	158
Net interest income after provision	2,030	1,270	1,028	685	546	2	0	5,561
Total noninterest income	499	207	139	143	124	461	<3>	1,570
Total noninterest expense	1,541	828	617	502	498	584	<3>	4,567
Income before taxes	988	649	550	326	172	<121>	0	2,564
Provision for income taxes	356	170	168	78	37	<45>	0	764
Net income	632	479	382	248	135	<76>	0	1,800

Other significant items:
Total assets	$216,143	$114,159	$121,007	$79,029	$56,464	$74,002	$<75,620>	$585,184
Total investment securities	34,828	29,232	41,642	19,126	13,081	0	0	137,909
Total loans, net of unearned income	161,657	72,647	58,849	54,137	39,154	0	0	386,444
Investment in subsidiaries	75	0	0	0	0	72,048	<72,123>	0
Total interest income from external customers	3,929	2,083	1,821	1,512	1,085	4	0	10,434
Total interest income from affiliates	0	36	9	0	0	0	<45>	0

Three Months Ended Six 30, 2000
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 4,070	$ 2,238	$ 1,924	$ 1,457	$ 1,191	$ 6	$ <47>	$ 10,839
Total interest expense	1,837	921	782	747	543	0	<47>	4,783
Net interest income	2,233	1,317	1,142	710	648	6	0	6,056
Provision for loan losses	145	20	44	34	62	0	0	305
Net interest income after provision	2,088	1,297	1,098	676	586	6	0	5,751
Total noninterest income	327	182	144	120	132	404	<2>	1,307
Total noninterest expense	1,451	783	670	498	472	544	<2>	4,416
Income before taxes	964	696	572	298	246	<134>	0	2,642
Provision for income taxes	346	170	170	75	65	<43>	0	783
Net income	618	526	402	223	181	<91>	0	1,859

Other significant items:
Total assets	$202,406	$110,175	$111,045	$74,449	$57,768	$70,732	$<70,230>	$556,345
Total investment securities	33,445	34,103	42,699	16,330	13,718	0	0	140,295
Total loans, net of unearned income	152,052	68,470	55,436	52,971	39,491	0	0	368,420
Investment in subsidiaries	49	71	0	0	0	64,706	<64,826>	0
Total interest income from external customers	4,070	2,214	1,901	1,457	1,191	6	0	10,839
Total interest income from affiliates	0	24	23	0	0	0	<47>	0

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

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4.0 million, unamortized identifiable intangible assets in the amount of $0, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $198 and $99 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2000 and June 30, 2001, and significant changes for the three month periods ended June 30, 2001 and 2000, as well as significant changes for the six month periods ended June 30, 2001 and 2000.

This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets and results of operations. Forward looking statements may be found in the Notes to Consolidated Financial Statements and the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

Financial Condition

Total assets at June 30, 2001 were $585.2 million, an increase of $8.1 million from $577.1 million at December 31, 2000. Federal funds sold increased $1.6 million and loans increased $8.1 million from December 31, 2000. These increases were funded in part by the decrease in investment securities of $2.5 million and the increase in deposits of $8.1 million from December 31, 2000. Short term borrowings decreased from $8.8 million at December 31, 2000 to $7.9 million at June 30, 2001.

Time deposits, consisting of certificates of deposit, decreased $1.7 million, or 1.2 percent. Large denomination time deposits increased $2.3 million, or 2.4 percent. Non-interest bearing demand deposits increased $1.8 million, or 2.0 percent, while interest bearing demand deposits increased $1.8 million, or 1.4 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $5.8 million, or 1.5 percent.

The Company's equity as a percent of total assets at June 30, 2001 was 12.5 percent, compared to 12.3 percent at December 31, 2000. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.1 percent, compared to 13.0 percent at year-end 2000.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $66.4 million at December 31, 2000 and $67.9 million at June 30, 2001. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $71.0 million at December 31, 2000 and $72.6 million at June 30, 2001. The Tier I and Tier II capital ratios, expressed as a percent of total risk-weighted assets, were 16.11 percent and 17.23 percent, respectively, at December 31, 2000, and 15.42 percent and 16.50 percent, respectively, at June 30, 2001. Both the December 2000 and the June 2001 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

The components of the Company's risk-based capital calculations for June 30, 2001 are shown below (dollars in thousands):

June 30, 2001
Tier I capital-Tangible Common shareholders' equity	$67,877
Tier II capital-Allowable portion of the allowance for loan losses	4,729
Total capital (Tiers I and II)	$72,606

Risk-weighted assets	$440,100
Quarterly average assets	577,122
Risk-based capital ratios:
Tier I capital	15.42%
Total capital (Tiers I and II)	16.50%

During the second quarter of 2001 the Company declared a regular quarterly dividend of $0.11 per share, payable July 2, 2001, to shareholders of record June 15, 2001.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $101.3 million at June 30, 2001. These assets represented 17.3 percent of total assets at quarter end as compared to 13.4 percent at December 31, 2000. The net change in cash and cash equivalents for the six month period ended June 30, 2001 was an increase of $2.8 million, or 7.6 percent, primarily a result of the increase in deposits of $8.1 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
	June 30,	December 31,
	2001	2000

Accruing loans 90 days or more past due	$ 150	$ 365
Loans on non-accrual	2,894	2,138
Renegotiated loans	0	0
Total non-performing loans	3,044	2,503
Other real estate owned	67	328
Total non-performing assets	$3,111	$2,831

Accruing loans 90 days or more past due as a percent of loans	0.04%	0.10%
Total non-performing loans as a percent of loans	0.79%	0.66%
Total non-performing assets as a percent of loans and other real estate owned	0.80%	0.75%

Non-performing assets increased by $280 thousand from year-end 2000. This increase was caused by an additional $756 thousand in loans on non-accrual, as all other categories of non-performing assets decreased. The increase in loans on non-accrual is primarily due to one loan; however, the Company believes it has sufficient collateral to assure collection of that loan.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

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

Results of Operations

THE SECOND QUARTER

The Company recorded net income of $1.8 million, or $0.21 per share, during the second quarter of 2001, compared to net income in the second quarter of 2000 of $1.9 million, or $0.22 per share. During the first six months of 2001 the prime lending rate decreased by 275 basis points, and the Company's interest sensitive assets repriced downward faster than interest sensitive liabilities. This caused net interest revenue to decrease by $337 thousand, or 5.6 percent, compared to second quarter 2000. Management provided $158 thousand for loan losses during the second quarter of 2001, compared to a $305 thousand provision for the second quarter of 2000. The allowances for loan losses at June 30, 2001 and December 31, 2000 as percentages of loans net of unearned income were 1.22 percent. The allowances for loan losses represented 1.55 times non-performing loans at June 30, 2001 and 1.84 times non-performing loans at December 31, 2000. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2001.

Non-interest revenue was $1.6 million for the second quarter of 2001, compared to $1.3 million for the same period in 2000, an increase of 20.1 percent, due primarily to the increase in securities gains of $24 thousand, the increase in trust income of $60 thousand and the increase in other income, charges and fees of $122 thousand. The increase in other income, charges and fees is due primarily to increased revenue for mortgage referrals.

Salary and employee benefit expense increased $166 thousand, or 6.6 percent, from the second quarter of 2000 to the second quarter of 2001, caused primarily by merit increases and increased medical insurance expense. Net occupancy expense was $296 thousand in the second quarter of 2001, an increase of $5 thousand, or 1.7 percent, from the same period of 2000. Furniture and equipment expense increased $20 thousand. The category other expense in second quarter 2001 decreased by $40 thousand, or 3.2 percent from second quarter 2000. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Income tax expense was $764 thousand for the second quarter of 2001, compared to $783 thousand for the same period in 2000. The decrease in income tax expense in 2001 compared to 2000 resulted primarily from the decrease in taxable income.

THE SIX MONTH PERIOD

The Company recorded net income of $3.3 million, or $0.39 per share, during the first six months of 2001 compared to net income in the first six months of 2000 of $3.7 million, or $0.43 per share. Total interest revenue decreased by $60 thousand despite higher levels of average interest earning assets. Interest expense increased $531 thousand, or 5.7 percent. The decrease in total net interest revenue was due primarily to the rapid decrease in interest rates since the first of the year. Management provided $445 thousand for loan losses during the first six months of 2001 compared to $535 thousand for the first six months of 2000.

Non-interest revenue was $3.2 million for the first six months of 2001, compared to $2.6 million for the same period in 2000, an increase of 21.0 percent.

Non-interest expense in the six month period was $9.4 million in 2001, an increase of $656 thousand, or 7.5 percent from 2000. Salary and employee benefits increased $304 thousand, or 6.1 percent, a result of merit increases and increased medical insurance expense. Other expense increased 312 thousand, or 12.9 percent. Substantially all of the increase is related to the canceled merger with The Peoples BancTrust Company, Inc., the costs for which totaled approximately $350 thousand.

Income tax expense was $1.3 million for the first six months of 2001, compared to $1.5 million for the same period in 2000. The decrease in income tax expense in 2001 compared to 2000 resulted primarily from lower levels of taxable income.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during their annual meeting on May 31, 2001, the election of all nominees to the Board of Directors. 6,634,098 shares of common stock, or 77.81 percent of the total shares outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
John B. Barnett, III	6,620,376	2,150	11,572	310,785
Stephen G. Crawford	6,620,376	2,150	11,572	310,785
Haniel F. Croft	6,620,376	2,150	11,572	310,785
David C. DeLaney	6,620,376	2,150	11,572	310,785
Broox G. Garrett, Jr.	6,620,376	2,150	11,572	310,785
W. Dwight Harrigan	6,620,376	2,150	11,572	310,785
James P. Hayes, Jr.	6,620,364	2,162	11,572	310,785
Clifton C. Inge	6,620,376	2,150	11,572	310,785
W. Bibb Lamar, Jr.	6,620,376	2,150	11,572	310,785
Stratton F. Lewis, Jr.	6,606,287	16,239	11,572	310,785
Richard S. Manley	6,617,376	5,150	11,572	310,785
Kenneth R. McCartha	6,616,224	6,302	11,572	310,785
Thomas E. McMillan,Jr.	6,620,376	2,150	11,572	310,785
J. Richard Miller, III	6,620,376	2,150	11,572	310,785
Harris V. Morrissette	6,620,376	2,150	11,572	310,785
J. Stephen Nelson	6,620,376	2,150	11,572	310,785
Paul D. Owens, Jr.	6,617,376	5,150	11,572	310,785
Earl H. Weaver	6,620,376	2,150	11,572	310,785

The shareholders also approved, at their May 31, 2001 annual meeting, the 2001 Incentive Compensation Plan. The vote was as follows:

For approval of the plan 6,430,179

Against approval of the plan 174,048

Abstain 29,871

Broker Non-Votes 310,785

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

On April 3, 2001 a report was filed on Form 8-K announcing that the Boards of Directors of both the Company and The Peoples BancTrust Company, Inc. had ratified the termination of the agreement and plan of merger between them.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH ALABAMA BANCORPORATION
08/13/2001	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President

08/13/2001	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer