Form 10-Q
period 2001-09-30
SOUTH ALABAMA BANCORPORATION INC
filed 2001-11-13
CIK 783739

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30,2001 or Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
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

Shares of common stock ($0.01 Par) outstanding at November 13, 2001: 8,529,791

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10 - Q

PART I. FINANCIAL INFORMATION
SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars in thousands)	September 30, 2001		December 31, 2000
ASSETS
Cash and Due from Banks	$24,446		$25,689
Federal Funds Sold	16,951		10,739
Total Cash and Cash Equivalents	41,397		36,428
Interest Bearing Deposits	1,333		816
Securities Available for Sale (at Market Value)	136,314		140,370

Loans	385,186		379,736
Less: Unearned Loan Income	<1,012	>	<1,383	>
Allowance for Loan Losses	<4,919	>	<4,608	>
Loans, Net	379,255		373,745

Premises and Equipment, Net	13,430		13,023
Accrued Income Receivable	5,206		6,073
Intangible Assets	4,031		4,180
Other Assets	2,076		2,481
Total	$583,042		$$577,116

LIABILITIES
Non-interest Bearing Demand Deposits	$85,821		$89,440
Interest Bearing Demand Deposits	128,411		126,519
Savings Deposits	36,971		31,536
Large Denomination Time Deposits (of $100 or more)	98,624		94,970
Time Deposits	141,815		144,370
Total Deposits	491,642		486,835
Short-Term Borrowings	6,959		8,815
Long-Term Debt	6,000		6,000
Other Liabilities	3,897		4,631
Total Liabilities	508,498		506,281
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000,000 Shares Outstanding 2001-8,529,761 2000-8,526,544	86		86
Capital Surplus	37,819		37,792
Retained Earnings	35,188		33,139
Accumulated Other Comprehensive Income	1,935		302
Less Treasury Stock of 60,511 Shares in 2001 and 2000, at Cost	<484	>	<484	>
Total Shareholders' Equity	74,544		70,835
Total	$583,042		$577,116

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
(Dollars in thousands, except per share amounts)
Nine Months Ended September 30,
	2001	2000
Interest Revenue:
Loans	$24,736	$25,492
Investments: Taxable	4,070	4,470
Non-Taxable	1,865	2,023
Other	478	284
Total Interest Revenue	31,149	32,269

Interest Expense:
Deposits	13,731	13,540
Short-Term Borrowings	210	444
Long-Term Debt	254	292
Total Interest Expense	14,195	14,276

Net Interest Revenue	16,954	17,993
Provision for Loan Losses	882	911
Net Interest Revenue After Provision For Loan Losses	16,072	17,082

Non-Interest Revenue:
Trust Income	1,394	1,208
Service Charges on Deposit Accounts	2,171	2,121
Securities Gains and (Losses), Net	173	2
Other Income, Charges and Fees	981	638
Total Non-Interest Revenue	4,719	3,969

Non-Interest Expense:
Salaries	6,252	5,964
Pensions and Employee Benefits	1,673	1,625
Net Occupancy Expense	919	887
Furniture and Equipment Expense	1,055	1,048
Intangible Amortization	149	149
Other Expense	3,891	3,587
Total Non-Interest Expense	13,939	13,260

Income Before Income Taxes	6,852	7,791
Income Tax Expense	1,989	2,271
Net Income	$ 4,863	$ 5,520

Basic Earnings Per Common Share	$ 0.57	$ .64
Diluted Earnings Per Common Share	$ 0.57	$ .64

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
(Dollars in thousands, except per share amounts)
Three Months Ended September 30,
	2001	2000
Interest Revenue:
Loans	$ 7,918	$ 8,808
Investments: Taxable	1,303	1,458
Non-Taxable	583	675
Other	158	81
Total Interest Revenue	9,962	11,022

Interest Expense:
Deposits	4,200	4,776
Short-Term Borrowings	57	80
Long-Term Debt	86	99
Total Interest Expense	4,343	4,955

Net Interest Revenue	5,619	6,067
Provision for Loan Losses	437	376
Net Interest Revenue After Provision For Loan Losses	5,182	5,691

Non-Interest Revenue:
Trust Income	475	409
Service Charges on Deposit Accounts	725	714
Securities Gains and (Losses), Net	6	2
Other Income, Charges and Fees	363	241
Total Non-Interest Revenue	1,569	1,366

Non-Interest Expense:
Salaries	2,074	2,038
Pensions and Employee Benefits	547	551
Net Occupancy Expense	328	314
Furniture and Equipment Expense	359	374
Intangible Amortization	50	50
Other Expense	1,169	1,177
Total Non-Interest Expense	4,527	4,504

Income Before Income Taxes	2,224	2,553
Income Tax Expense	662	725
Net Income	$ 1,562	$ 1,828

Basic Earnings Per Common Share	$ 0.18	$ .21
Diluted Earnings Per Common Share	$ 0.18	$ .21

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2001		2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,863		$5,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096		1,177
Provision for loan losses	882		911
Securities (gains) and losses,net	<173	>	<2	>
(Increase) decrease in:
Income receivable	867		<278	>
Other assets	<838	>	<196	>
Increase (decrease) in other liabilities	<734	>	1,038
Net cash provided by operating activities	5,963		8,170

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	<517	>	142
Net (increase) decrease in loans	<6,392	>	<14,746	>
Proceeds from the sale of other real estate owned	227		288
Purchase of premises and equipment	<1,333	>	<845	>
Proceeds from sale of securities available for sale	14,852		1,054
Proceeds from maturities of investments	41,011		14,259
Purchase of investments	<49,006	>	<9,165	>
Net cash provided by (used in) investing activities	<1,158	>	<9,013	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,807		10,873
Net increase (decrease) in short-term borrowing	<1,856	>	<6,414	>
Net decrease in long-term debt	0		<3,000	>
Proceeds from issuance of stock	27		6
Dividends paid	<2,814	>	<2,576	>
Net cash provided by (used in) financing activities	164		<1,111	>

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,969		<1,954	>
Cash and cash equivalents at beginning of period	36,428		30,230
Cash and cash equivalents at end of period	$$41,397		$$28,276
Supplemental disclosures of cash flow information:
Interest paid in cash	$14,474		$13,742
Income taxes paid in cash	2,784		2,180

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

NOTE B:	The allowances for losses on loans for the nine month periods ended September 30, 2001 and 2000 are summarized as follows (in thousands):

	2001		2000
Allowance for loan losses:
Balance at beginning of period	$ 4,608		$ 4,128
Provision charged to operating expense	882		911
Losses charged off	<844	>	<1,096	>
Recoveries	273		551
Balance at end of period	$ 4,919		$ 4,494

NOTE C:

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock, during the nine month periods ended September 30, 2001 and 2000.

Diluted earnings per share for the nine month periods ended September 30, 2001 and 2000 was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the nine month and three month periods ended September 30, 2001 and 2000 (in thousands except per share amounts):

Nine Months Ended	Income	Shares	Earnings per share
September 30, 2001
Net income	$4,863
Basic earnings per share:
Income available to common shareholders	$4,863	8,527	$0.57
Dilutive securities:
Stock option plan shares		40
Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$4,863	8,567	$0.57

Nine Months Ended	Income	Shares	Earnings per share
September 30, 2000
Net income	$5,520
Basic earnings per share:
Income available to common shareholders	$5,520	8,587	$0.64
Dilutive securities:
Stock option plan shares		31
Dilutive earnings per share: Income available to common shareholders plus assumed conversions	$5,520	8,618	$0.64

Three Months Ended	Income	Shares	Earnings per share
September 30, 2001
Net income	$1,562
Basic earnings per share:
Income available to common shareholders	$1,562	8,527	$0.18
Dilutive securities:
Stock option plan shares		36
Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$1,562	8,563	$0.18

Three Months Ended	Income	Shares	Earnings per share
September 30, 2000
Net income	$1,828
Basic earnings per share:
Income available to common shareholders	$1,828	8,587	$0.21
Dilutive securities:
Stock option plan shares		25
Dilutive earnings per share: Income available to common shareholders plus assumed conversions	$1,828	8,612	$0.21

NOTE D:

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. For the nine month period ended September 30, 2001, the net unrealized gain on these securities increased by $2.6 million. For the nine month period ended September 30, 2000, the net unrealized loss on these securities decreased by $1.8 million. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the nine month periods ended September 30, 2001 and 2000, the Company recognized an increase of $1.6 million and an increase of $1.2 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the nine month periods ended September 30, 2001 and 2000 (in thousands):
	2001	2000
Net Income	$4,863	$5,520
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	1,633	1,150
Comprehensive income	$6,496	$6,670

NOTE E:	There have been no material changes in reported market risk since year-end.

NOTE F:	Segment Reporting

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

The results for the five reportable segments of the company are included in the following tables (in thousands):

Nine Months Ended September 30, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 11,664	$ 6,294	$ 5,498	$ 4,448	$ 3,300	$ 26	$ <81>	$ 31,149
Total interest expense	5,336	2,554	2,388	2,345	1,651	2	<81>	14,195
Net interest income	6,328	3,740	3,110	2,103	1,649	24	0	16,954
Provision for loan losses	470	161	22	147	82	0	0	882
Net interest income After provision	5,858	3,579	3,088	1,956	1,567	24	0	16,072
Total noninterest income	1,381	710	414	444	376	1,401	<7>	4,719
Total noninterest expense	4,599	2,420	1,827	1,474	1,463	2,163	<7>	13,939
Income before taxes	2,640	1,869	1,675	926	480	<738>	0	6,852
Provision for income taxes	948	465	506	229	114	<273>	0	1,989
Net income	1,692	1,404	1,169	697	366	<465>	0	4,863

Other significant items:
Total assets	$216,774	$111,865	$117,275	$77,746	$56,514	$74,821	$<71,953>	$583,042
Total investment securities	35,130	30,061	47,038	13,711	10,374	0	0	136,314
Total loans, net of Unearned income	161,110	72,052	56,511	54,717	39,784	0	0	384,174
Investment in subsidiaries	83	0	0	0	0	71,733	<71,816>	0
Total interest income from External customers	11,664	6,248	5,463	4,448	3,300	26	0	31,149
Total interest income from Affiliates	0	46	35	0	0	0	<81>	0

Nine Months Ended September 30, 2000
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 12,000	$ 6,676	$ 5,752	$ 4,399	$ 3,540	$ 16	$ <114>	$ 32,269
Total interest expense	5,437	2,716	2,359	2,266	1,612	0	<114>	14,276
Net interest income	6,563	3,960	3,393	2,133	1,928	16	0	17,993
Provision for loan losses	495	20	102	105	189	0	0	911
Net interest income after provision	6,068	3,940	3,291	2,028	1,739	16	0	17,082
Total noninterest income	986	561	433	384	397	1,215	<7>	3,969
Total noninterest expense	4,286	2,364	2,029	1,478	1,419	1,691	<7>	13,260
Income before taxes	2,768	2,137	1,695	934	717	<460>	0	7,791
Provision for income taxes	992	530	497	238	189	<175>	0	2,271
Net income	1,776	1,607	1,198	696	528	<285>	0	5,520

Other significant items:
Total assets	$207,422	$110,707	$110,749	$74,761	$58,335	$71,710	$<70,229>	$563,455
Total investment securities	33,439	34,301	42,085	16,740	13,639	0	0	140,204
Total loans, net of unearned income	155,298	69,640	55,055	52,552	39,580	0	0	372,125
Investment in subsidiaries	59	71	0	0	0	68,529	<68,659>	0
Total interest income from external customers	11,998	6,628	5,688	4,399	3,540	16	0	32,269
Total interest income from affiliates	2	48	64	0	0	0	<114>	0

Three Months Ended September 30, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 3,665	$ 1,998	$ 1,758	$ 1,460	$ 1,079	$ 12	$ <10>	$ 9,962
Total interest expense	1,574	776	740	756	507	0	<10>	4,343
Net interest income	2,091	1,222	1,018	704	572	12	0	5,619
Provision for loan losses	230	63	22	80	42	0	0	437
Net interest income after provision	1,861	1,159	996	624	530	12	0	5,182
Total noninterest income	469	197	139	176	112	478	<2>	1,569
Total noninterest expense	1,560	790	590	502	485	602	<2>	4,527
Income before taxes	770	566	545	298	157	<112>	0	2,224
Provision for income taxes	274	133	165	84	47	<41>	0	662
Net income	496	433	380	214	110	<71>	0	1,562

Other significant items:
Total assets	$216,774	$111,865	$117,275	$77,746	$56,514	$74,821	$<71,953>	$583,042
Total investment securities	35,130	30,061	47,038	13,711	10,374	0	0	136,314
Total loans, net of unearned income	161,110	72,052	56,511	54,717	39,784	0	0	384,174
Investment in subsidiaries	83	0	0	0	0	71,733	<71,816>	0
Total interest income from external customers	3,665	1,992	1,754	1,460	1,079	12	0	9,962
Total interest income from affiliates	0	6	4	0	0	0	<10>	0

Three Months Ended September 30, 2000
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 4,209	$ 2,267	$ 1,919	$ 1,484	$ 1,175	$ 6	$ <38>	$ 11,022
Total interest expense	1,922	936	802	786	547	0	<38>	4,955
Net interest income	2,287	1,331	1,117	698	628	6	0	6,067
Provision for loan losses	230	0	14	47	85	0	0	376
Net interest income after provision	2,057	1,331	1,103	651	543	6	0	5,691
Total noninterest income	353	200	142	126	135	412	<2>	1,366
Total noninterest expense	1,452	807	669	482	496	600	<2>	4,504
Income before taxes	958	724	576	295	182	<182>	0	2,553
Provision for income taxes	345	178	171	72	45	<86>	0	725
Net income	613	546	405	223	137	<96>	0	1,828

Other significant items:
Total assets	$207,422	$110,707	$110,749	$74,761	$58,335	$71,710	$<70,229>	$563,455
Total investment securities	33,439	34,301	42,085	16,740	13,639	0	0	140,204
Total loans, net of unearned income	155,298	69,640	55,055	52,552	39,580	0	0	372,125
Investment in subsidiaries	59	71	0	0	0	68,529	<68,659>	0
Total interest income from external customers	4,208	2,244	1,905	1,484	1,175	6	0	11,022
Total interest income from affiliates	1	23	14	0	0	0	<38>	0

NOTE G:

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No.142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

Any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $4.0 million, unamortized identifiable intangible assets in the amount of $0, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements Nos. 141 and 142. Amortization expense related to goodwill was $198 and $149 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements Nos.141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operations of a long-lived asset, except for certain obligations of lessees. Companies shall recognize the fair value of a liability or an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The Statement shall be effective for financial statements issued for fiscal years beginning after June 15 2002. Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity's fiscal year. Management does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial position or consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realization value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in disposal transactions. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Early application is encouraged. Management does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial position or consolidated results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, First National Bank, Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2000 and September 30, 2001, and significant changes for the three month periods ended September 30, 2001 and 2000, as well as significant changes for the nine month periods ended September 30, 2001 and 2000.

This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Consolidated Financial Statements and the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others, the stability of interest rates, the rate of growth of the economy in the Company's market area, the success of the Company's marketing efforts, the ability to expand into new segments of the market area, competition, changes in technology, the strength of the consumer and commercial credit sectors, levels of consumer confidence, the impact of regulation applicable to the Company, and the performance of stock and bond markets.

Financial Condition

Total assets at September 30, 2001 were $583.0 million, an increase of $5.9 million from $577.1 million at December 31, 2000. Federal funds sold increased $6.2 million and loans increased $5.5 million from December 31, 2000. These increases were funded in part by the decrease in investment securities of $4.1 million and the increase in deposits of $4.8 million from December 31, 2000. Short term borrowings decreased from $8.8 million at December 31, 2000 to $7.0 million at September 30, 2001.

Time deposits, consisting of certificates of deposit, decreased $2.6 million, or 1.8 percent. Large denomination time deposits increased $3.7 million, or 3.8 percent. Non-interest bearing demand deposits decreased $3.6 million, or 4.0 percent, while interest bearing demand deposits increased $1.9 million, or 1.5 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $1.2 million, or 0.3 percent.

The Company's equity as a percent of total assets at September 30, 2001 was 12.8 percent, compared to 12.3 percent at December 31, 2000. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.3 percent, compared to 13.0 percent at year-end 2000.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $66.4 million at December 31, 2000 and $68.6 million at September 30, 2001. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $71.0 million at December 31, 2000 and $73.4 million at September 30, 2001. The Tier I and Tier II capital ratios, expressed as a percent of total risk-weighted assets, were 16.11 percent and 17.23 percent, respectively, at December 31, 2000, and 15.57 percent and 16.65 percent, respectively, at September 30, 2001. Both the December 2000 and the September 2001 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

The components of the Company's risk-based capital calculations for September 30, 2001 are shown below (dollars in thousands):

September 30, 2001
Tier I capital-Tangible Common shareholders' equity	$68,578
Tier II capital-Allowable portion of the allowance for loan losses	4,775
Total capital (Tiers I and II)	$73,353

Risk-weighted assets	$440,462
Quarterly average assets	571,816
Risk-based capital ratios:
Tier I capital	15.57%
Total capital (Tiers I and II)	16.65%

During the second quarter of 2001 the Company declared a regular quarterly dividend of $0.11 per share, payable October 1, 2001, to shareholders of record September 15, 2001.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $103.4 million at September 30, 2001. These assets represented 17.7 percent of total assets at quarter end as compared to 13.4 percent at December 31, 2000. The net change in cash and cash equivalents for the nine month period ended September 30, 2001 was an increase of $5.0 million, or 13.6 percent, primarily a result of the increase in deposits of $4.8 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Reserve discount window operations, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

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
Summary of Non-Performing Assets
(Dollars in Thousands)
	September 30,	December 31,
	2001	2000

Accruing loans 90 days or more past due	$ 485	$ 365
Loans on non-accrual	2,491	2,138
Renegotiated loans	0	0
Total non-performing loans	2,976	2,503
Other real estate owned	101	328
Total non-performing assets	$3,077	$2,831

Accruing loans 90 days or more past due as a percent of loans	0.13%	0.10%
Total non-performing loans as a percent of loans	0.77%	0.66%
Total non-performing assets as a percent of loans and other real estate owned	0.80%	0.75%

Non-performing assets increased by $246 thousand from year-end 2000. This increase was caused primarily by an additional $353 thousand in loans on non-accrual. The increase in loans on non-accrual is primarily due to one loan; however, the Company believes it has sufficient collateral to assure collection of that loan.

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

Results of Operations

THE THIRD QUARTER

The Company recorded net income of $1.6 million, or $0.18 per share, during the third quarter of 2001, compared to net income in the third quarter of 2000 of $1.8 million, or $0.21 per share. Since September 2000 the prime lending rate has decreased by 450 basis points, and the Company's interest sensitive assets repriced downward faster than interest sensitive liabilities. This caused net interest revenue to decrease by $448 thousand, or 7.4 percent, compared to third quarter 2000. Management provided $437 thousand for loan losses during the third quarter of 2001, compared to a $376 thousand provision for the third quarter of 2000. The allowances for loan losses at September 30, 2001 and December 31, 2000 as percentages of loans net of unearned income were 1.28 percent and 1.22 percent, respectively,. The allowances for loan losses represented 1.65 times non-performing loans at September 30, 2001 and 1.84 times non-performing loans at December 31, 2000. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2001.

Non-interest revenue was $1.6 million for the third quarter of 2001, compared to $1.4 million for the same period in 2000, an increase of 14.9 percent, due primarily to the increase in trust income of $66 thousand and the increase in other income, charges and fees of $122 thousand. The increase in other income, charges and fees is due primarily to increased revenue from mortgage loan referrals fees.

Salary and employee benefit expense increased by $32 thousand, or 1.2 percent, from the third quarter of 2000 to the third quarter of 2001, caused primarily by merit increases and increased medical insurance expense. Net occupancy expense was $328 thousand in the third quarter of 2001, an increase of $14 thousand, or 4.5 percent, from the same period of 2000. Furniture and equipment expense decreased $15 thousand. The category other expense in third quarter 2001 decreased by $8 thousand. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Income tax expense was $662 thousand for the third quarter of 2001, compared to $725 thousand for the same period in 2000. The decrease in income tax expense in 2001 compared to 2000 resulted primarily from the decrease in taxable income.

THE NINE MONTH PERIOD

The Company recorded net income of $4.9 million, or $0.57 per share, during the first nine months of 2001 compared to net income in the first nine months of 2000 of $5.5 million, or $0.64 per share. Total interest revenue decreased by $1.1 million despite higher levels of average interest earning assets. Interest expense decreased $81 thousand, or 0.6 percent. The decrease in total net interest revenue was due primarily to the rapid decrease in interest rates since the first of the year. Management provided $882 thousand for loan losses during the first nine months of 2001 compared to $911 thousand for the first nine months of 2000.

Non-interest revenue was $4.7 million for the first nine months of 2001, compared to $4.0 million for the same period in 2000, an increase of 18.9 percent. This increase is primarily attributable to the increase in trust revenue of $186 thousand, or 15.4 percent, and to the increase in mortgage loan referral fees.

Non-interest expense in the nine month period was $13.9 million in 2001, an increase of $679 thousand, or 5.1 percent from 2000. Salary and employee benefits increased $336 thousand, or 4.4 percent, a result of merit increases and increased medical insurance expense. Other expense increased $304 thousand, or 8.5 percent. Substantially all of the increase is related to the canceled merger with The Peoples BancTrust Company, Inc., the costs for which totaled approximately $350 thousand.

Income tax expense was $2.0 million for the first nine months of 2001, compared to $2.3 million for the same period in 2000. The decrease in income tax expense in 2001 compared to 2000 resulted primarily from lower levels of taxable income.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

On October 2, 2001 a report was filed on Form 8-K reporting the authorization by the Board of Directors of a common stock repurchase program calling for the repurchase of up to 425,000 shares, or approximately 5%, of the Registrant's outstanding shares, based on 8,529,761 shares outstanding as of September 28, 2001.

On November 5, 2001 a report was filed on Form 8-K reporting that on November 2, 2001, South Alabama Bancorporation, Inc. and Gulf Coast Community Bancshares, Inc. announced that they had reached an agreement in principle whereby Gulf Coast would merge into South Alabama.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH ALABAMA BANCORPORATION
11/13/2001	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President

11/13/2001	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer