Form 10-K
period 2001-12-31
SOUTH ALABAMA BANCORPORATION INC
filed 2002-03-28
CIK 783739

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001          Commission File No. 0-15423

                               ------------------

                       SOUTH ALABAMA BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                Alabama                                     63-0909434
        (State of Incorporation)               (IRS Employer Identification No.)

        100 Saint Joseph Street
        P. O. Box 3067
        Mobile, Alabama 36652                              251-431-7800
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

                  Yes  X                    No
                      ---                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 21, 2002 (assuming that all officers, directors and 5% shareholders are affiliates): $64,278,992

Shares of Common Stock ($.01 Par) outstanding at March 21, 2002: 8,366,891

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II and portions of the Proxy Statement for the 2002 annual meeting are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     Part I
                                     ------

Item 1.  Business
-----------------

General
-------

         South Alabama Bancorporation, Inc. ("South Alabama") is the parent company and owner of 100% of the stock of South Alabama Bank (the "Mobile Bank"), headquartered in Mobile, Alabama, BankTrust of Brewton, formerly First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama, The Commercial Bank of Demopolis (the "Demopolis Bank"), headquartered in Demopolis, Alabama, Sweet Water State Bank (the "Sweet Water Bank"), headquartered in Sweet Water, Alabama, and South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. South Alabama is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose.

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

         South Alabama's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning South Alabama and its subsidiaries as of December 31, 2001./1/

============================================================================================================================
                    Monroeville                                                       Sweet        Trust      South Alabama
                        Bank       Brewton Bank    Mobile Bank    Demopolis Bank    Water Bank    Company    Consolidated/1/
----------------------------------------------------------------------------------------------------------------------------
Banking Offices           3              3              9               2                3           2              20
----------------------------------------------------------------------------------------------------------------------------

Employees                34             53             90              32               30          20             259
----------------------------------------------------------------------------------------------------------------------------

Percent of              100%           100%           100%            100%             100%        100%             -
Ownership
----------------------------------------------------------------------------------------------------------------------------

Loans (Net)        $ 52,011,000    $ 71,658,000    $160,921,000    $55,000,000      $37,395,000     n/a        $376,985,000
----------------------------------------------------------------------------------------------------------------------------

Investments        $ 55,377,000    $ 29,592,000    $ 33,299,000    $16,157,000      $11,931,000     n/a        $146,356,000
---------------------------------------------------------------------------------------------------------------------------

Total Assets       $118,619,000    $127,145,000    $216,461,000    $77,582,000      $56,035,000  $2,140,000    $592,372,000
---------------------------------------------------------------------------------------------------------------------------

Deposits           $ 99,991,000    $110,564,000    $179,007,000    $62,686,000      $49,597,000     n/a        $501,477,000
---------------------------------------------------------------------------------------------------------------------------

Equity Capital     $ 18,038,000    $ 15,340,000    $ 23,526,000    $ 8,160,000      $ 6,195,000  $1,965,000    $ 73,914,000
===========================================================================================================================

-----------------------

        /1/ Amounts include the accounts of South Alabama and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

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

         On December 7, 2001, South Alabama entered into and announced an agreement and plan of merger with Gulf Coast Community Bancshares, Inc. The merger agreement was filed as an exhibit to South Alabama's registration statement on Form S-4 filed on January 31, 2002. This merger is subject to approval by Gulf Coast's shareholders and to certain other conditions, but, assuming shareholder approval, South Alabama expects to complete this merger in April of 2002.

Information Incorporated by Reference
-------------------------------------

         Additional information concerning the business of South Alabama is set forth in the Annual Report to Shareholders for the year ended December 31, 2001 at pages 7-21 and is incorporated herein by reference.

Operations of Subsidiaries
--------------------------

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

         The Brewton Bank operates three offices located in and around Brewton. The Mobile Bank has nine banking offices, one of which is located inside a supermarket. Five of the Mobile Bank's offices are within the corporate limits of the City of Mobile, one is in Mobile County, one is in the City of Foley, one is in the City of Gulf Shores, and one is in the City of Daphne. The Mobile Bank closed one grocery store branch in 2001 as a result of the closing of the grocery store in which the branch was located. The Monroeville Bank currently operates two offices in Monroeville. The Demopolis Bank operates two banking offices in and around the City of Demopolis. The Sweet Water Bank operates one banking office in Sweet Water, one in Linden and one in Thomasville.

Markets Served
--------------

  The Brewton Bank
  ----------------

     The primary service area of the Brewton Bank is a 15 mile radius of Brewton, in Escambia County. Escambia County's population is about 38,400, of whom approximately 8,000 reside in Brewton and East Brewton. Manufacturing employs the greatest number of workers in the county. Government and the wholesale and retail trade also employ a significant number of workers. The largest employer in the trade area is Jefferson Smurfit Corp., employing approximately 580 workers. T. R. Miller Mill Co., a lumber manufacturer, is the second largest employer with approximately 455 workers. The area has a 160 acre industrial park which includes all necessary utilities. Brewton Municipal Airport serves commuter air travel, and commercial air service is available in nearby Pensacola, Florida. CSX Transportation provides railroad carrier services, and the City of Brewton is served by two bus lines.

  The Mobile Bank
  ---------------

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

         The economy of Mobile County is significantly tied to educational institutions and medical service providers. The largest employers are engaged in providing health care services, education, production of chemicals, production of nylon and rayon, processing retail catalogue orders and manufacture of piston aircraft engines. Southwest Alabama, including Mobile County, has been the major oil and gas producing region in Alabama for many years. The seafood industry and ship building and repair industry also make significant contributions to the economy of the area. The Port of Mobile, Alabama's only port, is one of the nation's busiest in tons of cargo handled, and through it the City is served by more than 135 steamship lines.

         The economy of Baldwin County is growing at a fast pace. Many businesses are expanding into Baldwin County because of the increase in the number of new residents in this area in the last several years.

  The Monroeville Bank
  --------------------

         The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 24,300, of whom about 8,500 reside in Monroeville.

         The county economy relies heavily on a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,200, is the largest single employer. Timber-related industry, including Alabama River Pulp, Alabama Pine Pulp, Alabama River Woodlands, Stallworth Timber Company, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs approximately 1,580.

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

  The Demopolis Bank
  ------------------

         The Demopolis Bank's main office and one branch are located in Demopolis, with its primary service area extending in a 15 mile radius of Demopolis. This service area includes portions of 5 counties and has a population of approximately 19,000. Demopolis is located in Marengo County, which has a population of approximately 23,000, about 8,500 of which reside in Demopolis.

         The economy in and around Demopolis is primarily comprised of a mix of forest products businesses, including a paper mill and several sawmills. The Demopolis area is also home to a cement plant, an Alabama Power steam plant, a trucking corporation with approximately 500 trucks, a textile plant and various agricultural, cattle and catfish farming operations.

         Demopolis has a 172 acre industrial park with two locations. Both locations have railroad access, and one has access to the Tennessee-Tombigbee Waterway. Demopolis has a 5,000 foot lighted runway airport which accommodates corporate jets. The Demopolis area offers the Demopolis Lake for fishing, watersports and camping. Demopolis has a 300 acre Sportsplex with athletic fields, playgrounds, a walking track and an 18 hole golf course.

  The Sweet Water Bank
  --------------------

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

  The Trust Company
  -----------------

         The Trust Company was established to provide trust services throughout the market areas served by the subsidiary Banks, and any market area served by a subsidiary Bank is a potential market area of the Trust Company. Prior to the establishment of the Trust Company in January, 1998, the Mobile Bank and the Brewton Bank both operated trust departments which served their respective market areas. The Trust Company was formed by combining these trust departments, and, as a result, the Trust Company currently serves customers primarily in the market areas served by the Mobile and Brewton Banks. South Alabama intends, and the Trust Company is working, to expand the Trust Company's presence in the markets served by all subsidiary Banks.

Competition
-----------

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

  The Brewton Bank
  ----------------

         There are eight banks based in the Brewton Bank's market area. A total of eight financial institutions are located in Escambia County. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 22.14 percent. The second and third largest banks in the county have market shares of approximately 18.93 percent and 17.01 percent, respectively.

  The Mobile Bank
  ---------------

         The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 3.97 percent in Mobile County and 1.00 percent in Baldwin County. There are currently 13 commercial banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with either statewide or regional bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

  The Monroeville Bank
  --------------------

         The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 37.84 percent. Currently there are five commercial banks, including one bank owned by a statewide holding company, in Monroe County.

  The Demopolis Bank
  ------------------

         The Demopolis Bank is the third largest bank in terms of deposits in Marengo County with a market share of approximately 17.66 percent. Currently there are six commercial banks, including one bank owned by a state-wide holding company, in Marengo County. A locally owned and operated bank is the largest bank in Marengo County and has a market share of deposits of approximately 43.66 percent.

  The Sweet Water Bank
  --------------------

         The Sweet Water Bank is the only bank in Sweet Water and is behind the Demopolis Bank at fourth largest in total deposit market share in Marengo County, with 10.53 percent of total deposits in Marengo County. The Thomasville branch holds 3.23 percent of Clarke County's deposit market share. Between the two counties, the Sweet Water Bank faces competition from nine banks including one bank in Marengo County owned by a statewide holding company. The two largest banks in the Sweet Water Bank's market are locally owned, one in Marengo County with 44.44 percent of the deposit market and one in Clarke County with 56.02 percent of the deposit market.

  The Trust Company
  -----------------

         The Trust Company faces significant competition for trust customers from statewide and regional bank holding companies, which have greater resources available for marketing and promotion and offer services in broader market areas. The Trust Company also competes with brokerage firms and mutual fund companies. In addition, investment advisory firms, attorneys, accountants and life insurance professionals offer services similar to those provided by the Trust Company and therefore can be seen as competitors of the Trust Company. At year end 2001, the Trust Company had approximately 1,016 accounts holding assets in excess of $468 million.

 Supervision and Regulation
 --------------------------

         South Alabama is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. Activities expressly found by the Board of Governors, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as acting as a fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, and the leasing of real and personal property, are excepted from this prohibition.

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

         As subsidiary banks, the Banks are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As a national banking institution, the Brewton Bank was subject to federal banking laws and to supervision and regular examination by the Office of the Comptroller of the Currency, but at the end of 2001 the Brewton Bank converted from a national charter to an Alabama state charter. The Mobile Bank, the Monroeville Bank, the Demopolis Bank, the Sweet Water Bank and now the Brewton Bank are state banks, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking, the FDIC, and the Federal Reserve.

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

Recent Legislation
------------------

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

         The Company does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company. In addition, because, assuming the Company chooses and is able to become a Financial Holding Company, it may only be acquired by Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

         The Company has not filed a written declaration with the Board of Governors of the Federal Reserve System to become a financial holding company and has no present intent to do so.

Item 2.  Properties
-------------------

         South Alabama and the Mobile Bank occupy leased premises located in downtown Mobile, Alabama consisting of a building complex of approximately 30,000 square feet. The primary term of the lease of the building complex expires December 31, 2005. The Bank has an option to extend the term of this lease for three additional terms of five years each.

         In addition to the downtown office, the Mobile Bank operates five full service branch offices at various locations in Mobile County. The banking premises of two branches are owned in fee, while three branches, one of which is located inside a supermarket, are leased for varying periods through 2013. The Mobile Bank operates three full service branch offices and owns one undeveloped parcel in Baldwin County (which it plans to sell), all of which are owned in fee.

         The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.

         The Monroeville Bank's main office, containing approximately 20,402 square feet, of which approximately 4,000 square feet is rented to a law firm, is located in Monroeville, Alabama. In addition, the Monroeville Bank operates one other branch in the city of Monroeville. It also owns a 3,350 square foot building in Peterman, which is located approximately five miles north of Monroeville. All three locations are owned in fee by the Monroeville Bank. South Alabama closed the Peterman branch of the Monroeville Bank on March 1, 2001 and plans to hold the location for future use.

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

Item 3.  Legal Proceedings
--------------------------

         As of the date of this report there were no material pending legal proceedings to which South Alabama or any of the Banks or the Trust Company was a party.

Optional Item.  Executive Officers of the Registrant
----------------------------------------------------

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

Name, Age and Office(s) with                           Other Positions with
        South Alabama                                      South Alabama
----------------------------                           --------------------

J. Stephen Nelson--age 64(1)                           Director (since 1993)
 Chairman (since 1993)

W. Bibb Lamar, Jr.--age 58(2)                          Director (since 1989)
 President and CEO (since 1989)

John B. Barnett, III--age 49(3)
 Executive Vice President (since 1996)                 Director (since 1996)

W. Gaillard Bixler -age 56(4)                          None
 Executive Vice President & Chief Operating
 Officer (since 1993)

F. Michael Johnson--age 56(5)                          None
 Chief Financial Officer & Secretary (since 1993)

J. Olen Kerby, Jr.--age 47(6)
Executive Vice President (since 1999)                  None

Stratton F. Lewis, Jr.--age 52(7)
Executive Vice President (since 1999)                  Director (since 1999)

--------------

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

                                     Part II
                                     -------

Item 5.  Market for the Registrant's Common Equity and
------------------------------------------------------
                  Related Stockholder Matters
                  ---------------------------

         The information called for by Item 5 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2001 at page 24 under the heading "Market Prices and Cash Dividends Per Share" and is incorporated herein by reference.

Item 6.           Selected Financial Data
-----------------------------------------

         The information called for by Item 6 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2001 at page 23 under the heading "Selected Financial Data" and is incorporated herein by reference.

Item 7.           Management's Discussion and Analysis of Financial
-------------------------------------------------------------------
                  Condition and Results of Operation
                  ----------------------------------

         The information called for by Item 7 is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2001 at pages 7-21 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------------

         The information required by this Item 7A is included in South Alabama's Annual Report to Shareholders for the year ended December 31, 2001 at pages 12 and 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein pursuant to
Item 7 above.

Item 8.           Financial Statements and Supplementary Data
-------------------------------------------------------------

         The information called for by Item 8, is set forth in South Alabama's Annual Report to Shareholders for the year ended December 31, 2001 at page 22 and at pages 25-50 and is incorporated herein by reference.

Item 9.           Changes in and Disagreements with Accountants on
------------------------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

         None.

                                   Part III
                                   --------

Item 10.          Directors and Executive Officers of the Registrant
--------------------------------------------------------------------

         A portion of the information called for by Item 10 is set forth above in an Optional Item in Part I. The balance of the information called for by Item 10 is set forth in South Alabama's Proxy Statement for the 2002 annual meeting under the captions "VOTING SECURITIES-- Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 11.          Executive Compensation
----------------------------------------

         The information called for by Item 11 is set forth in South Alabama's Proxy Statement for the 2002 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners
-----------------------------------------------------------------
                  and Management
                  --------------

         The information called for by Item 12 is set forth in South Alabama's Proxy Statement for the 2002 annual meeting under the caption "VOTING SECURITIES--Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
----------------------------------------------------------------

         The information called for by Item 13 is set forth in South Alabama's Proxy Statement for the 2002 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

                                     Part IV
                                     -------

Item 14.          Exhibits, Financial Statement Schedules, and
--------------------------------------------------------------
                  Reports on Form 8-K
                  -------------------

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries, and Report of Independent Auditors, included in the registrant's Annual Report to Shareholders for the year ended December 31, 2001, a copy of which is included as an exhibit to this report, are incorporated herein by reference:

          Independent Auditors' Report.

          Consolidated Statements of Condition as of December 31, 2001 and 2000.

          Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements.


(a)     2.     Financial Statement Schedules

                      None.

(a)     3.     Exhibits:

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

               .1 Agreement and Plan of Merger, dated as of December 7, 2001, by and between South Alabama and Gulf Coast Community Bancshares, Inc., filed as Appendix A to South Alabama's registration statement on Form S-4 filed on January 31, 2002 (No. 33-81838), is incorporated herein by reference.

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

               .23 *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

               .24 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and John B. Barnett, III, filed as Exhibit (10).29 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

               .25 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between South Alabama and Haniel F. Croft filed as Exhibit (10).30 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

               .26 Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and South Alabama Bank, filed as Exhibit
                    10.29 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

               .27 *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

               .28 *South Alabama Bancorporation Employee Savings and Profit Sharing Plan, filed as Exhibit 10.31 to South Alabama's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

               .29 South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan filed as Appendix B to South Alabama's Proxy Statement on Schedule 14A filed on April 30, 2001 (No. 0-15423), is incorporated herein by reference.

               .30 Agreement and Plan of Merger, dated as of January 17, 2001, by and between South Alabama and the Peoples BancTrust Company, Inc., filed as Exhibit 2.1 on Form 8-K filed on January 17, 2001 (No. 0-15423), is incorporated herein by reference.

               .31 Termination Agreement, dated as March 27, 2001, by and between South Alabama and the Peoples BancTrust Company, Inc., filed as Exhibit 2.1 on Form 8-K filed on March 27, 2001 (No. 0-15423), is incorporated herein by reference.

               .32 Agreement and Plan of Merger, dated as of December 7, 2001, by and between South Alabama and Gulf Coast Community Bancshares, Inc., filed as Appendix A to South Alabama's registration statement on Form S-4 filed on January 31, 2002 (No. 33-81838), is incorporated herein by reference.

----------
* Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

          (13) Annual report to security holders.

               .1 2001 Annual Report of South Alabama Bancorporation, Inc. (Such annual report, except for those portions expressly incorporated by reference, is furnished solely for the information of the Commission and is not deemed to be "filed" as part of this report.)

          (21) Subsidiaries of the registrant.

               .1 Subsidiaries of South Alabama Bancorporation, Inc., filed as Exhibit (21).l to South Alabama's annual report on Form 10-K for the year 1999 (No. 0-15423), is incorporated herein by reference.

          (23) Consents

               .1   Consent of Arthur Andersen LLP

          (99) Additional Exhibits

               .1   Letter to Securities and Exchange Commission

(b)       Reports on Form 8-K

               .1 Current Report on Form 8-K filed on January 18, 2001 announcing a definitive merger agreement between South Alabama and The Peoples BancTrust Company, Inc.

               .2 Current Report on Form 8-K filed on March 28, 2001 announcing termination of the merger agreement between South Alabama and The Peoples BancTrust Company, Inc.

               .3 Current Report on Form 8-K filed on April 3, 2001 announcing Board ratification of the termination announced on March 28, 2001.

               .4 Current Report on Form 8-K filed on October 2, 2001 announcing South Alabama's common stock repurchase program.

               .5 Current Report on Form 8-K filed on November 5, 2001 announcing an agreement in principle with respect to a merger of Gulf Coast Community Bancshares, Inc. and South Alabama.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOUTH ALABAMA BANCORPORATION, INC.



                                              By: /s/   F. MICHAEL JOHNSON
                                                 ------------------------------
                                                        F. Michael Johnson
                                                        Chief Financial Officer
                                                        and Secretary

Dated: March 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                          Title                           Date
       ----                          -----                           ----

/s/ W. BIBB LAMAR, JR.
------------------------------    President and                  March 25, 2002
W. Bibb Lamar, Jr.                CEO (Principal
                                  executive officer)

/s/ F. MICHAEL JOHNSON
------------------------------    Chief Financial Officer        March 25, 2002
F. Michael Johnson                and Secretary
                                  (Principal financial and
                                  accounting officer)

/s/ JOHN B. BARNETT, III
------------------------------    Director, Executive            March 27, 2002
John B. Barnett, III              Vice President



------------------------------    Director
Stephen G. Crawford


/s/ HANIEL F. CROFT                                              March 27, 2002
------------------------------    Director
Haniel F. Croft

/s/ DAVID C. DE LANEY
------------------------------    Director                       March 26, 2002
David C. De Laney

/s/ BROOX G. GARRETT, JR.
------------------------------    Director                       March 26, 2002
Broox G. Garrett, Jr.

/s/ W. DWIGHT HARRIGAN
------------------------------    Director                       March 26, 2002
W. Dwight Harrigan


------------------------------    Director
James P. Hayes, Jr.


------------------------------    Director
Clifton C. Inge

/s/ W. BIBB LAMAR, JR.                                          March 25, 2002
------------------------------    Director
W. Bibb Lamar, Jr.

/s/ STRATTON F. LEWIS, JR.                                      March 26, 2002
------------------------------    Director
Stratton F. Lewis, Jr.


------------------------------    Director
Richard S. Manley


------------------------------    Director
Kenneth R. McCartha

/s/ THOMAS E. McMILLAN, JR.                                     March 26, 2002
------------------------------    Director
Thomas E. McMillan, Jr.


------------------------------    Director
J. Richard Miller, III


------------------------------    Director
Harris V. Morrissette

/s/ J. STEPHEN NELSON                                           March 26, 2002
------------------------------    Director and Chairman
J. Stephen Nelson

/s/ PAUL D. OWENS, JR.                                          March 27, 2002
------------------------------    Director
Paul D. Owens, Jr.

/s/ EARL H. WEAVER                                              March 26, 2002
------------------------------    Director
Earl H. Weaver