Form 10-Q
period 2002-03-31
SOUTH ALABAMA BANCORPORATION INC
filed 2002-05-15
CIK 783739

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31,2002 or

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

Shares of common stock ($0.01 Par) outstanding at May 14, 2002: 8,748,559

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

INDEX TO FORM 10 - Q

PART I. FINANCIAL INFORMATION
SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars and shares in thousands)	March 31, 2002		December 31, 2001
ASSETS
Cash and Due from Banks	$24,112		$25,482
Federal Funds Sold	31,611		16,387
Total Cash and Cash Equivalents	55,723		41,869
Interest Bearing Deposits	1,397		1,633
Securities Available for Sale (at Market Value)	151,955		146,356

Loans	376,544		383,261
Less: Unearned Loan Income	<697	>	<948	>
Allowance for Loan Losses	<5,414	>	<5,328	>
Loans, Net	370,433		376,985

Premises and Equipment, Net	14,177		13,918
Accrued Income Receivable	4,554		4,868
Intangible Assets	3,981		3,981
Other Assets	3,070		2,762
Total	$605,290		$$592,372

LIABILITIES
Non-interest Bearing Demand Deposits	$84,667		$99,636
Interest Bearing Demand Deposits	145,411		132,234
Savings Deposits	38,115		35,583
Large Denomination Time Deposits (of $100 or more)	107,863		93,481
Other Time Deposits	138,417		140,543
Total Deposits	514,473		501,477
Short-Term Borrowings	8,746		7,614
Long-Term Debt	6,000		6,000
Other Liabilities	3,598		3,367
Total Liabilities	532,817		518,458
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2002-8,592 2001-8,592	86		86
Capital Surplus	37,827		37,828
Retained Earnings	36,319		35,614
Accumulated Other Comprehensive Income	258		880
Less Treasury Stock of 225 Shares in
2002 and 62 in 2001, at Cost	<2,017	>	<494	>
Total Shareholders' Equity	72,473		73,914
Total	$605,290		$592,372

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
(Dollars in thousands, except per share amounts)
Three Months Ended March 31,
	2002	2001
Interest Revenue:
Loans	$ 6,497	$ 8,542
Investments: Taxable	1,380	1,390
Non-Taxable	608	660
Other	89	161
Total Interest Revenue	8,574	10,753

Interest Expense:
Deposits	2,882	4,963
Short-Term Borrowings	19	91
Long-Term Debt	75	83
Total Interest Expense	2,976	5,137

Net Interest Revenue	5,598	5,616
Provision for Loan Losses	186	287
Net Interest Revenue After Provision For Loan Losses	5,412	5,329

Non-Interest Revenue:
Trust Income	503	459
Service Charges on Deposit Accounts	684	679
Securities Gains and (Losses), Net	1	143
Other Income, Charges and Fees	442	299
Total Non-Interest Revenue	1,630	1,580

Non-Interest Expense:
Salaries	2,102	2,042
Pensions and Employee Benefits	509	588
Net Occupancy Expense	307	295
Furniture and Equipment Expense	386	340
Intangible Amortization	0	50
Other Expense	1,350	1,530
Total Non-Interest Expense	4,654	4,845

Income Before Income Taxes	2,388	2,064
Income Tax Expense	675	563
Net Income	$ 1,713	$ 1,501

Basic Earnings Per Common Share	$ 0.20	$ .18
Diluted Earnings Per Common Share	$ 0.20	$ .18

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,713		$1,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404		343
Provision for loan losses	186		287
Securities (gains) and losses,net	<1	>	<143	>
(Increase) decrease in:
Income receivable	314		375
Other assets	<197	>	<317	>
Increase in other liabilities	229		630
Net cash provided by operating activities	2,648		2,676

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	236		<79	>
Net (increase) decrease in loans	6,366		<4,028	>
Proceeds from the sale of other real estate owned	262		16
Purchase of premises and equipment	<606	>	<649	>
Proceeds from sale of securities available for sale	1,137		6,831
Proceeds from maturities of investments	12,270		15,379
Purchase of investments	<20,057	>	<18,156	>
Net cash used in investing activities	<392	>	<686	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,996		14,050
Net increase (decrease) in short-term borrowing	1,132		<3,813	>
Purchase of treasury stock	<1,523	>	0
Dividends paid	<1,007	>	<937	>
Net cash provided by financing activities	11,598		9,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,854		11,290
Cash and cash equivalents at beginning of period	41,869		36,428
Cash and cash equivalents at end of period	$55,723		$47,718
Supplemental disclosures of cash flow information:
Interest paid in cash	$3,184		$5,015
Income taxes paid in cash	0		343

(See accompanying notes to consolidated financial statements.)

SOUTH ALABAMA BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
NOTE A:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001.

NOTE B:	The allowances for losses on loans for the three month periods ended March 31, 2002 and 2001 are summarized as follows (in thousands):

	2002		2001
Allowance for loan losses:
Balance at beginning of period	$ 5,328		$ 4,608
Provision charged to operating expense	186		287
Losses charged off	<260	>	<291	>
Recoveries	160		62
Balance at end of period	$ 5,414		$ 4,666

NOTE C:

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock, during the three month periods ended March 31, 2002 and 2001.

Diluted earnings per share for the three month periods ended March 31, 2002 and 2001 was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended March 31, 2002 and 2001 (in thousands except per share amounts):

Three Months Ended	Income	Shares	Earnings per share
March 31, 2002
Basic earnings per share:
Income available to common shareholders	$1,713	8,453	$0.20
Dilutive securities:
Stock option plan shares		27
Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$1,713	8,480	$0.20

Three Months Ended	Income	Shares	Earnings per share
March 31, 2001
Basic earnings per share:
Income available to common shareholders	$1,501	8,527	$0.18
Dilutive securities:
Stock option plan shares		32
Dilutive earnings per share: Income available to common shareholders plus assumed conversions	$1,501	8,559	$0.18

NOTE D:

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. For the three month period ended March 31, 2002, the net unrealized gain on these securities decreased by $987 thousand. For the three month period ended March 31, 2001, the net unrealized gain on these securities increased by $1.5 million. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the three month periods ended March 31, 2002 and 2001, the Company recognized a decrease of $622 thousand and an increase of $910 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three month periods ended March 31, 2002 and 2001 (in thousands):
	2002	2001
Net Income	$1,713	$1,501
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities	<622>	910
Comprehensive income	$1,091	$2,411

NOTE E:	There have been no material changes in reported market risk since year-end.

NOTE F:	Segment Reporting

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

The results for the five reportable segments of the company are included in the following tables (in thousands):

Three Months Ended March 31, 2002
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 3,165	$ 1,712	$ 1,548	$ 1,318	$ 831	$ 13	$ <13>	$ 8,574
Total interest expense	1,021	525	516	613	313	1	<13>	2,976
Net interest income	2,144	1,187	1,032	705	518	12	0	5,598
Provision for loan losses	120	6	0	30	30	0	0	186
Net interest income after provision	2,024	1,181	1,032	675	488	12	0	5,412
Total noninterest income	534	190	154	133	115	506	<2>	1,630
Total noninterest expense	1,679	791	588	491	473	634	<2>	4,654
Income before taxes	879	580	598	317	130	<116>	0	2,388
Provision for income taxes	316	148	154	73	27	<43>	0	675
Net income	563	432	444	244	103	<73>	0	1,713

Other significant items:
Total assets	$223,318	$122,447	$119,118	$82,493	$55,152	$75,947	$<73,185>	$605,290
Total investment securities	32,415	31,811	55,702	19,726	12,301	0	0	151,955
Total loans, net of unearned income	165,326	67,768	50,389	55,695	36,669	0	0	375,847
Investment in subsidiaries	94	0	0	0	0	73,059	<73,153>	0
Total interest income from external customers	3,165	1,700	1,547	1,318	831	13	0	8,574
Total interest income from affiliates	0	12	1	0	0	0	<13>	0

Three Months Ended March 31, 2001
	Mobile Bank	Brewton Bank	Monroe- ville Bank	Demopolis Bank	Sweet Water Bank	Other	Elimina-tions	Consolid-ated
Total interest income	$ 4,070	$ 2,177	$ 1,910	$ 1,476	$ 1,136	$ 10	$ <26>	$ 10,753
Total interest expense	1,983	930	846	799	605	0	<26>	5,137
Net interest income	2,087	1,247	1,064	677	531	10	0	5,616
Provision for loan losses	120	97	0	30	40	0	0	287
Net interest income after provision	1,967	1,150	1,064	647	491	10	0	5,329
Total noninterest income	413	306	136	125	140	462	<2>	1,580
Total noninterest expense	1,498	802	620	470	480	977	<2>	4,845
Income before taxes	882	654	580	302	151	<505>	0	2,064
Provision for income taxes	318	162	173	67	30	<187>	0	563
Net income	564	492	407	235	121	<318>	0	1,501

Other significant items:
Total assets	$214,570	$112,061	$124,132	$78,793	$58,963	$73,792	$<72,854>	$589,457
Total investment securities	35,703	29,208	41,496	18,324	13,193	0	0	137,924
Total loans, net of unearned income	160,993	70,686	57,412	53,818	39,243	0	0	382,152
Investment in subsidiaries	67	0	0	0	0	70,024	<70,091>	0
Total interest income from external customers	4,070	2,173	1,888	1,476	1,136	10	0	10,753
Total interest income from affiliates	0	4	22	0	0	0	<26>	0

NOTE G:

The Company adopted SFAS No. 133 On December 1, 2000 and transferred held to maturity securities with an amortized cost of $9.1 million and an estimated fair value of $9.1 million into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with specified provisions.

The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.

As of the date of adoption, the Company had unamortized goodwill in the amount of $4.0 million. Amortization expense related to goodwill was $198 thousand for the year ended December 31, 2001. No transitional impairment losses were required to be recognized in connection with the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operations of a long-lived asset, except for certain obligations of lessees. The Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity's fiscal year. Management does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial position or consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 requires that those long-lived assets that are to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of this Statement as of January 1, 2002 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. The adoption of this statement is not expected to have a material impact on the Company's financial statements or consolidated results of operations.

NOTE H:

On April 16, 2002, the acquisition of Wewahitchka State Bank was completed through the merger of Gulf Coast Community Bancshares with and into South Alabama Bancorporation. Wewahitchka State Bank has approximately $40 million in assets and has 3 locations in the Florida panhandle. The addition of Wewahitchka brings total assets of the company to approximately $645 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Presented below is an analysis of the consolidated financial condition and results of operations of South Alabama Bancorporation, Inc. (the "Company") and its wholly owned subsidiaries, South Alabama Bank, BankTrust of Brewton (formerly First National Bank, Brewton), The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2001 and March 31, 2002, and significant changes for the three month periods ended March 31, 2002 and 2001.

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

Financial Condition

Total assets at March 31, 2002 were $605.3 million, an increase of $12.9 million from $592.4 million at December 31, 2001. Federal funds sold increased $15.2 million and investment securities increased $5.6 million from December 31, 2001. These increases were funded in part by the decrease in loans of $6.5 million, reflecting slower loan demand, and an increase in deposits of $13.0 million from December 31, 2001. Short term borrowings increased from $7.6 million at December 31, 2001 to $8.7 million at March 31, 2002.

Other time deposits, consisting of certificates of deposit, decreased $2.1 million, or 1.5 percent. Large denomination time deposits increased $14.4 million, or 15.4 percent. Non-interest bearing demand deposits decreased $15.0 million, or 15.0 percent, while interest bearing demand deposits increased $13.2 million, or 10.0 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $1.4 million, or 0.3 percent.

The Company's equity as a percent of total assets at March 31, 2002 was 12.0 percent, compared to 12.5 percent at December 31, 2001. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.8 percent at March 31, 2002 compared to 13.2 percent at year-end 2001. The decreases in these ratios were primarily due to the purchase in the first quarter of 2002 of $1.5 million in treasury stock.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $69.1 million at December 31, 2001 and $68.2 million at March 31, 2002. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $73.9 million at December 31, 2001 and $73.2 million at March 31, 2002. The Tier I and Tier II capital ratios, expressed as a percent of total risk-weighted assets, were 15.67 percent and 16.78 percent, respectively, at December 31, 2001, and 15.27 percent and 16.38 percent, respectively, at March 31, 2002. Both the December 2001 and the March 2002 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

The components of the Company's risk-based capital calculations for March 31, 2002 are shown below (dollars in thousands):

March 31, 2002
Tier I capital-Tangible Common shareholders' equity	$68,235
Tier II capital-Allowable portion of the allowance for loan losses	4,997
Total capital (Tiers I and II)	$73,232

Risk-weighted assets	$446,948
Quarterly average assets	591,681
Risk-based capital ratios:
Tier I capital	15.27%
Total capital (Tiers I and II)	16.38%

During the first quarter of 2002 the Company declared a regular quarterly dividend of $0.12 per share, payable April 1, 2002, to shareholders of record February 28, 2002.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. This is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $131.9 million at March 31, 2002. These assets represented 21.8 percent of total assets at quarter end as compared to 18.8 percent at December 31, 2001. The net change in cash and cash equivalents for the three month period ended March 31, 2002 was an increase of $13.9 million, or 33.1 percent, primarily a result of the increase in deposits of $13.0 million. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

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
Summary of Non-Performing Assets
(Dollars in Thousands)
	March 31,	December 31,
	2002	2001

Accruing loans 90 days or more past due	$ 665	$ 1,008
Loans on non-accrual	1,094	1,580
Renegotiated loans	0	0
Total non-performing loans	1,759	2,588
Other real estate owned	125	387
Total non-performing assets	$1,884	$2,975

Accruing loans 90 days or more past due as a percent of loans	0.18%	0.26%
Total non-performing loans as a percent of loans	0.47%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	0.50%	0.78%

Non-performing assets decreased by $1.1 million from year-end 2001. This decrease was caused primarily by the decrease in loans on non-accrual of $486 thousand and a decrease of $343 thousand in accruing loans 90 days of more past due.

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

Results of Operations

THE FIRST QUARTER

The Company recorded net income of $1.7 million, or $0.20 per share, during the first quarter of 2002, compared to net income in the first quarter of 2001 of $1.5 million, or $0.18 per share. Since January 2001 the prime lending rate has decreased by 475 basis points, and the Company's interest sensitive assets repriced downward faster than interest sensitive liabilities. This caused net interest revenue to decrease by $18 thousand, compared to first quarter 2001, despite the increase in average interest earning assets from $530.7 million in the first quarter of 2001 to $550.1 million in the first quarter of 2002.

Management provided $186 thousand for loan losses during the first quarter of 2002, compared to a $287 thousand provision for the first quarter of 2001. The allowances for loan losses at March 31, 2002 and December 31, 2001 as percentages of loans net of unearned income were 1.44 percent and 1.40 percent, respectively. The allowances for loan losses represented 3.08 times non-performing loans at March 31, 2002 and 2.06 times non-performing loans at December 31, 2001. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2002.

Non-interest revenue was $1.63 million for the first quarter of 2002, compared to $1.58 million for the same period in 2001, an increase of 3.2 percent, due primarily to the increase in trust income of $44 thousand and the increase in other income, charges and fees of $143 thousand. The increase in other income, charges and fees is due primarily to increased revenue from mortgage loan referral fees.

Salary and employee benefit expense decreased by $19 thousand, or 0.7 percent, from the first quarter of 2001 to the first quarter of 2002. Net occupancy expense was $307 thousand in the first quarter of 2002, an increase of $12 thousand, or 4.1 percent, from the same period of 2001. Furniture and equipment expense increased $46 thousand. Both increases are related to the opening of a new branch in January 2002 by the Mobile bank. Intangible amortization decreased from $50 thousand in the first quarter of 2001 to $0 in the first quarter of 2002. This decrease was caused by the adoption of SFAS No. 142. The category other expense in first quarter 2002 decreased by $180 thousand. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising. Included in other expenses in the first quarter of 2001 was approximately $350 thousand related to an abandoned merger.

Income tax expense was $675 thousand for the first quarter of 2002, compared to $563 thousand for the same period in 2001. The increase in income tax expense in 2002 compared to 2001 resulted primarily from the increase in taxable income.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

None

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH ALABAMA BANCORPORATION
05/15/2002	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President

05/15/2002	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer