Form 10-Q
period 2002-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2002-08-14
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2002 or

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______
Commission file number	0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
100 St. Joseph Street, Mobile, Alabama (Address of Principal Executive Offices)	36602 (Zip Code)
(251)431-7800 (Registrant's telephone number, including area code)
SOUTH ALABAMA BANCORPORATION, INC. Former Name, if changed since last report

N/A Former Address and Former Fiscal Year, if changed since last report

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Shares of common stock ($0.01 Par) outstanding at August 12, 2002: 8,756,759

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars and shares in thousands)	June 30, 2002		December 31, 2001
ASSETS
Cash and Due from Banks	$28,817		$25,482
Federal Funds Sold	11,097		16,387
Total Cash and Cash Equivalents	39,914		41,869
Interest Bearing Deposits	747		1,633
Securities Available for Sale (at Market Value)	167,808		146,356

Loans	415,512		383,261
Less: Unearned Loan Income	<534	>	<948	>
Allowance for Loan Losses	<6,693	>	<5,328	>
Loans, Net	408,285		376,985

Premises and Equipment, Net	15,619		13,918
Accrued Income Receivable	4,696		4,868
Intangible Assets	5,558		3,981
Other Assets	2,728		2,762
Total	$645,355		$592,37

LIABILITIES
Non-interest Bearing Demand Deposits	$97,476		$99,636
Interest Bearing Demand Deposits	147,179		132,234
Savings Deposits	41,704		35,583
Large Denomination Time Deposits (of $100 or more)	119,250		93,481
Other Time Deposits	144,724		140,543
Total Deposits	550,333		501,477
Short-Term Borrowings	7,323		7,614
Long-Term Debt	6,000		6,000
Other Liabilities	2,684		3,367
Total Liabilities	566,340		518,458

SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2002-8,977 2001-8,592	90		86
Capital Surplus	41,881		37,828
Retained Earnings	37,166		35,614
Accumulated Other Comprehensive Income	1,995		880
Less Treasury Stock of 228 Shares in
2002 and 62 in 2001, at Cost	<2,117	>	<494	>
Total Shareholders' Equity	79,015		73,914
Total	$645,355		$592,372

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)
Six Months Ended June 30,
	2002	2001
Interest Revenue:
Loans	$13,336	$ 16,818
Investment Securities Available for Sale: Taxable	2,882	2,767
Non-Taxable	1,226	1,282
Other	195	320
Total Interest Revenue	17,639	21,187

Interest Expense:
Deposits	5,819	9,531
Short-Term Borrowings	43	153
Long-Term Debt	159	168
Total Interest Expense	6,021	9,852

Net Interest Revenue	11,618	11,335
Provision for Loan Losses	417	445
Net Interest Revenue After Provision For Loan Losses	11,201	10,890

Non-Interest Revenue:
Trust Income	1,005	919
Service Charges on Deposit Accounts	1,454	1,446
Securities Gains, Net	396	167
Other Income, Charges and Fees	829	618
Total Non-Interest Revenue	3,684	3,150

Non-Interest Expense:
Salaries	4,376	4,178
Pensions and Employee Benefits	1,073	1,126
Net Occupancy Expense	668	591
Furniture and Equipment Expense	798	696
Intangible Amortization	2	99
Other Expense	2,839	2,722
Total Non-Interest Expense	9,756	9,412

Income Before Income Taxes	5,129	4,628
Income Tax Expense	1,492	1,327
Net Income	$ 3,637	$ 3,301

Basic Earnings Per Common Share	$ 0.42	$ 0.39
Diluted Earnings Per Common Share	$ 0.42	$ 0.39

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)
Three Months Ended June 30,
	2002	2001
Interest Revenue:
Loans	$ 6,839	$ 8,276
Investment Securities Available for Sale: Taxable	1,502	1,377
Non-Taxable	618	622
Other	106	159
Total Interest Revenue	9,065	10,434

Interest Expense:
Deposits	2,937	4,568
Short-Term Borrowings	24	62
Long-Term Debt	84	85
Total Interest Expense	3,045	4,715

Net Interest Revenue	6,020	5,719
Provision for Loan Losses	231	158
Net Interest Revenue After Provision For Loan Losses	5,789	5,561

Non-Interest Revenue:
Trust Income	502	460
Service Charges on Deposit Accounts	770	767
Securities Gains, Net	395	24
Other Income, Charges and Fees	387	319
Total Non-Interest Revenue	2,054	1,570

Non-Interest Expense:
Salaries	2,274	2,136
Pensions and Employee Benefits	564	538
Net Occupancy Expense	361	296
Furniture and Equipment Expense	412	356
Intangible Amortization	2	49
Other Expense	1,489	1,192
Total Non-Interest Expense	5,102	4,567

Income Before Income Taxes	2,741	2,564
Income Tax Expense	817	764
Net Income	$ 1,924	$ 1,800

Basic Earnings Per Common Share	$ 0.22	$ .21
Diluted Earnings Per Common Share	$ 0.22	$ .21

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,637		$3,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	813		696
Provision for loan losses	417		445
Securities gains, net	<396	>	<167	>
Gain on sale of other real estate owned	<51	>	0
Change in assets and liabilities, net of the effect of the business combination
Accrued income receivable	469		543
Other assets	123		<547	>
Increase in other liabilities	<778	>	<1,266	>
Net cash provided by operating activities	4,234		3,005

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	886		<274	>
Net increase in loans	<8,208	>	<8,415	>
Proceeds from the sale of other real estate owned	460		261
Purchase of premises and equipment	<1,167	>	<950	>
Proceeds from sale of investment securities available for sale	13,693		9,423
Proceeds from maturities of investment securities available for sale	40,178		30,014
Purchase of investment securities available for sale	<64,678	>	<35,511	>
Net cash acquired from business combination	3,512		0
Net cash used in investing activities	<15,324	>	<5,452	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,134		8,052
Net decrease in short-term borrowings	<291	>	<946	>
Purchase of treasury stock	<1,623	>	0
Dividends paid	<2,085	>	<1,876	>
Net cash provided by financing activities	9,135		5,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	<1,955	>	2,783
Cash and cash equivalents at beginning of period	41,869		36,428
Cash and cash equivalents at end of period	$39,914		$39,211
Supplemental disclosures of cash flow information:
Interest paid in cash	$ 6,292		$10,042
Income taxes paid in cash	1,940		2,116
Fair value of assets acquired	39,967		0
Capital stock issued to acquire assets	4,150		0
Liabilities assumed	35,817		0

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A: Information Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001.

Note B: Loan Loss Reserve

The allowance for losses on loans for the six month periods ended June 30, 2002 and 2001 are summarized as follows (in thousands):

	2002		2001
Balance at beginning of period	$ 5,328		$ 4,608
Balance acquired	1,470		0
Provision charged to operating expense	417		445
Losses charged off	<772	>	<512	>
Recoveries	250		188
Balance at end of period	$ 6,693		$ 4,729

The balance acquired is the result of the purchase of Wewahitchka State Bank. See Note H.

Note C: Earnings Per Share

Basic earnings per share for the six and three month periods ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the six and three month periods ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the six and three month periods ended June 30, 2002 and 2001 (in thousands, except per share amounts):

The Company excluded from the calculation of earnings per share 155 thousand shares for the six months ended June 30, 2002 and 121 thousand shares for the six months ended June 30, 2001, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Six Months Ended June 30, 2002	Income	Shares	Earnings per share
Basic earnings per share:
Income available to common shareholders	$3,637	8,568	$0.42
Dilutive securities:
Stock option plan shares		40
Dilutive earnings per share	$3,637	8,608	$0.42

Six Months Ended June 30, 2001	Income	Shares	Earnings per share
Basic earnings per share:
Income available to common shareholders	$3,301	8,527	$0.39
Dilutive securities:
Stock option plan shares		42
Dilutive earnings per share:	$3,301	8,569	$0.39

The Company excluded from the calculation of earnings per share 133 thousand shares for the three months ended June 30, 2002 and 121 thousand shares for the three months ended June 30, 2001, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Three Months Ended June 30, 2002	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,924	8,682	$0.22
Dilutive securities:
Stock option plan shares		52
Dilutive earnings per share:	$1,924	8,734	$0.22

Three Months Ended June 30, 2001	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,800	8,527	$0.21
Dilutive securities:
Stock option plan shares		37
Dilutive earnings per share:	$1,800	8,564	$0.21

Note D: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the six month period ended June 30, 2002, the net unrealized gain on these securities increased by $1.8 million. For the six month period ended June 30, 2001, the net unrealized gain on these securities increased by $1.3 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the six month periods ended June 30, 2002 and 2001, the Company recognized an increase of $1.1 million and of $803 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the six month periods ended June 30, 2002 and 2001 (in thousands):

	2002		2001
Net Income	$3,637		$3,301
Other comprehensive income, net of tax of $801 and $533,
respectively	1,364		908
Less reclassification adjustments for gains included in net income	<249	>	<105	>
Comprehensive income	$4,752		$4,104

Note E: Market Risk

There have been no material changes in reported market risk since year-end.

Note F: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the six reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances.

The results for the six reportable segments of the company are included in the following tables (in thousands):

Six Months Ended June 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewahitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 6,406	$ 3,436	$ 3,057	$ 2,604	$ 1,637	$ 497	$ 17		$ <15	>	$ 17,639
Total interest expense	2,036	994	1,015	1,204	580	202	5		<15	>	6,021
Net interest income	4,370	2,442	2,042	1,400	1,057	295	12		0		11,618
Provision for loan losses	240	6	0	60	60	51	0		0		417
Net interest income after provision	4,130	2,436	2,042	1,340	997	244	12		0		11,201
Total noninterest income	1,222	383	435	291	238	110	1,010		<5	>	3,684
Total noninterest expense	3,399	1,672	1,174	1,040	929	267	1,280		<5	>	9,756
Income before taxes	1,953	1,147	1,303	591	306	87	<258	>	0		5,129
Provision for income taxes	709	279	347	146	75	32	<96	>	0		1,492
Net income	$ 1,244	$ 868	$ 956	$ 445	$ 231	$ 55	$ <162	>	$ 0		$ 3,637
Other significant items:
Total assets	$229,862	$114,848	$ 118,866	$ 83,995	$ 54,328	$ 43,298	$ 78,865		$<78,707	>	$645,355
Total investment securities	33,988	32,981	59,668	21,109	11,664	8,398	0		0		167,808
Total loans, net of unearned income	175,832	71,104	48,737	56,158	37,074	26,073	0		0		414,978
Investment in subsidiaries	95	0	0	0	0	0	76,576		<76,671	>	0
Total interest income from external customers	6,406	3,422	3,056	2,604	1,637	497	17		0		17,639
Total interest income from affiliates	0	14	1	0	0	0	0		<15	>	0

Six Months Ended June 30, 2001
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Elimina- tions		Consolidated
Total interest income	$ 7,999	$ 4,296	$ 3,740	$ 2,988	$ 2,221	$ 14		$ <71	>	$ 21,187
Total interest expense	3,762	1,778	1,648	1,589	1,144	2		<71	>	9,852
Net interest income	4,237	2,518	2,092	1,399	1,077	12		0		11,335
Provision for loan losses	240	98	0	67	40	0		0		445
Net interest income after provision	3,997	2,420	2,092	1,332	1,037	12		0		10,890
Total noninterest income	912	513	275	268	264	923		<5	>	3,150
Total noninterest expense	3,039	1,630	1,237	972	978	1,561		<5	>	9,412
Income before taxes	1,870	1,303	1,130	628	323	<626	>	0		4,628
Provision for income taxes	674	332	341	145	67	<232	>	0		1,327
Net income	$ 1,196	$ 971	$ 789	$ 483	$ 256	$ <394	>	$ 0		$ 3,301
Other significant items:
Total assets	$216,143	$ 114,159	$121,007	$ 79,029	$ 56,464	$74,002		$<75,620	>	$ 585,184
Total investment securities	34,828	29,232	41,642	19,126	13,081	0		0		137,909
Total loans, net of unearned income	161,657	72,647	58,849	54,137	39,154	0		0		386,444
Investment in subsidiaries	75	0	0	0	0	72,048		<72,123	>	0
Total interest income from external customers	7,999	4,256	3,709	2,988	2,221	14		0		21,187
Total interest income from affiliates	0	40	31	0	0	0		<71	>	0

Three Months Ended June 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa-hitchka Bank	Other		Elimina-tions		Consoli- dated
Total interest income	$ 3,241	$ 1,724	$ 1,509	$ 1,286	$ 806	$ 497	$ 4		$ <2	>	$ 9,065
Total interest expense	1,015	469	499	591	267	202	4		<2	>	3,045
Net interest income	2,226	1,255	1,010	695	539	295	0		0		6,020
Provision for loan losses	120	0	0	30	30	51	0		0		231
Net interest income after provision	2,106	1,255	1,010	665	509	244	0		0		5,789
Total noninterest income	688	193	281	158	123	110	504		<3	>	2,054
Total noninterest expense	1,720	881	586	549	456	267	646		<3	>	5,102
Income before taxes	1,074	567	705	274	176	87	<142	>	0		2,741
Provision for income taxes	393	131	193	73	48	32	<53	>	0		817
Net income	$ 681	$ 436	$ 512	$ 201	$ 128	$ 55	$ <89	>	$ 0		$ 1,924
Other significant items:
Total assets	$ 229,862	$ 114,848	$ 118,866	$ 83,995	$ 54,328	$ 43,298	$78,865		$<78,707	>	$645,355
Total investment securities	33,988	32,981	59,668	21,109	11,664	8,398	0		0		167,808
Total loans, net of unearned income	175,832	71,104	48,737	56,158	37,074	26,073	0		0		414,978
Investment in subsidiaries	95	0	0	0	0	0	76,576		<76,671	>	0
Total interest income from external customers	3,241	1,722	1,509	1,286	806	497	4		0		9,065
Total interest income from affiliates	0	2	0	0	0	0	0		<2	>	0

Three Months Ended June 30, 2001
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Elimina- tions		Consolidated
Total interest income	$ 3,929	$ 2,119	$ 1,830	$ 1,512	$ 1,085	$ 4		$ <45	>	$ 10,434
Total interest expense	1,779	848	802	790	539	2		<45	>	4,715
Net interest income	2,150	1,271	1,028	722	546	2		0		5,719
Provision for loan losses	120	1	0	37	0	0		0		158
Net interest income after provision	2,030	1,270	1,028	685	546	2		0		5,561
Total noninterest income	499	207	139	143	124	461		<3	>	1,570
Total noninterest expense	1,541	828	617	502	498	584		<3	>	4,567
Income before taxes	988	649	550	326	172	<121	>	0		2,564
Provision for income taxes	356	170	168	78	37	<45	>	0		764
Net income	$ 632	$ 479	$ 382	$ 248	$ 135	$ <76	>	$ 0		$ 1,800
Other significant items:
Total assets	$ 216,143	$ 114,159	$ 121,007	$ 79,029	$56,464	$74,002		$<75,620	>	$ 585,184
Total investment securities	34,828	29,232	41,642	19,126	13,081	0		0		137,909
Total loans, net of unearned income	161,657	72,647	58,849	54,137	39,154	0		0		386,444
Investment in subsidiaries	75	0	0	0	0	72,048		<72,123	>	0
Total interest income from external customers	3,929	2,083	1,821	1,512	1,085	4		0		10,434
Total interest income from affiliates	0	36	9	0	0	0		<45	>	0

Note G: Recently Issued Accounting Standards

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

The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. (See Notes H and I)

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

In June 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of this statement on the Company's consolidated financial position and results of operation is not expected to be material.

Note H: Business Combination

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was merged into the Company. The Company acquired 100 percent of the outstanding stock, including voting stock, of Wewahitchka State Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. This acquisition added approximately $43.3 million to the Company's total assets at June 30, 2002. Wewahitchka State Bank has 3 locations in the Florida panhandle. The Company's Board of Directors viewed the acquisition of Wewahitchka State Bank as an opportunity to acquire a franchise in the northwest Florida market. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company's earnings per share (2) anticipated effect on the Company's book value per share (3) the value to the Company of a presence in the Florida panhandle and (4) alternative methods of entering the Florida panhandle and cost of those methods. The purchase price was $4.2 million and was settled with 385,648 shares of the Company's common stock. Each share issued had a value of $10.76 which was computed as the average price at which the shares where trading during the period of twenty consecutive trading days which ended on the trading day which preceded by two days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $1.5 million and a core deposit intangible asset of $88 thousand.

Assuming the April 16, 2002 acquisition of Wewahitchka State Bank had occurred on January 1, 2001, the consolidated results of operations on a pro forma basis for June 30, 2002 and 2001 would have been as follows:

(In thousands, except per share amounts)	Six Months Ended June 30,
	2002	2001
Net interest income	$12,031	$12,185
Net income	2,947	3,267
Net income per share - basic	0.34	0.37
Net income per share - diluted	0.33	0.36

(In thousands, except per share amounts)	Three Months Ended June 30,
	2002	2001
Net interest income	$6,070	$6,106
Net income	1,262	1,774
Net income per share - basic	0.14	0.20
Net income per share - diluted	0.14	0.20

Note I. Goodwill and Intangible Assets

The following tables detail the changes in the carrying amount of goodwill and information related to other intangible assets at June 30, 2002:

(In thousands)	Monroeville Bank	Wewahitchka Bank	Total Goodwill
Balance at 12/31/2001	$3,981	$ 0	$3,981
Goodwill acquired	0	1,491	1,491
Balance at 06/30/2002	$3,981	$1,491	$5,472

Core deposit intangible assets totaled $88 thousand with accumulated amortization of $2 thousand at June 30, 2002. Amortization expense for core deposit intangible assets for the six and three month periods ended June 30, 2002 was $2 thousand. Core deposit intangible assets are amortized over 7 years. Estimated amortization expense related to other intangible assets for the next five years is $9 thousand in 2002 and $12 thousand per year for the years 2003 through 2007.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(In thousands, except per share amounts)
Reported net income	$1,924	$1,800	$3,637	$3,301
Add back goodwill amortization	0	49	0	99
Adjusted net income	$1,924	$1,849	$3,637	$3,400

Basic earnings per share
Reported net income	$0.22	$0.21	$0.42	$0.39
Goodwill amortization	0.00	0.01	0.00	0.01
Adjusted net income	$0.22	$0.22	$0.42	$0.40
Diluted earnings per share
Reported net income	$0.22	$0.21	$0.42	$0.39
Goodwill amortization	0.00	0.01	0.00	0.01
Adjusted net income	$0.22	$0.22	$0.42	$0.40

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company formerly known as South Alabama Bancorporation, Inc. (the "Company"), and its wholly owned subsidiaries, BankTrust (formerly South Alabama Bank), BankTrust of Brewton (formerly First National Bank, Brewton), The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, Wewahitchka State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2001 and June 30, 2002, and significant changes for the three and six month periods ended June 30, 2002 and 2001.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses and intangibles. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1 to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for 2001, which is filed in part with and incorporated by reference in the Company's report on Form 10-K for the year ended December 31, 2001.

Recent Acquisition

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. This acquisition added approximately $43.3 million to the Company's total assets and $55 thousand to its net income for the quarter ended June 30, 2002. As a result of the purchase, the Company recorded goodwill of $1.5 million and a core deposit intangible asset of $88 thousand.

Share Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. As of June 30, 2002, the Company had purchased 228 thousand shares. These purchases were accomplished primarily through private sales and were accounted for under the treasury stock method. The purchase of treasury shares had no material effect on pro forma earnings per share.

Forward-Looking Statements

This report on Form 10-Q contains certain forward looking statements with respect to financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Consolidated Financial Statements and the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

- the stability of interest rates

- the rate of growth of the economy in the Company's market area

- the success of the Company's marketing efforts

- the ability to expand into new segments of the market area

- competition

- changes in technology

- the strength of the consumer and commercial credit sectors

- levels of consumer confidence

- the impact of regulation applicable to the Company, and

- the performance of stock and bond markets.

Financial Condition

Assets

Total assets at June 30, 2002 were $645.4 million, an increase of $53.0 million from $592.4 million at December 31, 2001. Excluding the increase in total assets attributable to the purchase of the Wewahitchka State Bank, total assets increased $9.7 million, or 1.6 percent from December 31, 2001. This increase of $9.7 million (excluding the recent acquisition) resulted from the increase in loans net, of $6.5 million, or 1.7 percent, and the increase in investment securities of $13.1 million, or 8.9 percent, from December 31, 2001, which were funded by the decrease in Federal funds sold of $9.5 million, or 57.9 percent, and the increase in deposits of $11.4 million, or 2.3 percent.

Deposits

Total deposits increased from $501.5 million at December 31, 2001 to $550.3 million at June 30, 2002, an increase of $48.9 million. Of this increase, $37.5 million is attributable to the purchase of the Wewahitchka State Bank. Excluding the purchase of the Wewahitchka State Bank, other time deposits, consisting of certificates of deposit, decreased $4.5 million, or 3.2 percent while large denomination time deposits increased $16.7 million, or 17.9 percent. The increase in large denomination time deposits is primarily at the Mobile bank. The Company does not utilize brokered deposits and offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Excluding the purchase of the Wewahitchka State Bank, non-interest bearing demand deposits decreased $8.3 million, or 8.4 percent, while interest bearing demand deposits increased $4.2 million, or 3.1 percent. Excluding the purchase of Wewahitchka State Bank, core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $5.4 million, or 1.3 percent. The decrease in non-interest bearing deposits is attributable to the withdrawal of a temporary deposit by one large depositor.

Capital Resources

The Company's equity as a percent of total assets at June 30, 2002 was 12.2 percent, compared to 12.5 percent at December 31, 2001. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 13.0 percent at June 30, 2002 compared to 13.2 percent at year-end 2001. These decreases resulted primarily from the Company's repurchase of its own stock and the purchase of the Wewahitchka State Bank.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $69.1 million at December 31, 2001 and $71.5 million at June 30, 2002. Tier I capital plus Tier II capital, which is the allowable portion of the allowance for loan losses, was $73.9 million at December 31, 2001 and $76.9 million at June 30, 2002. The Tier I and Tier II capital ratios, expressed as a percent of total risk-weighted assets, were 15.67 percent and 16.78 percent, respectively, at December 31, 2001, and 14.69 percent and 15.82 percent, respectively, at June 30, 2002. Both the December 2001 and the June 2002 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Tier II capital, respectively.

The components of the Company's risk-based capital calculations for June 30, 2002 are shown below (dollars in thousands):

June 30, 2002
Tier I capital-Tangible common shareholders' equity	$71,462
Tier II capital-Allowable portion of the allowance for loan losses	5,483
Total capital (Tiers I and II)	$76,945

Risk-weighted assets	$486,439
Quarterly average assets	642,829
Risk-based capital ratios:
Tier I capital	14.69%
Total capital (Tiers I and II)	15.82%

During the second quarter of 2002 the Company declared a regular quarterly dividend of $0.12 per share, payable July 1, 2002, to shareholders of record June 14, 2002.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds.

Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $118.6 million at June 30, 2002. These assets represented 18.4 percent of total assets at quarter end as compared to 18.8 percent at December 31, 2001. The net change in cash and cash equivalents for the six month period ended June 30, 2002 was a decrease of $2.0 million, or 4.7 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Asset Quality Disclosures

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

Summary of Non-Performing Assets
(Dollars in Thousands)
	June 30, 2002	December 31, 2001
Accruing loans 90 days or more past due	$ 214	$1,008
Loans on non-accrual	2,714	1,580
Total non-performing loans	2,928	2,588
Other real estate owned	465	387
Total non-performing assets	$3,393	$2,975

Accruing loans 90 days or more past due as a percent of loans	0.05%	0.26%
Total non-performing loans as a percent of loans	0.71%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	0.82%	0.78%

Non-performing assets increased by $418 thousand from year-end 2001. The purchase of the Wewahitchka State Bank resulted in the addition of $1.4 million in loans on non-accrual, and the addition of $340 thousand of other real estate owned. Excluding the purchase of the Wewahitchka State Bank, non-performing assets decreased by $1.3 million, caused primarily by the decrease in accruing loans 90 days or more past due of $794 thousand. This decrease resulted from one large loan being brought current.

Summary of Renegotiated Loans
(Dollars in Thousands)	June 30, 2002	December 31, 2001
Renegotiated loans	$1,336	$0
Total renegotiated loans as a percent of loans	0.32%	0.00%

Renegotiated loans consist primarily of one large loan that is performing as scheduled.

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

Results of Operations

The Second Quarter

Net Income

The Company recorded net income of $1.9 million, or $0.22 per share, during the second quarter of 2002, compared to net income in the second quarter of 2001 of $1.8 million, or $0.21 per share. Since January 2001, the prime lending rate has decreased by 475 basis points, and this rapid decrease caused the Company's interest sensitive assets to reprice downward faster than interest sensitive liabilities. The result has been a reduction in the tax equivalent net yield on interest earning assets from 4.50 percent in the first half of 2001 to 4.29 percent for the first six months of 2002. Because of this decrease in the net yield, net interest revenue increased by only $301 thousand, despite the increase in average interest earning assets from $533.3 million in the first half of 2001 to $571.6 million in the first half of 2002. Of the increase in net interest revenue, $295 thousand is attributable to the Company's acquisition of the Wewahitchka State Bank. Because current interest rates are historically low, Management believes that additional decreases in the prime lending rate would result in a further decline in the net interest margin. In addition, time deposit rates in certain markets served by the Company have risen slightly and Management believes that even in a stable prime rate environment, competitive pressure for these accounts could result in additional decreases in the net interest margin, which would have an adverse effect on net interest income.

Provision for Loan Losses

Management provided $231 thousand for loan losses during the second quarter of 2002, compared to a $158 thousand provision for the second quarter of 2001. The allowance for loan losses at June 30, 2002 and December 31, 2001 as percentages of loans net of unearned income were 1.61 percent and 1.40 percent, respectively. The increase in this percentage is primarily attributable to the purchase of the Wewahitchka State Bank, which has a higher loan loss reserve as a percentage of loans due to its higher level of classified loans. The allowances for loan losses represented 2.29 times non-performing loans at June 30, 2002 and 2.06 times non-performing loans at December 31, 2001. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2002.

Non-Interest Revenue and Expense

Non-interest revenue was $2.05 million for the second quarter of 2002, compared to $1.57 million for the same period in 2001, an increase of 30.8 percent, due primarily to the increase in securities gains of $371 thousand and to the purchase of the Wewahitchka State Bank which contributed $109 thousand. The increase in securities gains resulted from sales of bonds at several of the banks. In making the decision to sell these bonds, Management considered the likelihood of these bonds being called and the current types and rates of bonds available.

Salary and employee benefit expense increased by $164 thousand, or 6.1 percent, from the second quarter of 2001 to the second quarter of 2002, primarily a result of the purchase of the Wewahitchka State Bank. Pension plan expense has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock markets. This has resulted in an increase in the expense required to fund the Company's pension plan.

Net occupancy expense was $361 thousand in the second quarter of 2002, an increase of $65 thousand, or 22.0 percent, from the same period of 2001. The purchase of the Wewahitchka State Bank accounted for $29 thousand of this increase with the remaining increase being primarily attributable to the addition of one branch at the Mobile bank. Furniture and equipment expense increased $56 thousand, with $27 thousand being attributable to the purchase of the Wewahitchka State Bank.

Intangible amortization decreased from $49 thousand in the second quarter of 2001 to $2 thousand in the second quarter of 2002. This decrease was caused by the adoption of SFAS No. 142. (See Note G to the Consolidated Financial Statements above.)

The category other expense increased by $297 thousand in the second quarter of 2002, with $66 thousand of this increase resulting from the purchase of the Wewahitchka State Bank. Also contributing to the increase in other expense were costs associated with the name changes at the Mobile bank, the Brewton bank and at the Company. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) converting Wewahitchka State Bank's core computer system to the system currently used by the other banks, (2) the purchase of new item processing systems and, (3) the opening of a branch at the Mobile bank. Management has not yet determined either the costs of, or the potential savings and revenue growth associated with, these expenditures.

Income tax expense was $817 thousand for the second quarter of 2002, compared to $764 thousand for the same period in 2001. The effective combined tax rate for the second quarter of 2002 and 2001 was 29.8 percent.

The Six Month Period

Net Income

The Company recorded net income of $3.6 million, or $0.42 per share, during the first six months of 2002 compared to net income in the first six months of 2001 of $3.3 million, or $0.39 per share. Net interest revenue increased by $283 thousand. Excluding the purchase of the Wewahitchka State Bank, net interest revenue decreased by $12 thousand, despite higher levels of average interest earning assets. The decrease in total net interest revenue was due primarily to the rapid decrease in interest rates since January 2001. Management provided $417 thousand for loan losses during the first six months of 2002 compared to $445 thousand for the first six months of 2001.

Non-Interest Revenue and Expense

Non-interest revenue was $3.7 million for the first six months of 2002, compared to $3.2 million for the same period in 2001, an increase of 17.0 percent. This increase is primarily attributable to the increase in securities gains of $229 thousand, or 137.1 percent, to the increase in mortgage loan referral fees of approximately $109 thousand, an increase of approximately 45.9 percent, and to the purchase of the Wewahitchka State Bank, which accounted for $109 thousand.

Non-interest expense in the six month period was $9.8 million in 2002, an increase of $344 thousand, or 3.7 percent from 2001. The purchase of the Wewahitchka State Bank accounted for $267 thousand of the increase. Excluding the purchase of the Wewahitchka State Bank, net occupancy expense increased $48 thousand, and furniture and fixture expense increased $75 thousand. Other expense increased $117 thousand, or 4.3 percent, with the purchase of the Wewahitchka State Bank accounting for $66 thousand of this increase.

Income tax expense was $1.5 million for the first six months of 2002, compared to $1.3 million for the same period in 2001. The effective combined tax rate for the first six months of 2002 was 29.1 percent compared to 28.7 percent for the first six months of 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 9, 2002, the Election of the Directors. A total of 6,341,542 shares of Common Stock, or 75.79 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
John B. Barnett, III	6,305,990	34,352	1,200	272,140
Stephen G. Crawford	6,335,366	1,777	4,399	272,140
Haniel F. Croft	6,305,881	34,262	1,399	272,140
David C. DeLaney	6,338,576	1,567	1,399	272,140
Broox G. Garrett, Jr.	6,335,576	1,567	4,399	272,140
W. Dwight Harrigan	6,338,366	1,777	1,399	272,140
James P. Hayes, Jr.	6,257,863	82,280	1,399	272,140
Clifton C. Inge	6,338,366	1,777	1,399	272,140
W. Bibb Lamar, Jr.	6,306,091	34,052	1,399	272,140
John H. Lewis, Jr.	6,338,366	1,777	1,399	272,140
Stratton F. Lewis, Jr.	6,306,091	34,052	1,399	272,140
Richard S. Manley	6,331,966	5,177	4,399	272,140
Kenneth R. McCartha	6,256,153	83,990	1,399	272,140
Thomas E. McMillan, Jr.	6,338,576	1,567	1,399	272,140
J. Richard Miller, III	6,257,863	82,280	1,399	272,140
Harris V. Morrissette	6,338,576	1,567	1,399	272,140
J. Stephen Nelson	6,338,366	1,777	1,399	272,140
Paul D. Owens, Jr.	6,332,576	4,567	4,399	272,140
Earl H. Weaver	6,338,366	1,777	1,399	272,140

The shareholders also approved, at the May 9, 2002 annual meeting, an amendment to the Company's Articles of Incorporation changing the name of South Alabama Bancorporation, Inc. to BancTrust Financial Group, Inc. The vote was as follows:

For approval of the amendment	6,284,928
Against approval of the amendment	34,297
Abstain	104,767
Broker Non-Votes	272,140

The shareholders also approved, at the May 9, 2002 annual meeting, other amendments to the Articles of Incorporation of the Company to:

- change all references to "stockholders" to "shareholders";

- include provisions formerly only in the Bylaws authorizing the Board of Directors to determine the number of directors within the range permitted by the Articles;

- add a provision formerly only in the Bylaws allowing directors to fill vacancies;

- modify the purpose for which South Alabama is formed to specifically include engaging in the business of being a bank holding company;

- include a specific reference to the methods by which shareholders are authorized by the Alabama Business Corporation Act to call a special meeting of the shareholders;

- include specific procedures for shareholders to nominate directors and propose items of business to be transacted at any annual or special meeting of shareholders; and

- make certain other minor non-substantive changes for purposes of clarification.

The vote to approve the other amendments was as follows:

For approval of the amendments	5,461,402
Against approval of the amendments	17,597
Abstain	11,873
Broker Non-Votes	1,205,260

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

22.1	Subsidiaries of BancTrust Financial Group, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

08/14/2002	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President

08/14/2002	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer