Form 10-Q
period 2002-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2002-11-14
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

__Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
N/A. Former Name, if changed since last report

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

Shares of common stock ($0.01 Par) outstanding at November 12, 2002: 8,739,459

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10 - Q

Page ii

PART I. FINANCIAL INFORMATION

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)
(Dollars and shares in thousands)	September 30, 2002		December 31, 2001
ASSETS
Cash and Due from Banks	$33,488		$25,482
Federal Funds Sold	18,735		16,387
Total Cash and Cash Equivalents	52,223		41,869
Interest Bearing Deposits	712		1,633
Securities Available for Sale (at Fair Value)	177,160		146,356

Loans	407,414		383,261
Less: Unearned Loan Income	<342	>	<948	>
Allowance for Loan Losses	<6,475	>	<5,328	>
Loans, Net	400,597		376,985

Premises and Equipment, Net	15,893		13,918
Accrued Income Receivable	4,431		4,868
Intangible Assets	5,554		3,981
Other Assets	2,568		2,762
Total	$659,138		$592,372

LIABILITIES
Non-interest Bearing Demand Deposits	$97,359		$99,636
Interest Bearing Demand Deposits	143,860		132,234
Savings Deposits	41,808		35,583
Large Denomination Time Deposits (of $100 or more)	126,278		93,481
Other Time Deposits	149,077		140,543
Total Deposits	558,382		501,477
Short-Term Borrowings	9,499		7,614
Long-Term Debt	6,000		6,000
Other Liabilities	3,858		3,367
Total Liabilities	577,739		518,458

SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2002-8,985 2001-8,592	90		86
Capital Surplus	41,949		37,828
Retained Earnings	38,165		35,614
Accumulated Other Comprehensive Income	3,487		880
Less Treasury Stock of 245 Shares in
2002 and 62 in 2001, at Cost	<2,292	>	<494	>
Total Shareholders' Equity	81,399		73,914
Total	$659,138		$592,372

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)
Nine Months Ended September 30,
	2002	2001
Interest Revenue:
Loans	$20,327	$ 24,736
Investment Securities Available for Sale: Taxable	4,429	4,070
Non-Taxable	1,850	1,865
Other	278	478
Total Interest Revenue	26,884	31,149

Interest Expense:
Deposits	8,671	13,731
Short-Term Borrowings	67	210
Long-Term Debt	243	254
Total Interest Expense	8,981	14,195

Net Interest Revenue	17,903	16,954
Provision for Loan Losses	667	882
Net Interest Revenue After Provision For Loan Losses	17,236	16,072

Non-Interest Revenue:
Trust Income	1,474	1,394
Service Charges on Deposit Accounts	2,254	2,171
Securities Gains, Net	882	173
Other Income, Charges and Fees	1,225	981
Total Non-Interest Revenue	5,835	4,719

Non-Interest Expense:
Salaries	6,720	6,252
Pensions and Employee Benefits	1,728	1,673
Net Occupancy Expense	1,054	919
Furniture and Equipment Expense	1,235	1,055
Intangible Amortization	5	149
Other Expense	4,314	3,891
Total Non-Interest Expense	15,056	13,939

Income Before Income Taxes	8,015	6,852
Income Tax Expense	2,363	1,989
Net Income	$ 5,652	$ 4,863

Basic Earnings Per Common Share	$ 0.65	$ 0.57
Diluted Earnings Per Common Share	$ 0.65	$ 0.57

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share amounts)
Three Months Ended September 30,
	2002	2001
Interest Revenue:
Loans	$ 6,991	$ 7,918
Investment Securities Available for Sale: Taxable	1,547	1,303
Non-Taxable	624	583
Other	83	158
Total Interest Revenue	9,245	9,962

Interest Expense:
Deposits	2,852	4,200
Short-Term Borrowings	24	57
Long-Term Debt	84	86
Total Interest Expense	2,960	4,343

Net Interest Revenue	6,285	5,619
Provision for Loan Losses	250	437
Net Interest Revenue After Provision for Loan Losses	6,035	5,182

Non-Interest Revenue:
Trust Income	469	475
Service Charges on Deposit Accounts	800	725
Securities Gains, Net	486	6
Other Income, Charges and Fees	396	363
Total Non-Interest Revenue	2,151	1,569

Non-Interest Expense:
Salaries	2,345	2,074
Pensions and Employee Benefits	654	547
Net Occupancy Expense	386	328
Furniture and Equipment Expense	437	359
Intangible Amortization	3	50
Other Expense	1,475	1,169
Total Non-Interest Expense	5,300	4,527

Income Before Income Taxes	2,886	2,224
Income Tax Expense	871	662
Net Income	$ 2,015	$ 1,562

Basic Earnings Per Common Share	$ 0.23	$ .18
Diluted Earnings Per Common Share	$ 0.23	$ .18

(See accompanying notes to consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,652		$4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,291		1,096
Provision for loan losses	667		882
Securities gains, net	<882	>	<173	>
Gain on sale of other real estate owned	<51	>	0
Change in assets and liabilities, net of the effect of the business combination
(Increase) decrease in accrued income receivable	734		867
(Increase) decrease in other assets	<707	>	<838	>
Increase (decrease) in other liabilities	396		<734	>
Net cash provided by operating activities	7,100		5,963

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	921		<517	>
Net increase in loans	<701	>	<6,392	>
Proceeds from the sale of other real estate owned	472		227
Purchase of premises and equipment, net	<1,869	>	<1,333	>
Proceeds from sale of investment securities available for sale	37,419		14,852
Proceeds from maturities of investment securities available for sale	54,724		41,011
Purchase of investment securities available for sale	<109,464	>	<49,006	>
Net cash acquired from business combination	3,512		0
Net cash used in investing activities	<14,986	>	<1,158	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,183		4,807
Net increase (decrease) in short-term borrowings	1,885		<1,856	>
Purchase of treasury stock	<1,798	>	0
Proceeds from issuance of stock	71		27
Dividends paid	<3,101	>	<2,814	>
Net cash provided by financing activities	18,240		164

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,354		4,969
Cash and cash equivalents at beginning of period	41,869		36,428
Cash and cash equivalents at end of period	$52,223		$41,397
Supplemental disclosures of cash flow information:
Interest paid in cash	$ 9,430		$14,474
Income taxes paid in cash	2,415		2,784
Fair value of assets acquired	39,967		0
Capital stock issued to acquire assets	4,150		0
Liabilities assumed	35,817		0

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

Note B: Loan Loss Reserve

The allowance for losses on loans for the nine month periods ended September 30, 2002 and 2001 are summarized as follows (in thousands):

	2002		2001
Balance at beginning of period	$ 5,328		$ 4,608
Balance acquired	1,470		0
Provision charged to operating expense	667		882
Losses charged off	<1,236	>	<844	>
Recoveries	246		273
Balance at end of period	$ 6,475		$ 4,919

The balance acquired is the result of the purchase of Wewahitchka State Bank. See Note H.

Note C: Earnings Per Share

Basic earnings per share for the nine and three month periods ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the nine and three month periods ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the nine and three month periods ended September 30, 2002 and 2001 (in thousands, except per share amounts):

The Company excluded from the calculation of earnings per share 150 thousand shares for the nine months ended September 30, 2002 and 121 thousand shares for the nine months ended September 30, 2001, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Nine Months Ended September 30, 2002	Income	Shares	Earnings per share
Basic earnings per share:
Income available to common shareholders	$5,652	8,630	$0.65
Dilutive securities:
Stock option plan shares		40
Dilutive earnings per share	$5,652	8,670	$0.65

Nine Months Ended September 30, 2001	Income	Shares	Earnings per share
Basic earnings per share:
Income available to common shareholders	$4,863	8,527	$0.57
Dilutive securities:
Stock option plan shares		40
Dilutive earnings per share:	$4,863	8,567	$0.57

The Company excluded from the calculation of earnings per share 165 thousand shares for the three months ended September 30, 2002 and 121 thousand shares for the three months ended September 30, 2001, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Three Months Ended September 30, 2002	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$2,015	8,753	$0.23
Dilutive securities:
Stock option plan shares		40
Dilutive earnings per share:	$2,015	8,793	$0.23

Three Months Ended September 30, 2001	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,562	8,527	$0.18
Dilutive securities:
Stock option plan shares		36
Dilutive earnings per share:	$1,562	8,563	$0.18

Note D: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the nine month period ended September 30, 2002, the net unrealized gain on these securities increased by $4.1 million. For the nine month period ended September 30, 2001, the net unrealized gain on these securities increased by $2.6 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the nine month periods ended September 30, 2002 and 2001, the Company recognized an increase of $2.6 million and of $1.6 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the nine month periods ended September 30, 2002 and 2001 (in thousands):

	2002		2001
Net Income	$5,652		$4,863
Other comprehensive income, net of tax of $1,857 and $1,023,
respectively	3,163		1,742
Less reclassification adjustments for gains included in net income, net of tax	<556	>	<109	>
Comprehensive income	$8,259		$6,496

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

The results for the six reportable segments of the Company are included in the following tables (in thousands):

Nine Months Ended September 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewahitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 9,643	$ 5,142	$ 4,544	$ 3,915	$ 2,502	$ 1,127	$ 29		$ <18	>	$ 26,884
Total interest expense	2,997	1,457	1,503	1,783	815	439	5		<18	>	8,981
Net interest income	6,646	3,685	3,041	2,132	1,687	688	24		0		17,903
Provision for loan losses	360	6	0	145	105	51	0		0		667
Net interest income after
provision	6,286	3,679	3,041	1,987	1,582	637	24		0		17,236
Total noninterest income	1,752	619	840	479	468	203	1,479		<5	>	5,835
Total noninterest expense	5,124	2,561	1,784	1,576	1,380	681	1,955		<5	>	15,056
Income before taxes	2,914	1,737	2,097	890	670	159	<452	>	0		8,015
Provision for income taxes	1,060	413	571	233	193	60	<167	>	0		2,363
Net income	$ 1,854	$ 1,324	$ 1,526	$ 657	$ 477	$ 99	$ <285	>	$ 0		$ 5,652
Other significant items:
Total assets	$240,630	$113,657	$ 121,118	$ 85,941	$ 53,555	$ 41,932	$ 79,855		$<77,550	>	$659,138
Total investment securities	31,722	32,108	68,097	24,704	11,913	8,616	0		0		177,160
Total loans, net of unearned income	170,627	73,218	45,883	54,807	37,542	24,995	0		0		407,072
Investment in subsidiaries	94	0	0	0	0	0	77,745		<77,839	>	0
Total interest income from external customers	9,643	5,125	4,543	3,915	2,502	1,127	29		0		26,884
Total interest income from affiliates	0	17	1	0	0	0	0		<18	>	0

Nine Months Ended September 30, 2001
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 11,664	$ 6,294	$ 5,498	$ 4,448	$ 3,300	$ 26		$ <81	>	$ 31,149
Total interest expense	5,336	2,554	2,388	2,345	1,651	2		<81	>	14,195
Net interest income	6,328	3,740	3,110	2,103	1,649	24		0		16,954
Provision for loan losses	470	161	22	147	82	0		0		882
Net interest income after provision	5,858	3,579	3,088	1,956	1,567	24		0		16,072
Total noninterest income	1,381	710	414	444	376	1,401		<7	>	4,719
Total noninterest expense	4,599	2,420	1,827	1,474	1,463	2,163		<7	>	13,939
Income before taxes	2,640	1,869	1,675	926	480	<738	>	0		6,852
Provision for income taxes	948	465	506	229	114	<273	>	0		1,989
Net income	$ 1,692	$ 1,404	$ 1,169	$ 697	$ 366	$ <465	>	$ 0		$ 4,863
Other significant items:
Total assets	$216,774	$ 111,865	$117,275	$ 77,746	$ 56,514	$74,821		$<71,953	>	$ 583,042
Total investment securities	35,130	30,061	47,038	13,711	10,374	0		0		136,314
Total loans, net of unearned income	161,110	72,052	56,511	54,717	39,784	0		0		384,174
Investment in subsidiaries	83	0	0	0	0	71,733		<71,816	>	0
Total interest income from external customers	11,664	6,248	5,463	4,448	3,300	26		0		31,149
Total interest income from affiliates	0	46	35	0	0	0		<81	>	0

Three Months Ended September 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa-hitchka Bank	Other		Eliminations		Consoli-dated
Total interest income	$ 3,237	$ 1,706	$ 1,487	$ 1,311	$ 865	$ 630	$ 12		$ <3	>	$ 9,245
Total interest expense	961	463	488	579	235	237	0		<3	>	2,960
Net interest income	2,276	1,243	999	732	630	393	12		0		6,285
Provision for loan losses	120	0	0	85	45	0	0		0		250
Net interest income after provision	2,156	1,243	999	647	585	393	12		0		6,035
Total noninterest income	530	236	405	188	230	93	469		<0	>	2,151
Total noninterest expense	1,725	889	610	536	451	414	675		<0	>	5,300
Income before taxes	961	590	794	299	364	72	<194	>	0		2,886
Provision for income taxes	351	134	224	87	118	28	<71	>	0		871
Net income	$ 610	$ 456	$ 570	$ 212	$ 246	$ 44	$ <123	>	$ 0		$ 2,015
Other significant items:
Total assets	$ 240,630	$ 113,657	$ 121,118	$ 85,941	$ 53,555	$ 41,932	$79,855		$<77,550	>	$659,138
Total investment securities	31,722	32,108	68,097	24,704	11,913	8,616	0		0		177,160
Total loans, net of unearned income	170,627	73,218	45,883	54,807	37,542	24,995	0		0		407,072
Investment in subsidiaries	94	0	0	0	0	0	77,745		<77,839	>	0
Total interest income from external customers	3,237	1,703	1,487	1,311	865	630	12		0		9,245
Total interest income from affiliates	0	3	0	0	0	0	0		<3	>	0

Three Months Ended September 30, 2001
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 3,665	$ 1,998	$ 1,758	$ 1,460	$ 1,079	$ 12		$ <10	>	$ 9,962
Total interest expense	1,574	776	740	756	507	0		<10	>	4,343
Net interest income	2,091	1,222	1,018	704	572	12		0		5,619
Provision for loan losses	230	63	22	80	42	0		0		437
Net interest income after provision	1,861	1,159	996	624	530	12		0		5,182
Total noninterest income	469	197	139	176	112	478		<2	>	1,569
Total noninterest expense	1,560	790	590	502	485	602		<2	>	4,527
Income before taxes	770	566	545	298	157	<112	>	0		2,224
Provision for income taxes	274	133	165	84	47	<41	>	0		662
Net income	$ 496	$ 433	$ 380	$ 214	$ 110	$ <71	>	$ 0		$ 1,562
Other significant items:
Total assets	$ 216,774	$ 111,865	$ 117,275	$ 77,746	$56,514	$74,821		$<71,953	>	$ 583,042
Total investment securities	35,130	30,061	47,038	13,711	10,374	0		0		136,314
Total loans, net of unearned income	161,110	72,052	56,511	54,717	39,784	0		0		384,174
Investment in subsidiaries	83	0	0	0	0	71,733		<71,816	>	0
Total interest income from external customers	3,665	1,992	1,754	1,460	1,079	12		0		9,962
Total interest income from affiliates	0	6	4	0	0	0		<10	>	0

Note G: Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with specified provisions.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement rescinded SFAS No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was amended to address the accounting for certain lease modifications. The Company adopted the provisions of SFAS No. 145 for financial statements issued after May 15, 2002. The adoption of this statement did not have a material impact on the Company's financial statements or consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of this statement on the Company's consolidated financial position and results of operation is not expected to be material.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives. The Company adopted the provisions of Statement No. 147 as of October 1, 2002, and this adoption had no impact on the Company's consolidated financial statements.

Note H: Business Combination

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of Wewahitchka State Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. Wewahitchka State Bank had total assets of $41.9 million at September 30, 2002. Wewahitchka State Bank has 3 locations in the Florida panhandle. The Company's Board of Directors viewed the acquisition of Wewahitchka State Bank as an opportunity to acquire a franchise in the northwest Florida market. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company's earnings per share (2) anticipated effect on the Company's book value per share (3) the value to the Company of a presence in the Florida panhandle and (4) alternative methods of entering the Florida panhandle and cost of those methods. The purchase price was $4.2 million and was settled with 385,648 shares of the Company's common stock. Each share issued was valued at $10.76 which was the average price at which the shares were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $1.5 million and a core deposit intangible asset of $88 thousand.

Assuming the April 16, 2002 acquisition of Wewahitchka State Bank had occurred on January 1, 2001, the consolidated results of operations on a pro forma basis for September 30, 2002 and 2001 would have been as follows:

(In thousands, except per share amounts)		Nine Months Ended September 30,
	2002	2001
Net interest income	$18,316	$18,199
Net income	5,217	4,695
Net income per share - basic	0.60	0.53
Net income per share - diluted	0.59	0.52

(In thousands, except per share amounts)		Three Months Ended September 30,
	2002	2001
Net interest income	$6,285	$6,014
Net income	2,015	1,428
Net income per share - basic	0.23	0.16
Net income per share - diluted	0.23	0.16

Note I. Goodwill and Intangible Assets

The following tables detail the changes in the carrying amount of goodwill and information related to other intangible assets at September 30, 2002:

(In thousands)	Monroeville Bank	Wewahitchka Bank	Total Goodwill
Balance at 12/31/2001	$3,981	$ 0	$3,981
Goodwill acquired at 04/16/2002	0	1,491	1,491
Balance at 09/30/2002	$3,981	$1,491	$5,472

Core deposit intangible assets totaled $88 thousand with accumulated amortization of $5 thousand at September 30, 2002. Amortization expense for core deposit intangible assets for the nine and three month periods ended September 30, 2002 was $5 thousand and $3 thousand, respectively. Core deposit intangible assets are amortized over 7 years. Estimated amortization expense related to other intangible assets for the next five years is $8 thousand in 2002 and $12 thousand per year for the years 2003 through 2007.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
(In thousands, except per share amounts)
Reported net income	$5,652	$4,863	$2,015	$1,562
Add back goodwill amortization	0	149	0	50
Adjusted net income	$5,652	$5,012	$2,015	$1,612

Basic earnings per share
Reported net income	$0.65	$0.57	$0.23	$0.18
Goodwill amortization	0.00	0.02	0.00	0.01
Adjusted net income	$0.65	$0.59	$0.23	$0.19
Diluted earnings per share
Reported net income	$0.65	$0.57	$0.23	$0.18
Goodwill amortization	0.00	0.02	0.00	0.01
Adjusted net income	$0.65	$0.59	$0.23	$0.19

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company formerly known as South Alabama Bancorporation, Inc. (the "Company"), and its wholly owned subsidiaries, BankTrust (formerly South Alabama Bank), BankTrust of Brewton (formerly First National Bank, Brewton), The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, Wewahitchka State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2001 and September 30, 2002, and significant changes for the three and nine month periods ended September 30, 2002 and 2001.

Forward-Looking Statements

This report on Form 10-Q contains certain forward looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Consolidated Financial Statements and the following discussion. These statements can be identified by the use of words like "expect," "may," "could," "should," "intend," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

- the stability of interest rates,

- the rate of growth of the economy in the Company's market area,

- the success of the Company's marketing efforts,

- the ability to expand into new segments of the market area,

- competition,

- changes in technology,

- the strength of the consumer and commercial credit sectors,

- levels of consumer confidence,

- the impact of regulation applicable to the Company, and

- the performance of stock and bond markets.

Critical Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the "Company" ) and its wholly-owned subsidiaries, BankTrust

(the "Mobile Bank"), BankTrust of Brewton (the "Brewton Bank"), The Monroe County Bank (the "Monroeville Bank"), The Commercial Bank of Demopolis (the "Demopolis Bank"), Sweet Water State Bank (the "Sweet Water Bank"), and Wewahitchka State Bank (the "Wewahitchka Bank") (collectively the "Banks"), and South Alabama Trust Company, Inc. (the "Trust Company"). All significant intercompany accounts and transactions are eliminated. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial and real estate loans and investment securities in Southwest Alabama and the panhandle of Florida. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, Management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in Mobile, Baldwin, Monroe, Marengo, Clarke, and Escambia Counties of Alabama and Gulf County in Florida. In addition, the real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area. Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to make changes to the allowances based on their judgment about information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally purchased and sold for one day periods.

Investment Securities

Investment securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Securities within the available for sale portfolio may be used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets. Investment securities not classified as available for sale or trading are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Premiums and discounts are amortized and accreted to operations using the level yield method, adjusted for prepayments as applicable. Management has the intent and the Company has the ability to hold these assets as long-term investments until their maturities. Under certain circumstances (including the significant deterioration of the issuer's creditworthiness or a significant change in tax-exempt status or statutory or regulatory requirements), securities classified as held to maturity may be sold or transferred to another portfolio. During 2000, the Company transferred the held to maturity portfolio to available for sale as allowed under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Loans and Interest Income

Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans. Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method and according to the rule of 78's which approximates the interest method. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses. This determination also considers the balance of impaired loans (which are generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases as applicable.

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, all of which are beyond the Company's control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, and including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

Income Taxes

The Company files a consolidated federal income tax return. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually. Measurement of any impairment of such assets is based on those assets' fair value, with the resulting charge recorded as a loss. Core deposit intangible assets are amortized over 7 years.

There were no significant impairment losses recorded in 2002 or 2001.

Treasury Stock

Treasury stock repurchases and sales are accounted for using the cost method.

Trust Company Assets and Income

Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are generally recognized on the cash basis. The income recognized on the cash basis is not materially different from that which would be reported on the accrual basis.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through September 30, 2002, Management has not utilized derivatives as a part of this process.

Recent Acquisition

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. This acquisition added approximately $41.9 million to the Company's total assets, $44 thousand to its net income for the quarter ended September 30, 2002 and $99 thousand to the Company's net income for the nine months ended September 30, 2002. As a result of the purchase, the Company recorded goodwill of $1.5 million and a core deposit intangible asset of $88 thousand.

Share Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of September 30, 2002, the Company had purchased 184 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private sales and were accounted for under the treasury stock method. Had these purchases not occurred, basic and diluted earnings per share would have been $.01 less for the nine months ended September 30, 2002.

Financial Condition

Assets

Total assets at September 30, 2002 were $659.1 million, an increase of $66.8 million from $592.4 million at December 31, 2001. Excluding the increase in total assets attributable to the purchase of the Wewahitchka State Bank, total assets increased $24.8 million, or 4.2 percent from December 31, 2001. This increase of $24.8 million (excluding the recent acquisition)

resulted primarily from the increase in investment securities of $22.2 million, or 15.2 percent, from December 31, 2001, which was funded by the decrease in federal funds sold of $1.5 million, or 9.0 percent, and the increase in deposits of $21.0 million, or 4.2 percent.

Deposits

Total deposits increased from $501.5 million at December 31, 2001 to $558.4 million at September 30, 2002, an increase of $56.9 million. Of this increase, $35.9 million is attributable to the purchase of the Wewahitchka State Bank. Excluding the purchase of the Wewahitchka State Bank, other time deposits, consisting of certificates of deposit, decreased $231 thousand, or 0.2 percent while large denomination time deposits increased $23.9 million, or 25.5 percent. The increase in large denomination time deposits occurred primarily at the Mobile bank. The Company does not utilize brokered deposits and offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Excluding the purchase of the Wewahitchka State Bank, non-interest bearing demand deposits decreased $8.0 million, or 8.0 percent, while interest bearing demand deposits increased $1.4 million, or 1.0 percent. Excluding the purchase of Wewahitchka State Bank, core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $2.9 million, or 0.7 percent. The decrease in non-interest bearing deposits and core deposits is primarily attributable to the withdrawal of a short-term deposit by one large depositor.

Capital Resources

The Company's equity as a percentage of total assets at September 30, 2002 was 12.3 percent, compared to 12.5 percent at December 31, 2001. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.8 percent at September 30, 2002 compared to 13.2 percent at year-end 2001. The decreases in these ratios resulted primarily from the Company's repurchase of its own stock and the purchase of the Wewahitchka State Bank.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $69.1 million at December 31, 2001 and $72.4 million at September 30, 2002. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $73.9 million at December 31, 2001 and $77.8 million at September 30, 2002. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 15.67 percent and 16.78 percent, respectively, at December 31, 2001, and 15.11 percent and 16.24 percent, respectively, at September 30, 2002. Both the

December 2001 and the September 2002 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for September 30, 2002 are shown below (dollars in thousands):

September 30, 2002
Tier I capital-Tangible common shareholders' equity	$72,358
Tier II capital-Allowable portion of the allowance for loan losses	5,436
Total capital (Tiers I and II)	$77,794

Risk-weighted assets	$478,930
Quarterly average assets	642,788
Risk-based capital ratios:
Tier I capital	15.11%
Total capital (Tiers I and II)	16.24%

During the third quarter of 2002 the Company declared a regular quarterly dividend of $0.12 per share, payable October 1, 2002, to shareholders of record September 14, 2002.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale excluding pledged securities) totaled $142.4 million at September 30, 2002. These assets represented 21.6 percent of total assets at quarter end as compared to 18.8 percent at December 31, 2001. The net change in cash and cash equivalents for the nine month period ended September 30, 2002 was an increase of $10.4 million, or 24.7 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
September 30, 2002		December 31, 2001
Accruing loans 90 days or more past due	$ 36	$1,008
Loans on non-accrual	4,009	1,580
Renegotiated loans	1,030	0
Total non-performing loans	5,075	2,588
Other real estate owned	520	387
Total non-performing assets	$5,595	$2,975

Accruing loans 90 days or more past due as a percent of loans	0.01%	0.26%
Total non-performing loans as a percent of loans	1.25%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	1.37%	0.78%

Accruing loans 90 days or more past due decreased from year-end 2001 to September 30, 2002 by $972 thousand. The decrease was primarily caused by one loan which was brought to current status after year-end 2001. Loans on non-accrual for the same period increased $2.4 million. Approximately half of this amount resulted from the purchase of Wewahitchka State Bank. The remaining amount consists of several loans at the Mobile bank. All loans on non-accrual have been allocated a portion of the allowance for loan losses for possible loss in principal. Renegotiated loans consist of one large loan that is performing as scheduled.

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

Results of Operations

The Third Quarter

Net Income

The Company recorded net income of $2.0 million, or $0.23 per share, during the third quarter of 2002, compared to net income in the third quarter of 2001 of $1.6 million, or $0.18 per share. Since January 2001, the prime lending rate has decreased by 475 basis points, and this rapid decrease caused the Company's interest sensitive assets to reprice downward faster than interest sensitive liabilities. The result has been a reduction in the tax equivalent net yield on interest earning assets from 4.45 percent in the first nine months of 2001 to 4.32 percent for the first nine months of 2002. Because of this decrease in the net yield, net interest revenue increased by only $666 thousand, despite the increase in average interest earning assets from $534.8 million for the first nine months of 2001 to $579.6 million in the first nine months of 2002. Of the increase in net interest revenue, $394 thousand is attributable to the Company's acquisition of the Wewahitchka State Bank. Because current interest rates are historically low, Management believes that additional decreases in the prime lending rate would result in a further decline in the net interest margin. In addition, time deposit rates in certain markets served by the Company have risen slightly and Management believes that even in a stable prime rate environment, competitive pressure for these accounts could result in additional decreases in the net interest margin, which would have an adverse effect on net interest income.

Provision for Loan Losses

Management provided $250 thousand for loan losses during the third quarter of 2002, compared to a $437 thousand provision for the third quarter of 2001. The allowance for loan losses at September 30, 2002 and December 31, 2001 as percentages of loans net of unearned income were 1.59 percent and 1.39 percent, respectively. The increase in this percentage is primarily attributable to the purchase of the Wewahitchka State Bank, which has a higher loan loss reserve as a percentage of loans due to its higher level of classified loans. The allowance for loan losses represented 1.28 times non-performing loans at September 30, 2002 and 2.06 times non-performing loans at December 31, 2001. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2002.

Non-Interest Revenue and Expense

Non-interest revenue was $2.2 million for the third quarter of 2002, compared to $1.6 million for the same period in 2001, an increase of 37.1 percent, due primarily to the increase in securities gains of $480 thousand and to the purchase of the Wewahitchka State Bank which contributed $94 thousand. The increase in securities gains resulted from sales of bonds at several of the banks. In making the decision to sell these bonds, Management considered the likelihood of these bonds being called and the current types and rates of bonds available.

Salary and employee benefit expense increased by $378 thousand, or 14.4 percent, from the third quarter of 2001 to the third quarter of 2002, primarily a result of the purchase of the Wewahitchka State Bank. Pension plan expense has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock markets. This has resulted in an increase in the expense required to fund the Company's pension plan.

Net occupancy expense was $386 thousand in the third quarter of 2002, an increase of $58 thousand, or 17.7 percent, from the same period of 2001. The purchase of the Wewahitchka State Bank accounted for $37 thousand of this increase with the remaining increase being primarily attributable to the addition of one branch at the Mobile bank. Furniture and equipment expense increased $78 thousand, with $44 thousand being attributable to the purchase of the Wewahitchka State Bank.

Intangible amortization decreased from $50 thousand in the third quarter of 2001 to $3 thousand in the third quarter of 2002. This decrease was caused by the adoption of SFAS No. 142 (See Note G to the Consolidated Financial Statements above). The adoption of SFAS No. 142 resulted in amortization of goodwill at the Monroe bank being discontinued, resulting in a decrease in intangible amortization of $50 thousand for the third quarter of 2002 compared to the same period in 2001. Goodwill will be tested for impairment at least annually. The purchase of the Wewahitchka State Bank resulted in $3 thousand intangible amortization for the third quarter of 2002 relating to core deposit intangibles.

The category other expense increased by $306 thousand in the third quarter of 2002, with $106 thousand of this increase resulting from the purchase of the Wewahitchka State Bank. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) converting Wewahitchka State Bank's core computer system to the system currently used by the other banks, (2) the purchase of new item processing systems and, (3) the opening of a new branch at the Mobile bank. Management has not yet determined either the costs of, or the potential savings and revenue growth associated with, these expenditures.

Income tax expense was $871 thousand for the third quarter of 2002, compared to $662 thousand for the same period in 2001. The effective combined tax rates for the third quarter of 2002 and 2001 were 30.2 percent and 29.8 percent, respectively.

The Nine Month Period

Net Income

The Company recorded net income of $5.7 million, or $0.65 per share, during the first nine months of 2002 compared to net income in the first nine months of 2001 of $4.9 million, or $0.57 per share. Net interest revenue increased by $949 thousand. Excluding the purchase of the Wewahitchka State Bank, net interest revenue increased by only $260 thousand, despite higher levels of average interest earning assets, due to the rapid decrease in interest rates since January 2001. Management provided $667 thousand for loan losses during the first nine months of 2002 compared to $882 thousand for the first nine months of 2001.

Non-Interest Revenue and Expense

Non-interest revenue was $5.8 million for the first nine months of 2002, compared to $4.7 million for the same period in 2001, an increase of 23.6 percent. This increase is primarily attributable to the increase in securities gains of $709 thousand, or 409.8 percent, to the increase in mortgage loan referral fees of approximately $136 thousand, or 35.2 percent, and to the purchase of the Wewahitchka State Bank, which accounted for $203 thousand.

Non-interest expense in the nine month period was $15.1 million in 2002, an increase of $1.2 million, or 8.0 percent from 2001. The purchase of the Wewahitchka State Bank accounted for $682 thousand of the increase. Excluding the purchase of the Wewahitchka State Bank, net occupancy expense increased $69 thousand, and furniture and fixture expense increased $109 thousand. Other expense increased $423 thousand, or 10.9 percent, with the purchase of the Wewahitchka State Bank accounting for $171 thousand of this increase. Also contributing to the increase in other expense were costs associated with the name changes at the Mobile bank, the Brewton bank and at the Company.

Income tax expense was $2.4 million for the first nine months of 2002, compared to $2.0 million for the same period in 2001. The effective combined tax rate for the first nine months of 2002 was 29.5 percent compared to 29.0 percent for the first nine months of 2001.

CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

 None

 Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 23, 2002 the Company filed a Current Report on Form 8-K stating that it had dismissed its independent accountants, Arthur Andersen LLP, and appointed KPMG LLP as its new independent accountants, effective immediately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.
(Registrant)

November 13, 2002	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 13, 2002	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

CERTIFICATIONS

I, W. Bibb Lamar, Jr., President and Chief Executive Officer of BancTrust Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BancTrust Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/W. Bibb Lamar, Jr.
Date: November 13, 2002	W. Bibb Lamar, Jr.
President and Chief Executive Officer
of BancTrust Financial Group, Inc.

I, F. Michael Johnson, Chief Financial Officer of BancTrust Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BancTrust Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/F. Michael Johnson
Date: November 13, 2002	F. Michael Johnson
Chief Financial Officer of
BancTrust Financial Group, Inc.