Form 10-K
period 2002-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2003-03-31
CIK 783739

================================================================================

                                  UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                           Commission File No. 0-15423

                                   ----------

                         BANCTRUST FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

         Alabama                                       63-0909434
(State of Incorporation)                   (IRS Employer Identification No.)

        100 Saint Joseph Street
             P. O. Box 3067
            Mobile, Alabama                               36652
(Address of principal executive office)                (Zip Code)

                                  251-431-7800
                               (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK $.01 PAR
                                (Title of Class)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [X] No [ ]

     Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 21, 2003 (assuming that all officers, directors and 5% shareholders are affiliates): $73,109,113

        Shares of Common Stock ($.01 Par) outstanding at March 21, 2003:
                                    8,740,907

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2003 annual meeting are incorporated by reference into Part III.

================================================================================

Part I

Forward-Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking information with respect to the financial condition, results of operations and business of the Company, included in the Notes to Consolidated Financial Statements in Item 8, statements contained in Item 1 below with respect to the Company's plans for the future, and in Item 7 below with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the loan loss reserve, expected loan losses, the ability to improve the efficiency ratio and the impact of inflation, unknown trends or regulatory action and other matters. These "forward-looking statements" (as defined in Section 21E of the Securities and Exchange Act of 1934) can generally be identified by words such as "should," "could," "may," "expects," "anticipates," "plans," "intends," or words of similar meaning. The Company cautions readers that forward-looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others: (1) interest rate fluctuations; (2) changes in economic conditions; (3) success of the Company's marketing efforts; (4) acquisitions and the integration of acquired businesses;
(5) competition; (6) changes in technology; (7) changes in law; (8) changes in fiscal, monetary, regulatory and tax policy; (9) customers' financial failures;
(10) fluctuations in stock and bond markets; (11) the discretion of applicable regulatory authorities; (12) changes in political conditions; (13) war; (14) inflation; and (15) other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Item 1. Business

General

     BancTrust Financial Group, Inc., formerly South Alabama Bancorporation, Inc., ("BancTrust" or "the Company") is the parent company and owner of 100% of the stock of BankTrust, formerly South Alabama Bank ( the "Mobile Bank"), headquartered in Mobile, Alabama, BankTrust of Brewton, formerly First National Bank, Brewton (the "Brewton Bank"), headquartered in Brewton, Alabama, The Monroe County Bank (the "Monroeville Bank"), headquartered in Monroeville, Alabama, The Commercial Bank of Demopolis (the "Demopolis Bank"), headquartered in Demopolis, Alabama, Sweet Water State Bank (the "Sweet Water Bank"), headquartered in Sweet Water, Alabama, Wewahitchka State Bank (the "Wewahitchka Bank"), headquartered in Wewahitchka, Florida, and South Alabama Trust Company, Inc. (the "Trust Company"), headquartered in Mobile, Alabama. BancTrust is a registered bank holding company originally incorporated under Delaware law in 1985 under the name Mobile National Corporation. In 1993, the former parent company of the Brewton Bank was merged with and into Mobile National Corporation, at which time its name was changed to South Alabama Bancorporation, Inc. Effective December 31, 1996, South Alabama changed its state of domicile from Delaware to Alabama through a merger with a wholly owned Alabama subsidiary corporation formed for that purpose. Effective May 2002 BancTrust changed its name from South Alabama Bancorporation, Inc.

     All of the stock of the Mobile Bank was acquired in 1986. By merger with their respective holding companies, the stock of the Brewton Bank and the Monroeville Bank was acquired in 1993 and 1996, respectively. The Monroeville Bank acquired by merger the assets of Peterman State Bank in 1998. The Demopolis Bank was acquired in 1998. In 1999, the Sweet Water Bank's holding company merged with and into the Company. In 2002, the Wewahitchka Bank's holding company was merged with and into BancTrust. The Mobile Bank, the Brewton Bank, the Monroeville Bank, the Demopolis Bank, the Sweet Water Bank, and the Wewahitchka Bank are sometimes referred to as the "Banks." The Trust Company was formed in 1998 as a trust corporation under Alabama law and has offices in Mobile and Brewton.

     BancTrust's corporate headquarters are located at 100 Saint Joseph Street, Mobile, Alabama 36602. The following table reflects certain basic information concerning BancTrust and its subsidiaries as of December 31, 2002.

(Dollars in Thousands)     Brewton   Demopolis    Mobile    Monroeville   Sweet Water   Wewahitchka    Trust
                            Bank       Bank        Bank         Bank          Bank          Bank      Company   Consolidated/1/
                          --------   ---------   --------   -----------   -----------   -----------   -------   ---------------
Banking Offices                  3          2           9           2             3             3          2             22
Employees                       57         35          97          32            29            23         20            299
Percent of Ownership           100%       100%        100%        100%          100%          100%       100%           100%
Loans (Net)               $ 74,012    $54,774    $179,121    $ 44,204       $38,340       $26,908        n/a       $417,359
Investments                 32,438     24,291      36,146      75,070         9,747         7,650        n/a        185,342
Total Assets               119,654     83,855     232,775     132,510        51,808        43,961     $1,798        665,810
Deposits                   102,023     68,243     197,268     112,366        45,026        37,959        n/a        562,697
Equity Capital            $ 15,649    $ 8,758    $ 24,435    $ 18,708       $ 6,536       $ 5,828     $1,599       $ 80,904

/1/ Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

     BancTrust reviews policies for the Banks and the Trust Company and coordinates certain elements of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. BancTrust utilizes the services and capabilities of the staffs of the Banks and the Trust Company in conducting its business. BancTrust has under consideration the acquisition of additional companies and/or the organization of additional subsidiaries to engage in financial related activities, and to that end officers of BancTrust are engaged in general discussions with the principals of other financial organizations from time to time.

Operations of Subsidiaries

     Deposits of the Banks are insured to the maximum limits allowed by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Banks offer similar banking services including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc., Pulse EFT Association, and Star Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, travelers' checks, letters of credit, foreign transfers and remittances and wire transfers. The Trust Company offers general, corporate and personal trust services. Mutual funds, annuities and certain insurance products and securities are offered through BT Financial Services, Inc., a subsidiary of the Mobile Bank. The Banks also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, the Banks have relationships with correspondent banks to offer additional services which may be requested by their customers. None of the Banks currently offer international banking services.

     The Brewton Bank operates three offices located in and around Brewton. The Mobile Bank has nine banking offices. Five of the Mobile Bank's offices are within the corporate limits of the City of Mobile, one is in Mobile County, one is in the City of Foley, one is in the City of Gulf Shores, and one is in the City of Daphne. The Monroeville Bank currently operates two offices in Monroeville. The Demopolis Bank operates two banking offices in and around the City of Demopolis. The Sweet Water Bank operates one banking office in Sweet Water, one in Linden and one in Thomasville. The Wewahitchka Bank operates one banking office in Wewahitchka, one in Port St. Joe, and one in Port St. Joe Beach.

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

The Monroeville Bank

     The Monroeville Bank's main office and one branch are located in Monroeville, with its primary service area extending in a ten mile radius of Monroeville. Monroe County's population is approximately 24,200, of whom about 6,800 reside in Monroeville.

     The county economy relies heavily on a blend of textile and timber-related business. Vanity Fair Mills, employing about 1,200, is the largest single employer. Timber-related industry, including Alabama River Pulp, Alabama Pine Pulp, Alabama River Woodlands, Temple-Inland, Georgia Pacific, Scotch Plywood and Harrigan Lumber Company, directly employs approximately 1,580.

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

The Demopolis Bank

     The Demopolis Bank's main office and one branch are located in Demopolis, with its primary service area extending in a 15 mile radius of Demopolis. This service area includes portions of 5 counties and has a population of approximately 19,000. Demopolis is located in Marengo County, which has a population of approximately 22,500, about 8,500 of which reside in Demopolis.

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

The Wewahitchka Bank

     The Wewahitchka Bank's main office is located in Wewahitchka, Florida. The Wewahitchka Bank operates two branches with one in Port St. Joe and the other in Port St. Joe Beach. The main office and both branches are located in Gulf County. Gulf County has a population of approximately 13,300. The economy in and around Wewahitchka is currently depressed and consists primarily of public service, retail operations, and forestry/agriculture. The businesses in Wewahitchka have access to a railroad located in Gulf County as well as an airport located in Panama City.

The Trust Company

     The Trust Company was established to provide trust services throughout the market areas served by the subsidiary Banks, and any market area served by a subsidiary Bank is a potential market area of the Trust Company. Prior to the establishment of the Trust Company in January, 1998, the Mobile Bank and the Brewton Bank both operated trust departments which served their respective market areas. The Trust Company was formed by combining these trust departments, and, as a result, the Trust Company currently serves customers primarily in the market areas served by the Mobile and Brewton Banks. BancTrust intends, and the Trust Company is working, to expand the Trust Company's presence in the markets served by all subsidiary Banks.

Competition

     Competition in the banking industry is primarily based on products and services offered, delivery of services, product pricing and interest rate levels. BancTrust competes with statewide and regional bank holding companies, most of which have substantially greater total resources than BancTrust and numerous branch offices located throughout BancTrust's market area. Also providing competition are local banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, loan production offices operated by out-of-state banks, and other providers of financial services in the areas served by BancTrust's subsidiary companies.

The Brewton Bank

     There are eight banks based in the Brewton Bank's market area. The Brewton Bank is the largest bank in terms of deposits in Escambia County with a market share of deposits of approximately 21.49 percent. The second and third largest banks in the county have market shares of approximately 20.27 percent and 16.68 percent, respectively.

The Mobile Bank

     The Mobile Bank faces intense competition in its market area. It has a market share of deposits of approximately 4.37 percent in Mobile County and 1.08 percent in Baldwin County. There are currently 18 commercial banks doing business in the Mobile/Baldwin County market. The primary competitors are the six commercial banks affiliated with either statewide or regional bank holding companies, each of which has a substantial market share. These competitors have numerous branch offices located throughout the market area.

The Monroeville Bank

     The Monroeville Bank is the oldest and largest bank in Monroe County. It has a market share of deposits of approximately 37.02 percent. Currently there are five commercial banks, including two banks owned by statewide holding companies, in Monroe County.

The Demopolis Bank

     The Demopolis Bank is the third largest bank in terms of deposits in Marengo County with a market share of approximately 18.69 percent. Currently there are six commercial banks, including one bank owned by a state-wide holding company, in Marengo County. A locally owned and operated bank is the largest bank in Marengo County and has a market share of deposits of approximately 44.22 percent.

The Sweet Water Bank

     The Sweet Water Bank is the only bank in Sweet Water and is behind the Demopolis Bank at fourth largest in total deposit market share in Marengo County, with 9.86 percent of total deposits in Marengo County. The Thomasville branch holds 3.04 percent of Clarke County's deposit market share. Between the two counties, the Sweet Water Bank faces competition from nine banks including one bank in Marengo County owned by a statewide holding company. The two largest banks in the Sweet Water Bank's market are locally owned, one in Marengo County with 44.22 percent of the deposit market and one in Clarke County with 56.41 percent of the deposit market.

The Wewahitchka Bank

     The Wewahitchka Bank is one of three banks in Gulf County. There are a total of five offices in the county with Wewahitchka operating three of the offices. The Wewahitchka Bank is the second largest in terms of market share of deposits of approximately 31.04 percent. The first and third largest banks in the county have a market share of approximately 44.24 and 24.72 percent, respectively.

The Trust Company

     The Trust Company faces significant competition for trust customers from statewide and regional bank holding companies, which have greater resources available for marketing and promotion and offer services in broader market areas. The Trust Company also competes with brokerage firms and mutual fund companies. In addition, investment advisory firms, attorneys, accountants and life insurance professionals offer services similar to those provided by the Trust Company and therefore can be seen as competitors of the Trust Company. At year end 2002, the Trust Company had approximately 1,137 accounts holding assets in excess of $438 million.

Supervision and Regulation

     BancTrust is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Board of Governors"). The Holding Company Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. Activities expressly found by the Board of Governors, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as acting as a fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, and the leasing of real and personal property, are excepted from this prohibition.

     The Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board approve an acquisition by BancTrust of the voting shares of, or substantially all the assets of, any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Effective June 1, 1997 banks may merge with banks in other states as long as neither state has opted out of interstate branching by May 31, 1997. The State of Alabama has opted in with respect to interstate branching.

     As a registered bank holding company, BancTrust is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Holding Company Act. The Board may also conduct examinations of BancTrust and each of its subsidiaries.

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

     As subsidiary banks, the Banks are subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Mobile Bank, the Monroeville Bank, the Demopolis Bank, the Sweet Water Bank and the Brewton Bank are state banks, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking, the FDIC, and the Federal Reserve. The Wewahitchka Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the State of Florida Department of Banking and Finance, the FDIC, and the Federal Reserve.

     Areas subject to regulation include dividend payments, reserves, investments, loans, mergers, issuance of securities, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws.

     Because BancTrust is subject to the provisions of the Holding Company Act, BancTrust and its subsidiaries are affected by the credit policies of the Board of Governors of the Federal Reserve System. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recessions and curb inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open-market operations in United States Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on the payment of interest for certain deposit accounts. The effect of such policies upon the future business and earnings of BancTrust and its subsidiaries cannot be predicted with certainty.

Gramm-Leach-Bliley Act

     Under the Gramm-Leach-Bliley Financial Services Modernization Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act made significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

     The Act also contains a number of other provisions that affect the Company's operations and the operations of all financial institutions. One of these provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to nonaffiliated entities. On June 30, 2000, the federal banking regulatory agencies issued regulations implementing new privacy requirements. Among other things, these regulations require banks to develop initial and annual privacy notices. The notices must describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information with non-affiliated third parties must also provide customers with an opt out notice and a reasonable period of time to opt out.

     The Company has not filed a written declaration with the Board of Governors of the Federal Reserve System to become a financial holding company and has no present intent to do so.

USA Patriot Act

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; and (vi) require financial institutions to have in place a money laundering program. In addition, an implementing regulation under the USA Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. The Company has implemented and will continue to implement the provisions of the USA Patriot Act, as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

Payment Of Dividends

     BancTrust is a legal entity separate and distinct from its subsidiaries. The principal source of cash flow for BancTrust, including cash flow to pay dividends to its shareholders, is dividends from its subsidiary banks and trust company. There are statutory and regulatory limitations on the payment of dividends by these subsidiaries to BancTrust, as well as by BancTrust to its shareholders.

     As to the payment of dividends, all of BancTrust's state-chartered banking subsidiaries and its trust company subsidiary are subject to the respective laws and regulations of the state in which the bank is chartered, and to the regulations of the FDIC.

     If, in the opinion of a federal banking regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under current federal law, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

     The payment of dividends by BancTrust and its subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

     BancTrust and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve Board in the case of BancTrust and the FDIC in the case of each of its subsidiary banks. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve Board: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of certain subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital is 4.0%. At December 31, 2002, BancTrust's consolidated Total Capital Ratio was 16.0% and its Tier 1 Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) was 14.9%.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points above the stated minimums. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. At December 31, 2002, BancTrust's Leverage Ratio was 10.9%.

     Each of BancTrust's subsidiary banks is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board. Each of BancTrust's subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 2002. Neither BancTrust nor any of its subsidiary banks has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

     The Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off- balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Prompt Corrective Action

     Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, current federal law requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     At December 31, 2002, all of the subsidiary banks of BancTrust had the requisite capital levels to qualify as well capitalized for prompt corrective action purposes.

FDIC Insurance Assessments

     The FDIC currently uses a risk-based assessment system for Insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized;

and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

     The FDIC may terminate an institution's insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Source of Strength

     According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a bank subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC's loss.

Changes in Regulations

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. BancTrust cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

Company Website Information

     The Company's website address is http://www.banctrustfinancialgroupinc.com. The Company does not currently make available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company has not made these reports available on its website because these reports are available on the Securities and Exchange Commission's website at http://www.sec.gov. The Company plans to post these reports on its website in the future. The Company voluntarily provides paper copies of its periodic reports filed with the SEC free of charge upon request.

Item 2. Properties

     BancTrust and the Mobile Bank occupy leased premises located in downtown Mobile, Alabama consisting of a building complex of approximately 30,000 square feet. The primary term of the lease of the building complex expires December 31, 2005. The Bank has an option to extend the term of this lease for two additional terms of five years each.

     In addition to the downtown office, the Mobile Bank operates five full service branch offices at various locations in Mobile County. The banking premises of two branches are owned in fee, while three branches, one of which is located inside a supermarket, are leased. One lease expires in 2004, one expires in 2006 and one expires in 2013. The Mobile Bank owns a parcel of land and a building in Mobile County on which it plans to open a new branch by June of 2003. The Mobile Bank operates three full service branch offices and owns one undeveloped parcel in Baldwin County, all of which are owned in fee.

     The Brewton Bank's main office, containing approximately 6,832 square feet, is located in downtown Brewton, Alabama. This main office is owned in fee. In addition, the Brewton Bank operates two branches, one in the City of Brewton and one in the City of East Brewton. Both of these branches are owned in fee.

     The Monroeville Bank's main office, containing approximately 20,402 square feet, is located in Monroeville, Alabama. Approximately 4,000 square feet of the main office is rented to a law firm in which John B. Barnett, III, a Director and Executive Vice President at BancTrust, is a member. In addition, the Monroeville Bank operates one other branch in the city of Monroeville. It also owns a 3,350 square foot building in Peterman, which is located approximately five miles north of Monroeville. All three locations are owned in fee by the Monroeville Bank. The Monroeville Bank closed its Peterman branch on March 1, 2001 and plans to hold the location for future use.

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

     The main office of the Wewahitchka Bank is located in Wewahitchka in a one story building of approximately 7,363 square feet. This main office is owned in fee. In addition, the Wewahitchka Bank also operates a banking office in Port St. Joe, which is owned in fee, and one in Port St. Joe Beach. The branch in Port St. Joe Beach is a modular unit owned by the Mobile Bank, and the premises on which it is located are leased through 2025.

Item 3. Legal Proceedings

     As of the date of this report there were no material pending legal proceedings to which BancTrust or any of the Banks or the Trust Company was a party, other than ordinary routine litigation incidental to their business.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Market Prices And Cash Dividends Per Share

     BancTrust's common stock trades on The Nasdaq Small Cap Stock Market(R) under the symbol BTFG.

     Trades have generally occurred in small lots, and the prices quoted are not necessarily indicative of the market value of a substantial block.

     At December 31, 2002, the Company had approximately 2,200 shareholders, of record or through registered clearing agents.

                                              BID PRICES
                                               PER SHARE        REGULAR CASH
                                            ---------------   DIVIDENDS DECLARED
                                             HIGH     LOW        PER SHARE
                                            ------   ------   ------------------

2002
1st Quarter                                 $10.76   $ 9.45        $.12
2nd Quarter                                  12.40    10.35         .12
3rd Quarter                                  12.26    10.30         .12
4th Quarter                                  11.10    10.01         .12

2001
1st Quarter                                 $15.00   $ 8.31        $.11
2nd Quarter                                  14.75    10.20         .11
3rd Quarter                                  11.31     9.50         .11
4th Quarter                                  10.50     9.00         .11

Item 6. Selected Financial Data

(DOLLARS IN THOUSANDS EXCEPT PER
SHARE AMOUNTS)                       2002       2001       2000       1999       1998
--------------------------------   --------   --------   --------   --------   --------
RESULTS OF OPERATIONS:
Interest revenue                   $ 35,906   $ 40,317   $ 43,420   $ 40,230   $ 38,070
Interest expense                     11,766     17,695     19,461     17,826     17,552
                                   --------   --------   --------   --------   --------
Net interest revenue                 24,140     22,622     23,959     22,404     20,518
Provision for loan losses               961      1,787      1,235        827        571
Non-interest revenue                  7,569      6,341      5,392      4,604      4,515
Non-interest expense                 20,387     18,436     17,598     16,855     16,106
                                   --------   --------   --------   --------   --------

Income before income taxes           10,361      8,740     10,518      9,326      8,356
Income taxes                          3,038      2,514      3,071      2,621      2,267
                                   --------   --------   --------   --------   --------

Net income                         $  7,323   $  6,226   $  7,447   $  6,705   $  6,089
                                   ========   ========   ========   ========   ========

Basic net income per share         $    .85   $    .73   $    .87   $    .78   $    .72
                                   ========   ========   ========   ========   ========

Diluted net income per share       $    .84   $    .73   $    .87   $    .77   $    .71
                                   ========   ========   ========   ========   ========
Cash dividends declared per share  $    .48   $    .44   $    .40   $   .355   $   .318
                                   ========   ========   ========   ========   ========

YEAR-END STATEMENT
OF CONDITION:
Total assets                       $665,810   $592,372   $577,116   $556,858   $557,358
Loans, net of unearned income       417,359    382,313    378,353    357,924    313,031
Deposits                            562,697    501,477    486,835    467,452    475,445
Shareholders' equity                 80,904     73,914     70,835     64,082     64,648

AVERAGE BALANCES:
Total assets                       $636,318   $576,381   $555,507   $553,313   $514,438
Average earning assets              589,322    536,380    514,999    510,961    478,390
Loans                               402,927    382,818    367,281    341,792    289,352
Deposits                            540,053    486,012    468,137    468,462    437,056
Shareholders' equity                 78,658     73,204     66,604     64,696     61,385

PERFORMANCE RATIOS:
Net income to:
   Average total assets                1.15%      1.08%      1.34%      1.21%      1.18%
   Average shareholders' equity        9.31%      8.50%     11.18%     10.36%      9.92%
Average shareholders' equity to
   average total assets               12.36%     12.70%     11.99%     11.69%     11.93%
Dividend payout ratio                 56.66%     60.25%     46.05%     45.49%     44.70%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion and analysis focuses on information about BancTrust Financial Group, Inc. (formerly South Alabama Bancorporation, Inc.) and its subsidiaries, BankTrust (formerly South Alabama Bank), BankTrust of Brewton (formerly First National Bank, Brewton), The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, Wewahitchka State Bank and South Alabama Trust Company, Inc., that is not otherwise apparent from the consolidated financial statements and related footnotes appearing below in this Annual Report. Reference should be made to those statements and the financial data presented elsewhere in this report for a complete understanding of the following discussion and analysis.

     On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002.

Summary

     Net income for 2002 was $7.3 million compared to $6.2 million in 2001. On a per share basis, basic earnings were $.85 in 2002 and $.73 in 2001, and diluted earnings were $.84 in 2002 and $.73 in 2001. Return on average assets in 2002 was 1.15 percent compared to 1.08 percent in 2001. In 2002, return on average equity was 9.3 percent compared to 8.5 percent in 2001. Average shareholders' equity to average assets remained strong at 12.36 percent in 2002.

Critical Accounting Policies

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies relate to allowance for loan losses and intangible assets. A description of these policies is as follows:

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses. This determination also considers the balance of impaired loans (which are generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

     The provision for loan losses is the cost of providing an allowance that is adequate to absorb inherent losses on loans in the portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Loan review procedures are in place to ensure that potential problem loans are identified. The procedures include a continuous review of the portfolios at the affiliate banks by the Company's loan review department.

     Management's evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work-out and collection arrangements, and possible con-
centrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, and other economic factors. Each quarter this review is quantified in a report to Management which uses it to determine whether an appropriate allowance is maintained. This report is then submitted to the Company's Board of Directors quarterly. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

Intangible Assets

     Goodwill and other intangible assets with indefinite useful lives created by business combinations accounted for under the purchase method of accounting subsequent to June 30, 2001 are no longer amortized, but instead are tested for impairment annually. An impairment loss is recognized in the Statement of Income if the carrying value of a reporting segment's goodwill exceeds the implied fair value of its related goodwill. Core deposit intangible assets generated in business combinations are amortized over 7 years.

Financial Condition
Average Assets and Liabilities

     Average assets in 2002 were $636.3 million, compared to $576.4 million in 2001. Average loans, net, in 2002 were $396.7 million or 4.9 percent higher than average loans of $378.0 million in 2001. Loan growth at the Company had been strong for several years; however, it slowed somewhat in 2001 in all markets served by BancTrust and loan demand remained slow through most of 2002. The purchase of the Wewahitchka Bank contributed $19.1 million of average loans in 2002.

     Average deposits of $540.1 million in 2002 were $54.1 million, or 11.1 percent, higher than average deposits in 2001. The purchase of the Wewahitchka Bank accounted for $26.6 million of the increase in average deposits. Short-term borrowings consist of federal funds purchased. Federal Home Loan Bank borrowings, overnight repurchase agreements and deposits in the treasury tax and loan account. Reliance on these funds at the Company historically has been low. The ratio of average short-term borrowings to average total assets at BancTrust in 2002 and 2001 was 1.3 percent and 1.2 percent, respectively.

     Long-term debt consists of loans from the Federal Home Loan Bank. These funds, when borrowed, are used to fund assets of comparable maturities such as investment securities and loans.

     The Company's average equity as a percent of average total assets in 2002 was 12.4 percent, compared to 12.7 percent in 2001. Average equity in 2002 and 2001 included approximately $5.1 million and $4.1 million, respectively, recorded as goodwill related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

(IN MILLIONS)                        2002     2001     2000     1999     1998
-------------                       ------   ------   ------   ------   ------

Average Assets
   Cash and non-interest
      bearing deposits              $ 25.4   $ 19.6   $ 17.9   $ 20.8   $ 18.8
   Interest bearing deposits            .9       .9       .6       .7       .4
   Federal funds sold                 21.1     14.8      6.6     10.7     29.2
   Investment securities             164.4    137.9    140.6    157.8    159.4
   Loans, net                        396.7    378.0    362.9    337.9    285.9
   Premises and equipment, net        15.3     13.5     12.8     12.5     10.1
   Other real estate owned, net         .5       .2       .2       .2       .1
   Intangible assets                   5.1      4.1      4.2      4.5      4.4
   Other assets                        6.9      7.4      9.7      8.2      6.1
                                    ------   ------   ------   ------   ------

Average Total Assets                $636.3   $576.4   $555.5   $553.3   $514.4
                                    ======   ======   ======   ======   ======
Average Liabilities and
   Shareholders' Equity
   Non-Interest bearing
      demand deposits               $ 89.7   $ 79.6   $ 76.0   $ 73.0   $ 69.1
   Interest bearing
      demand deposits                148.0    131.7    129.8    139.4    130.1
   Savings deposits                   40.0     34.8     34.6     35.0     34.0
   Time deposits                     262.4    239.9    227.8    221.0    203.9
                                    ------   ------   ------   ------   ------
      Total deposits                 540.1    486.0    468.2    468.4    437.1

   Short-term borrowings               8.1      7.0      9.9      9.5      6.2
   Long-term debt                      6.0      6.0      6.5      6.3      5.4
   Other liabilities                   3.4      4.2      4.3      4.4      4.3
   Shareholders' equity               78.7     73.2     66.6     64.7     61.4
                                    ------   ------   ------   ------   ------

Average Total Liabilities
   and Shareholders' Equity         $636.3   $576.4   $555.5   $553.3   $514.4
                                    ======   ======   ======   ======   ======

Loans

     Loan growth slowed somewhat in 2002 as net average loans, absent the purchase of the Wewahitchka Bank, were only slightly higher than in 2001. The loan to deposit ratio was 74.2 percent at year-end 2002 compared to 76.2 percent at year-end 2001. For the five year period from 1998 to 2002, net average loans grew at a compounded rate of 8.7 percent.

     Between year-end 2001 and year-end 2002, commercial, financial and agricultural loans increased by $16.4 million, real estate-construction loans increased by $5.0 million, installment loans increased by $1.8 million, and real estate-mortgage loans increased by $11.2 million. Most of these increases are due to the purchase of the Wewahitchka Bank.

     It is Management's goal to make loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of the outstanding loans in the categories of commercial, financial and agricultural, real estate-construction and real estate-mortgage at December 31, 2002, $192.9 million, or 53.6 percent, mature within one year and are therefore subject to interest rate changes, if needed, to adjust for asset/liability management purposes. Of the remaining loans in these categories maturing after one year, 35.4 percent are on a floating rate basis. Of the total loans outstanding in these categories at December 31, 2002, 70.0 percent are available for repricing within one year, either because the loans mature within one year or because they are based on a variable rate arrangement.

     The Company makes available to its customers fixed rate, longer term loans, especially in the residential real estate-mortgage area. BancTrust is able to offer, through third party arrangements, certain loan products which do not require that the longer term loans be carried on the books of the Company. These products allow the Company to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income during the recent period of lower mortgage rates. These fees have come from home purchases as well as significant home refinancing volume. If interest rates rise, the Company expects that this volume will decrease.

     Table 2 shows the distribution of loans by major category at December 31, 2002, and at each of the previous four year-ends. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

     The Company's rollover policy consists of an evaluation of maturing loans to determine whether such loans will be renewed (or rolled over) and, if so, at what amount, rate and maturity.

Table 2
DISTRIBUTION OF LOANS BY CATEGORY

(IN MILLIONS)                                       DECEMBER 31,
-------------                        ------------------------------------------
                                      2002     2001     2000     1999     1998
                                     ------   ------   ------   ------   ------
Commercial, financial,
   and agricultural                  $220.0   $203.6   $196.8   $179.5   $145.9
Real estate - construction             28.2     23.2     16.7     13.3     11.9
Real estate - mortgage                111.7    100.5    104.4    106.7     98.2
Installment                            57.8     56.0     61.8     60.0     58.5
                                     ------   ------   ------   ------   ------
   Total loans                       $417.7   $383.3   $379.7   $359.5   $314.5
                                     ======   ======   ======   ======   ======

Table 3

SELECTED LOANS BY TYPE AND MATURITY

(IN MILLIONS)                                          DECEMBER 31, 2002
                                                            MATURING
                                      --------------------------------------------------
                                       WITHIN      AFTER ONE BUT       AFTER
                                      ONE YEAR   WITHIN FIVE YEARS   FIVE YEARS    TOTAL
                                      --------   -----------------   ----------   ------
Commercial, financial,
   and agricultural                    $135.0          $ 69.9          $ 15.1     $220.0
Real estate - construction               22.2             5.3              .7       28.2
Real estate - mortgage                   35.7            58.9            17.1      111.7
                                       ------          ------          ------     ------
                                       $192.9          $134.1          $ 32.9     $359.9
                                       ======          ======          ======     ======

Loans maturing after one year with:
   Fixed interest rates                                $ 99.5          $  8.3
   Floating interest rates                               34.6            24.6
                                       ------          ------          ------     ------
                                                       $134.1          $ 32.9
                                       ======          ======          ======     ======

Securities

     Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities requires that securities be classified into one of three categories: held to maturity, available for sale, or trading. Securities classified as held to maturity are stated at amortized cost. This classification means that Management has the positive intent, and the Company has the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities in this category are held for indefinite periods of time, and include securities that Management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2002, all of the Company's securities were in the available for sale category. The Company holds no trading securities or those classified as held to maturity.

     The maturities and weighted average yields of securities available for sale at December 31, 2002, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. The equivalent adjustments, using a 34 percent tax rate, have been made when calculating yields on tax-exempt obligations.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)                              AFTER ONE BUT      AFTER FIVE BUT
                                WITHIN ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS   AFTER TEN YEARS         TOTAL
                                ---------------   -----------------   ----------------------------------   ----------------
                                 AMOUNT   YIELD    AMOUNT    YIELD     AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                                 ------   -----    -------   ------    -------   -----   -------   -----   --------   -----
Securities available for sale
   U.S. Treasury securities      $  500    6.17%   $   301    4.50%                                        $    801    5.54%
   U.S. Government agencies       1,540    6.92     29,320    4.21     $42,796    4.61%  $44,157    5.45%   117,813    4.86
   State and political
      subdivisions                3,422    7.00      8,981    6.86      14,387    7.15    28,388    7.64     55,178    7.35
   Other investments                501    6.00      4,630    5.58                         1,523    4.98      6,654    5.48
                                 ------    ----    -------    ----     -------    ----   -------    ----   --------    ----
Total securities
   available for sale            $5,963    6.83%   $43,232    4.91%    $57,183    5.25%  $74,068    6.28%  $180,446    5.64%
                                 ======    ====    =======    ====     =======    ====   =======    ====   ========    ====

Deposits and Short-Term Borrowings

     Average deposits were relatively unchanged in 2000 compared to 1999. In 2001, deposits began to grow again, although slowly. In 2002, average deposits increased by 11.1 percent. Without the purchase of the Wewahitchka Bank, average deposit growth would have been 5.7 percent in 2002. The mix of deposits, on average, remained relatively unchanged during 2002.

     BancTrust defines core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, decreased in 2002 as they represented 77.6 percent of total deposits at year-end 2002, compared to 81.4 percent at year-end 2001. While the primary emphasis at BancTrust remains on attracting and retaining core deposits, Management recognizes that, in order to fund loan growth, it might be necessary from time to time to pursue non-core funding sources such as large certificates of deposit and other borrowed funds more vigorously than in the past.

     Table 6 reflects maturities of time deposits of $100,000 or more at December 31, 2002. Deposits of $126.1 million in this category represented 22.4 percent of total deposits at year-end 2002, compared to 18.6 percent at year-end 2001.

     Short-term borrowings include three items: 1) federal funds purchased, 2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as repos, and 3) other, representing borrowings from the Federal Home Loan Bank, from the Federal Reserve through its discount operations and U.S. Treasury tax and loan funds on deposit subject to a note payable to the U.S. Treasury Department. The Company sold federal funds of $21.1 million on average during 2002 while average short term borrowings were only $8.1 million. Management has sought to control the volume of funds in this category within certain acceptable limits; however, a greater reliance on these types of funds may be necessary in order to fund loan growth in the future.

     One of Management's asset/liability management goals relating to liquidity is to maintain a net sold position (whereby federal funds sold exceeds short term borrowings). Average loan growth of 7.4 percent in 2000 combined with no growth in average deposits caused average short term borrowings to exceed average federal funds sold by $3.3 million; however, in 2001 and 2002 average federal funds sold again exceeded short term borrowings.

Table 5

AVERAGE DEPOSITS

(DOLLARS IN MILLIONS)                                          AVERAGE FOR THE YEAR
                                          2002                        2001                       2000
                            AVERAGE           AVERAGE      AVERAGE          AVERAGE    AVERAGE         AVERAGE
                             AMOUNT            RATE         AMOUNT           RATE      AMOUNT           RATE
                          OUTSTANDING          PAID      OUTSTANDING         PAID    OUTSTANDING        PAID
                          ------------------------------------------------------------------------------------
Non-interest bearing
  demand deposits           $ 89.7              N/A       $  79.6            N/A        $  76.0         N/A
Interest bearing
  demand deposits            148.0              1.39%       131.7            2.72%        129.8         3.47%
Savings deposits              40.0              1.47         34.8            2.57          34.6         3.00
Time deposits                262.4              3.32        239.9            5.27         227.8         5.69
                          ------------------------------------------------------------------------------------

  Total average deposits    $ 540.1                       $ 486.0                       $ 468.2
                          ====================================================================================

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(IN MILLIONS)            AT DECEMBER 31, 2002
                --------------------------------------
                  UNDER     3-12       OVER
                3 MONTHS   MONTHS   12 MONTHS   TOTAL
                --------   ------   ---------   ------

                  $61.1     $48.7     $16.3     $126.1
                  -----     -----     -----     ------

Table 7

SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)                    2002                             2001                             2000
                             ------------------------------   ------------------------------   ------------------------------
                                         AVERAGE   WEIGHTED               AVERAGE   WEIGHTED               AVERAGE   WEIGHTED
                              MAXIMUM    BALANCE    AVERAGE    MAXIMUM    BALANCE    AVERAGE    MAXIMUM    BALANCE   AVERAGE
                             MONTH-END   DURING    INTEREST   MONTH-END   DURING    INTEREST   MONTH-END   DURING    INTEREST
                             BALANCE      YEAR       RATE      BALANCE     YEAR       RATE      BALANCE     YEAR       RATE
                             ---------   -------   --------   ---------   -------   --------   ---------   -------   --------
Federal funds purchased        $1,450     $  529     2.32%      $  950     $  360     3.06%     $11,400     $5,323     6.93%
Securities sold under
   agreement to repurchase      9,981      6,836      .94        7,909      5,668     3.42        5,323      4,318     4.65
Other                           2,814        735     1.87          766        968     3.93          868        306     6.44
                               ------     ------     ----       ------     ------     ----      -------     ------     ----
   Total short-term
      borrowings                          $8,100     1.12%                 $6,996     3.47%                 $9,947     5.93%
                               ------     ------     ----       ------     ------     ----      -------     ------     ----

Asset/Liability Management

     The purpose of asset/liability management is to maximize return while minimizing risk. Maximizing return means achieving or exceeding the Company's profitability and growth goals. Minimizing risk means managing four key risk factors: 1) liquidity, 2) interest rate sensitivity, 3) capital adequacy, and 4) asset quality. Asset/liability management at the Company involves a comprehensive approach to statement of condition management which meets the risk and return criteria established by Management and the Board of Directors. To this point, Management has not used derivative financial instruments as part of its asset liability management process.

     The Company's primary market risk is its exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its statement of condition.

     The modeling techniques used by the Company simulate net interest income and impact on fair values of the Company's assets and liabilities under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates on the existing statement of condition. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all interest earning assets and interest bearing liabilities, the Company would expect a net decrease in net interest income of $833 thousand. Under a scenario simulating a hypothetical 100 basis point decrease, the Company would expect a net increase in net interest income of $491 thousand. These hypothetical examples are not a precise indicator of future events. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

     Liquidity represents the ability of a bank to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the statement of condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. Additionally, the Company has available, if needed, federal funds lines of credit, Federal Home Loan Bank lines of credit and an operating line of credit from a correspondent bank.

Contractual Obligations

     Tables 8 and 9 present information about the Company's contractual obligations, which by their terms are not short-term, and commitments at December 31, 2002.

Table 8

CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)              ONE YEAR      OVER ONE YEAR        OVER
                            OR LESS    THROUGH FIVE YEARS   FIVE YEARS     TOTAL
                            --------   ------------------   ----------   --------
Long-term debt (1)          $  2,000         $ 4,000                     $  6,000
Operating leases                 161             497          $  540        1,198
Certificates of deposit      232,628          42,906             477      276,011
                            --------         -------          ------     --------
Total                       $234,789         $47,403          $1,017     $283,209
                            ========         =======          ======     ========

(1) Refer to Note 11, Long Term Debt in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Table 9

COMMITMENTS

(IN THOUSANDS)              ONE YEAR      OVER ONE YEAR        OVER
                            OR LESS    THROUGH FIVE YEARS   FIVE YEARS     TOTAL
                            --------   ------------------   ----------   --------
Lines of credit - unused    $  9,357         $     2                     $  9,359
Standby letters of credit     80,311          12,611          $1,059       93,981
                            --------         -------          ------     --------
Total                       $ 89,668         $12,613          $1,059     $103,340
                            ========         =======          ======     ========

Interest Rate Sensitivity

     By monitoring the Company's interest rate sensitivity, Management attempts to maintain a desired balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, interest rate risk can be identified. The interest sensitivity analysis presented in Table 10 is based on this type of gap analysis, which assumes that rates earned on interest earning assets and rates paid on interest bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities actually change at different times and in varying amounts.

     Changes in the composition of earning assets and interest bearing liabilities can increase or decrease net interest revenue without affecting interest sensitivity. The interest rate spread between assets and their corresponding liability can be significantly changed while the repricing interval for both remains unchanged, thus impacting net interest revenue. Over a period of time, net interest revenue can increase or decrease if one side of the statement of condition reprices before the other side. An interest sensitivity ratio of 1.0 (earning assets divided by interest bearing liabilities), which represents a matched interest sensitive position, does not guarantee maximum net interest revenue. Before investing, Management must evaluate several factors, including the general direction of interest rates, in order to determine the type of investment and the maturity needed. Management may, from time to time, accept calculated risks associated with interest sensitivity in an attempt to maximize net interest revenue. The Company does not currently use derivative financial instruments to manage interest rate sensitivity.

     At December 31, 2002, the Company's three-month gap position, (earning assets divided by interest bearing liabilities), was 83 percent, and at twelve months the gap position, on a cumulative basis, was 83 percent, both within the range established by Management as acceptable. The Company's three month gap position indicates that, in a period of rising interest rates, each $1.00 of assets which reprice upward could be followed with more than $1.00 in liabilities which could reprice upward within three months. Thus, under this scenario, net interest revenue might decrease during the three month period of rising rates. In a period of falling rates, the opposite effect might occur. While certain categories, such as some loans and certain certificates of deposit, are contractually tied to interest rate movements, most are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has a certain amount of flexibility when adjusting rates on these products.

Table 10

INTEREST SENSITIVITY ANALYSIS

(DOLLARS IN THOUSANDS)
                                                   DECEMBER 31, 2002             NON-INTEREST
                                        INTEREST SENSITIVE WITHIN (CUMULATIVE)    SENSITIVE
                                        --------------------------------------     WITHIN
                                          3 MONTHS   3-12 MONTHS   1-5 YEARS       5 YEARS        TOTAL
                                          --------   -----------   ---------     ------------   --------
EARNING ASSETS
Loans (1)                                 $162,583     $253,904     $398,210       $ 19,445     $417,655
Unearned income                                                                        (296)        (296)
Less allowance for loan losses                                                       (6,356)      (6,356)
                                          --------     --------     --------       --------     --------
   Net loans                               162,583      253,904      398,210         12,793      411,003

Investment securities                        1,883        6,647       51,341        134,001      185,342
Federal funds sold and
   resale agreements                        13,417       13,417       13,417                      13,417
Interest bearing deposits in other
   financial institutions                      683          683          683                         683
                                          --------     --------     --------       --------     --------
   Total earning assets                   $178,566     $274,651     $463,651       $146,794     $610,445
                                          ========     ========     ========       ========     ========

LIABILITIES
Non-interest bearing deposits                                                      $100,046     $100,046
Interest bearing demand deposits (2)      $ 86,580     $ 86,580     $ 86,580         58,849      145,429
Savings deposits (2)                                                                 41,211       41,211
Large denomination time deposits            61,153      109,875      126,129                     126,129
Other time deposits                         54,006      122,753      149,405            477      149,882
Short-term borrowings                       11,578       11,578       11,578                      11,578
Long-term borrowings                         2,000        2,000        6,000                       6,000
                                          --------     --------     --------       --------     --------
   Total interest bearing liabilities     $215,317     $332,786     $379,692       $200,583     $580,275
                                          ========     ========     ========       ========     ========
Interest sensitivity gap                  $(36,751)    $(58,135)    $ 83,959
Earning assets/interest
   bearing liabilities                         .83          .83         1.22
Interest sensitivity gap/
   earning assets                             (.21)        (.21)         .18


(1) Non-accrual loans are included in the "Non-Interest Sensitive Within 5 Years" category.
(2) Certain types of savings and NOW accounts (included in interest bearing demand deposits) are included in the "Non-Interest Sensitive Within 5 Years" category. In Management's opinion, these liabilities do not reprice in the same proportions as rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

     Tangible shareholders' equity (shareholders' equity less goodwill and accumulated other comprehensive income) was $72.0 million at December 31, 2002, compared to $69.1 million at December 31, 2001, an increase of 4.2 percent. At year-end 2002, the Tier I capital ratio decreased to 14.9 percent from 15.7 percent at year-end 2001, primarily a result of the increase in risk weighted assets and the purchase of treasury stock. During 2002, the Company purchased 194 thousand shares of treasury stock for approximately $1.9 million. The Company's leverage ratio, defined as tangible shareholders' equity divided by quarterly average assets, was 10.9 percent at year-end 2002, well above peer group averages. The Federal Reserve and the FDIC require that bank holding companies and banks maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the statement of condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with "risk-based" assets in determining "risk-based" capital ratios. Total capital was $77.4 million at December 31, 2002. The ratios, expressed as a percent of total risk-adjusted assets, for Tier I and Total capital were 14.9 percent and 16.0 percent, respectively, at December 31, 2002. The Company exceeded the minimum risk-based capital guidelines at December 31, 2002, 2001, and 2000 (see Footnote 15 of Notes to Consolidated Financial Statements).

Table 11

RISK-BASED CAPITAL

(DOLLARS IN THOUSANDS)                                    DECEMBER 31,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------

Tier I capital -
   Tangible common shareholders' equity          $ 71,977   $ 69,053   $ 66,353
Tier II capital -
   Allowable portion of the allowance
      for loan losses                               5,451      4,861      4,608
                                                 --------   --------   --------

   Total capital (Tier I and Tier II)            $ 77,428   $ 73,914   $ 70,961
                                                 ========   ========   ========

Risk-adjusted assets                             $483,916   $440,601   $411,835
Quarterly average assets                          658,953    579,515    556,265
Risk-based capital ratios:
   Tier I capital                                   14.87%     15.67%     16.11%
   Total capital (Tier I and Tier II)               16.00%     16.78%     17.23%

Minimum risk-based capital guidelines:
   Tier I capital                                    4.00%      4.00%      4.00%
   Total capital (Tier I and Tier II)                8.00%      8.00%      8.00%

Tier I leverage ratio                               10.92%     11.92%     11.93%

Results of Operations Net Interest Revenue

     Net interest revenue, the difference between amounts earned on assets and the amounts paid on liabilities, is the most significant component of earnings for a financial institution. Changes in interest rates, changes in the volume of assets and liabilities, and changes in the asset/liability mix are the major factors that influence net interest revenue. Presented in Table 12 is an analysis of net interest revenue, weighted average yields on earning assets and weighted average rates paid on interest bearing liabilities for the past three years.

     Net yield on interest earning assets is net interest revenue, on a tax equivalent basis, divided by total interest earning assets. This ratio is a measure of the Company's effectiveness in pricing interest earning assets and funding them with both interest bearing and non-interest bearing liabilities. The Company's net yield, on a tax equivalent basis, decreased to 4.3 percent in 2002 from 4.4 percent in 2001. The numerous and rapid interest rate reductions in 2001 were still having an adverse effect in 2002, and caused rates earned on loans and other interest-earning assets to decrease more rapidly than rates paid on the liabilities, primarily deposits, used to support those assets.

     From 2000 to 2001, the net yield decreased from 4.9 percent to 4.4 percent. Although the net yield at the Company had increased for several years prior to 2001, the banking industry trend had been toward lower net interest yields over the past several years. Management had expected this trend to continue in the industry, resulting in the eventual decrease in net interest margins at BancTrust. The twelve month, 475 basis point reduction in key short term rates in 2001 plus the 50 basis point decrease in 2002, accelerated this margin decrease.

Table 12

NET INTEREST REVENUE

                                               2002                             2001                           2000
                                  ------------------------------  ------------------------------  ------------------------------
(DOLLARS IN THOUSANDS)              AVERAGE             INTEREST    AVERAGE             INTEREST    AVERAGE             INTEREST
                                     AMOUNT    AVERAGE   EARNED/     AMOUNT    AVERAGE   EARNED/     AMOUNT    AVERAGE   EARNED/
                                  OUTSTANDING    RATE     PAID    OUTSTANDING    RATE     PAID    OUTSTANDING    RATE     PAID
                                  -----------  -------  --------  -----------  -------  --------  -----------  -------  --------
Interest Earning Assets

Taxable securities                 $114,014     5.25%    $ 5,983   $ 88,587     6.11%    $ 5,417   $ 89,178     6.62%    $ 5,903
   Non-taxable securities            50,349     4.90       2,465     49,313     5.01       2,472     51,374     5.26       2,704
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
   Total securities                 164,363     5.14       8,448    137,900     5.72       7,889    140,552     6.12       8,607
   Loans(1)                         402,927     6.72      27,093    382,818     8.33      31,874    367,281     9.37      34,425
   Federal funds sold                21,096     1.57         332     14,806     3.53         522      6,576     5.47         360
   Deposits in other
      financial institutions            936     3.53          33        856     3.74          32        590     4.75          28
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
Total interest earning assets       589,322     6.09      35,906    536,380     7.52      40,317    514,999     8.43      43,420
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------

Non-interest Earning Assets

   Cash and due from banks           25,437                          19,575                          17,916
   Premises and equipment, net       15,335                          13,490                          12,842
   Other real estate                    488                             227                             177
   Other assets                       6,804                           7,439                           9,695
   Intangible assets                  5,096                           4,079                           4,278
   Allowance for loan losses         (6,164)                         (4,809)                         (4,400)
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
Total                              $636,318                        $576,381                        $555,507
                                   ========     ====     =======   ========     ====     =======   ========     ====     =======

Interest Bearing Liabilities

   Interest bearing demand and
      savings deposits             $187,953     1.41%    $ 2,641   $166,479     2.69%    $ 4,476   $164,348     3.37%    $ 5,541
   Time deposits                    262,362     3.32       8,704    239,884     5.27      12,636    227,811     5.69      12,966
   Short-term borrowing               8,100     1.12          91      6,996     3.47         243      9,947     5.93         590
   Long-term debt                     6,000     5.50         330      6,000     5.67         340      6,508     5.59         364
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------

Total interest bearing
   liabilities                      464,415     2.53      11,766    419,359     4.22      17,695    408,614     4.76      19,461
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------

Non-interest Bearing Liabilities

Demand deposits                      89,738                          79,649                          75,978
Other                                 3,507                           4,169                           4,311
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
                                     93,245                          83,818                          80,289
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
Shareholders' equity                 78,658                          73,204                          66,604
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------

Total                              $636,318                        $576,381                        $555,507
                                   ========     ====     =======   ========     ====     =======   ========     ====     =======

   Net Interest Revenue                         3.56%    $24,140                3.30%    $22,622                3.67%    $23,959
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
Net yield on interest
   earning assets                               4.10%                           4.22%                           4.65%
Tax equivalent adjustment                        .19                            0.20                            0.24
                                   --------     ----     -------   --------     ----     -------   --------     ----     -------
Net yield on interest earning
   assets (tax equivalent)                      4.29%                           4.42%                           4.89%
                                   ========     ====     =======   ========     ====     =======   ========     ====     =======

(1) Loans classified as non-accrual are included in the average volume classification. Loan fees of $890, $777 and $725 for the years ended 2002, 2001, and 2000, respectively, are included in the interest amounts for loans.

     Table 13 reflects the changes in sources of taxable-equivalent interest income and expense between 2002 and 2001 and between 2001 and 2000. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

     Tax-equivalent net interest revenue in 2002 was $1.5 million higher than in 2001. Total interest revenue decreased by $4.4 million, which was more than offset by the decrease in total interest expense of $5.9 million. Both total interest revenue and total interest expense decreased due to rate, a result of interest earning assets and interest bearing liabilities continuing to reprice downward due to the general lowering of interest rates which began in 2001. All categories of interest earning assets and interest bearing liabilities, with the exception of long-term debt, increased due to volume, part of which is attributable to the purchase of the Wewahitchka Bank.

     Tax-equivalent net interest revenue in 2001 was $1.4 million lower than in 2000. Rapidly falling interest rates in 2001 caused total interest revenue to be $3.2 million lower than the prior year. The decrease in interest earned on assets was much faster than the decrease in rates paid on interest bearing liabilities, and as a result, the interest expense decrease due to rate variance was $2.3 million.

Table 13

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

(DOLLARS IN THOUSANDS)          2002 CHANGE FROM 2001        2001 CHANGE FROM 2000
                                      Due to(1)                    Due to(1)
                             --------------------------   --------------------------
                              AMOUNT   VOLUME     RATE     AMOUNT   VOLUME     RATE
                             -------   ------   -------   -------   ------   -------
Interest Revenue:
   Taxable securities        $   566   $1,461   $  (895)  $  (486)  $  (36)  $  (450)
   Non-taxable securities        (10)      74       (84)     (337)    (153)     (184)
                             -------   ------   -------   -------   ------   -------

   Total securities              556    1,535      (979)     (823)    (189)     (634)

   Loans                      (4,781)   1,408    (6,189)   (2,551)   1,333    (3,884)
   Federal funds sold           (190)     123      (313)      162      371      (209)
   Deposits                        1        3        (2)        4       11        (7)
                             -------   ------   -------   -------   ------   -------

   Total                      (4,414)   3,069    (7,483)   (3,208)   1,526    (4,734)
                             -------   ------   -------   -------   ------   -------

Interest Expense:
   Interest bearing demand
      and savings deposits    (1,835)     332    (2,167)   (1,065)      58    (1,123)
   Other time deposits        (3,932)     801    (4,733)     (330)     656      (986)
   Short-term borrowing         (152)      14      (166)     (347)    (130)     (217)
   Long-term debt                (10)               (10)      (24)     (28)        4
                             -------   ------   -------   -------   ------   -------

   Total                      (5,929)   1,147    (7,076)   (1,766)     556    (2,322)
                             -------   ------   -------   -------   ------   -------

Net interest revenue         $ 1,515   $1,922   $  (407)  $(1,442)  $  970   $(2,412)
                             =======   ======   =======   =======   ======   =======

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses and Allowance for Loan Losses

     The provision for loan losses is the cost of providing an allowance that is adequate to absorb inherent losses on loans in the portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Loan review procedures are in place to ensure that potential problem loans are identified. The procedures include a continuous review of the portfolios at the affiliate banks by the Company's loan review department.

     Management's evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work out and collection arrangements, and possible concentrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, and other economic factors. Each quarter this review is quantified in a report to Management which uses it to determine whether an appropriate allowance is maintained. This report is then submitted to the Company's Board of Directors quarterly. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance;
(ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

     Table 14 sets forth certain information with respect to the Company's average loans, allowance for loan losses, charge-offs and recoveries for the five years-ended December 31, 2002.

Table 14

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)                                        YEAR-ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2002       2001       2000       1999       1998
                                               --------   --------   --------   --------   --------
Allowance for loan losses -
   Balance at beginning of year                $  5,328   $  4,608   $  4,128   $  3,664   $  3,394
   Balance acquired in purchase
      business combination                        1,470                                         287

Charge-offs
   Commercial, financial and agricultural           366        394        597        197        470
   Real estate - construction                                                         93         34
   Real estate - mortgage                           500        123        374        172        135
   Installment                                      883        894        397        375        387
                                               --------   --------   --------   --------   --------
   Total charge-offs                              1,749      1,411      1,368        837      1,026
                                               --------   --------   --------   --------   --------

Recoveries
   Commercial, financial and agricultural            30         43        321        185        271
   Real estate - construction                                                         48
   Real estate - mortgage                             9         37        120         58         32
   Installment                                      307        264        172        183        135
                                               --------   --------   --------   --------   --------
   Total recoveries                                 346        344        613        474        438
                                               --------   --------   --------   --------   --------

Net charge-offs                                   1,403      1,067        755        363        588
                                               --------   --------   --------   --------   --------

Addition to allowance charged to
   operating expense                                961      1,787      1,235        827        571
                                               --------   --------   --------   --------   --------

Allowance for loan losses -
   Balance at end of year                      $  6,356   $  5,328   $  4,608   $  4,128   $  3,664
                                               ========   ========   ========   ========   ========

Loans at end of year, net of unearned income   $417,359   $382,313   $378,353   $357,924   $313,031
Ratio of ending allowance  to ending loans         1.52%      1.39%      1.22%      1.15%      1.17%

Average loans, net of unearned income          $402,927   $382,818   $367,281   $341,792   $289,352

Non-performing loans                           $  4,773   $  2,588   $  2,503   $  1,798   $  1,040
Ratio of net charge-offs to average loans           .35%       .28%       .21%       .11%       .20%

Ratio of ending allowance to total
   non-performing loans                          133.17%    205.87%    184.10%    229.59%    352.31%

     Net charge-offs increased to $1.4 million in 2002 compared to $1.1 million in 2001. Net charge-offs excluding the Wewahitchka Bank were approximately $857 thousand in 2002. The loans that were charged-off by the Wewahitchka Bank were reserved for prior to BancTrust's acquisition of the Wewahitchka Bank.

     The allowance for loan losses as a percentage of loans was 1.52 percent at December 31, 2002, and 1.39 percent at December 31, 2001. The increase in this percentage is primarily attributable to the purchase of the Wewahitchka Bank, which has a higher loan loss reserve as a percentage of loans due to its higher level of classified loans. The allowance for loan losses represented 1.33 times non-performing loans at December 31, 2002, compared to 2.06 times non-performing loans at December 31, 2001. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management considered the allowance adequate at December 31, 2002.

Table 15

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)             2002                       2001                       2000                       1999
                         ------------------------   ------------------------   ------------------------   ------------------------
                                       PERCENTAGE                 PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                        OF LOANS                   OF LOANS                   OF LOANS                   OF LOANS
                                        IN EACH                    IN EACH                    IN EACH                    IN EACH
                          ALLOWANCE   CATEGORY TO    ALLOWANCE   CATEGORY TO    ALLOWANCE   CATEGORY TO    ALLOWANCE   CATEGORY TO
                         ALLOCATION   TOTAL LOANS   ALLOCATION   TOTAL LOANS   ALLOCATION   TOTAL LOANS   ALLOCATION   TOTAL LOANS
                         ----------   -----------   ----------   -----------   ----------   -----------   ----------   -----------
Commercial,
   financial
   agricultural            $3,838        52.67%       $2,644        53.12%       $1,924        51.83%        1,659        49.93%
Real estate                 1,584        33.49         1,804        32.27         1,771        31.89         1,604        33.38%
Installment                   934        13.84           880        14.61           913        16.28           865        16.69%
                           ------       ------        ------       ------        ------       ------         -----       ------

Total                      $6,356       100.00%       $5,328       100.00%       $4,608       100.00%        4,128       100.00%
                           ======       ======        ======       ======        ======       ======         =====       ======

(DOLLARS IN THOUSANDS)             1998
                         ------------------------
                                       PERCENTAGE
                                        OF LOANS
                                        IN EACH
                          ALLOWANCE   CATEGORY TO
                         ALLOCATION   TOTAL LOANS
                         ----------   -----------
Commercial,
   financial
   agricultural             1,389        46.39%
Real estate                 1,388        35.01%
Installment                   887        18.60%
                            -----       ------

Total                       3,664       100.00%
                            =====       ======

Non-Performing Assets

     Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned. Commercial, business and installment loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful; or (ii) the time at which such loans become 90 days past due unless collateral or other circumstances reasonably assure full collection of principal and interest.

     Table 16 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned.

     Non-performing loans rose to $4.8 million at year-end 2002 compared to $2.6 million a year earlier. Accruing loans 90 days or more past due decreased by $987 thousand, primarily the result of one large loan being brought current. Loans on non-accrual increased by $2.1 million. The purchase of the Wewahitchka Bank accounts for approximately $751 thousand of this increase. The remainder of the increase in non-accrual loans is primarily attributable to one borrower with several large loans. Management currently anticipates that these loans will result in foreclosure of the property securing the loans and that the amount realized from the sale of the property will approximate the carrying value of the loans less the portion of the allowance for loan losses allocated to the loans. Renegotiated loans consist of one large loan that is performing as scheduled.

     Total non-performing assets as a percentage of loans and other real estate owned at year-end 2002 was 1.30 percent compared to 0.78 percent at year-end 2001 and 0.75 percent at year-end 2000.

Table 16

SUMMARY OF NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)                                       DECEMBER 31,
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------

Accruing loans 90 days or more past due                $   21   $1,008   $  365
Loans on non-accrual                                    3,726    1,580    2,138
Renegotiated loans                                      1,026
                                                       ------   ------   ------
   Total non-performing loans                           4,773    2,588    2,503
Other real estate owned                                   667      387      328
                                                       ------   ------   ------
   Total non-performing assets                         $5,440   $2,975   $2,831
                                                       ======   ======   ======
Loans 90 days or more past due
   as a percent of loans                                 0.01%    0.26%    0.10%
Total non-performing loans
   as a percent of loans                                 1.14%    0.68%    0.66%

Total non-performing assets as a percent
   of loans and other real estate owned                  1.30%    0.78%    0.75%

Details of Non-Accrual Loans

     The impact of non-accrual loans on interest income the past three years is shown in Table 17. Not included in the table are loans totaling $4.9 million at December 31, 2002, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Table 17

DETAILS OF NON-ACCRUAL LOANS

(IN THOUSANDS)                                          2002     2001     2000
                                                       ------   ------   ------

Principal balance at December 31,                      $3,726   $1,580   $2,138

   Interest that would have been
      recorded under original terms
      for the years-ended December 31,                 $  188   $  165   $  154

   Interest actually recorded
      in the financial statements for
      the years-ended December 31,                     $  121   $   29   $   48

Non-Interest Revenue and Non-Interest Expense

     Trust revenue continues to be a significant source of non-interest revenue, accounting for $1.9 million, or 25.1 percent of total non-interest revenue at BancTrust in 2002. Service charges on deposit accounts increased by $248 thousand, or 8.6 percent. The purchase of the Wewahitchka Bank accounted for $173 thousand of this increase. The category other income, charges and fees increased 16.1 percent in 2002 compared to 2001, and 62.5 percent in 2001 compared to 2000. Mortgage loan referral fees accounted for a large portion of these increases. While the current low rate environment has exerted significant pressure on interest margins at BancTrust, it has also presented an opportunity to increase revenue in the mortgage area. Management intends to continue to pursue this and additional opportunities to increase non-interest revenue. However, the Company expects mortgage loan referral fees to decrease if interest rates rise.

     Securities gains increased from $173 thousand in 2001 to $889 thousand in 2002, the result of sales of bonds at several of the banks. In making the decision to sell these bonds, Management considered the likelihood of these bonds being called and the current types and rates of bonds available for reinvestment.

Table 18

NON-INTEREST REVENUE
(IN THOUSANDS)                                          YEAR-ENDED DECEMBER 31,
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------
Non-Interest Revenue:
   Service charges on deposit accounts                 $3,137   $2,889   $2,812
   Trust revenue                                        1,898    1,862    1,704
   Securities gains, net                                  889      173        4
   Other income, charges and fees                       1,645    1,417      872
                                                       ------   ------   ------

   Total                                               $7,569   $6,341   $5,392
                                                       ======   ======   ======

     One measure of profitability at BancTrust is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. The lower the ratio, the more efficient the company. The efficiency ratio in 2002 was 62.12 percent compared to 61.30 percent in 2001 and 57.57 percent in 2000. The increase in non-interest expense in 2002 was the primary cause of the increase in the efficiency ratio compared to 2001.

     Non-interest expense increased 10.6 percent in 2002 compared to 2001 and
4.8 percent in 2001 compared to 2000. Salaries and pension and other employee benefits costs, the largest non-interest expense category, increased 8.7 percent in 2002. The purchase of the Wewahitchka Bank accounted for 64.3 percent of the increase in personnel cost. Higher health insurance costs, pension plan expense and salary increases accounted for most of the remaining increase. Furniture and equipment expenses increased 21.6 percent, while net occupancy expenses increased 16.9 percent in 2002, attributable to the opening of one new office in the Mobile County market in late 2001 and to the purchase of the Wewahitchka Bank. Intangible amortization decreased from $198 thousand in 2001 to $9 thousand in 2002. This decrease was caused by the adoption of SFAS No. 142 by the Company on January 1, 2002. Under SFAS No. 142, intangible assets deemed to have indefinite lives are no longer amortized but instead are tested annually for impairment. The Company's goodwill qualifies for the non-amortization provisions of SFAS No. 142 and as a result no goodwill amortization expense was recorded in 2002. The purchase of the Wewahitchka State Bank resulted in the $9 thousand intangible amortization for 2002 relating to core deposit intangibles. Other operating expenses in 2002 increased $719 thousand, or 13.9 percent, from 2001. The purchase of the Wewahitchka Bank accounted for approximately $323 thousand of this increase. Also contributing to this increase were the name changes at the Mobile Bank, the Brewton Bank and the Company.

Table 19

NON-INTEREST EXPENSE
(IN THOUSANDS)                                        YEAR-ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------
Non-Interest Expense:
   Salaries                                         $ 8,974   $ 8,234   $ 8,127
   Pension and other employee benefits                2,350     2,184     1,951
   Furniture and equipment expenses                   1,722     1,416     1,396
   Net occupancy expenses                             1,446     1,237     1,173
   Intangible amortization                                9       198       198
   Other operating expenses                           5,886     5,167     4,753
                                                    -------   -------   -------

   Total                                            $20,387   $18,436   $17,598
                                                    =======   =======   =======

Income Taxes

     Income tax expense was $3.0 million in 2002, compared to $2.5 million and $3.1 million in 2001 and 2000, respectively. The effective combined tax rate was
29.3 percent in 2002, compared to 28.8 percent in 2001 and 29.2 percent in 2000.

Inflation and Other Issues

     Because the Company's assets and liabilities are essentially monetary in nature, the effect of inflation on the Company's assets is less significant compared to most commercial and industrial companies. Inflation has an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Management believes, however, that the Company's financial results are influenced more by its ability to react to changes in interest rates than by inflation.

     Except as discussed in this Management's Discussion and Analysis, Management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  2002
(DOLLARS IN THOUSANDS EXCEPT   -------------------------------------------
PER SHARE AMOUNTS)              FIRST   SECOND    THIRD   FOURTH    TOTAL
                               ------   ------   ------   ------   -------
Interest revenue               $8,574   $9,065   $9,245   $9,022   $35,906
Interest expense                2,976    3,045    2,960    2,785    11,766
                               ------   ------   ------   ------   -------

Net interest revenue            5,598    6,020    6,285    6,237    24,140

Provision for loan losses         186      231      250      294       961
Non-interest revenue            1,630    2,054    2,151    1,734     7,569
Non-interest expense            4,654    5,102    5,300    5,331    20,387
                               ------   ------   ------   ------   -------
Income before income taxes      2,388    2,741    2,886    2,346    10,361

Income tax expense                675      817      871      675     3,038
                               ------   ------   ------   ------   -------

Net income                     $1,713   $1,924   $2,015   $1,671   $ 7,323
                               ======   ======   ======   ======   =======

Net income per share
   Basic                       $  .20   $  .22   $  .23   $  .19   $   .85
                               ======   ======   ======   ======   =======
   Diluted                     $  .20   $  .22   $  .23   $  .19   $   .84
                               ======   ======   ======   ======   =======

                                                    2001
(DOLLARS IN THOUSANDS EXCEPT   ---------------------------------------------
PER SHARE AMOUNTS)              FIRST     SECOND    THIRD   FOURTH    TOTAL
                               -------   -------   ------   ------   -------
Interest revenue               $10,753   $10,434   $9,962   $9,168   $40,317
Interest expense                 5,137     4,715    4,343    3,500    17,695
                               -------   -------   ------   ------   -------

Net interest revenue             5,616     5,719    5,619    5,668    22,622
Provision for loan losses          287       158      437      905     1,787
Non-interest revenue             1,580     1,570    1,569    1,622     6,341
Non-interest expense             4,845     4,567    4,527    4,497    18,436
                               -------   -------   ------   ------   -------
Income before income taxes       2,064     2,564    2,224    1,888     8,740

Income tax expense                 563       764      662      525     2,514
                               -------   -------   ------   ------   -------

Net income                     $ 1,501   $ 1,800   $1,562   $1,363   $ 6,226
                               =======   =======   ======   ======   =======

Net income per share
   Basic                       $   .18   $   .21   $  .18   $  .16   $   .73
                               =======   =======   ======   ======   =======
   Diluted                     $   .18   $   .21   $  .18   $  .16   $   .73
                               =======   =======   ======   ======   =======

Item 7A. Quantitative and Qualitative Discloses about Market Risk

The information required by this Item 7A is included in Item 7 at page 19 under the heading "Asset/Liability Management."

Item 8. Financial Statements and Supplementary Data

Management's Report on Financial Statements

     The Management of BancTrust Financial Group, Inc. is responsible for the preparation, content, integrity, objectivity and reliability of the financial statements and all other financial information included in this Annual Report on Form 10-K. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, Management made judgments and estimates based upon currently available facts, events and transactions.

     Management depends upon the Company's accounting system and the internal control structure to meet its responsibility for the reliability of these statements. These systems and controls are designed to provide reasonable assurance that the assets are safeguarded from material loss and that the transactions executed are in accordance with Management's authorizations and are properly recorded in the financial records. The concept of reasonable assurance recognizes that the cost of internal accounting controls should not exceed the benefits derived and that there are inherent limitations of any system of internal accounting controls.

     The independent public accounting firm of KPMG LLP has been engaged to audit the Company's financial statements and to express an opinion as to whether the Company's statements present fairly, in all material respects, the financial position, cash flows and the results of operations, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with auditing standards generally accepted in the United States of America and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the National Association of Securities Dealers, Inc., oversees Management's responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent public accountants and internal auditors. KPMG LLP and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

     We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations and cash flows of the Company.

--------------------------------------------------------------------------------

   J. Stephen Nelson                             W. Bibb Lamar, Jr.
       Chairman                                  President and CEO

                         F. Michael Johnson
                       Chief Financial Officer

                          Independent Auditors' Report

The Board of Directors
BancTrust Financial Group, Inc.

We have audited the accompanying consolidated statement of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2002, and the related statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 8 to the consolidated financial statements, in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

--------------------------------------------------------------------------------

                               Birmingham, Alabama
                                January 31, 2003
                                  /s/ KPMG LLP

                          Independent Auditors' Report

We have audited the accompanying consolidated statements of condition of South Alabama Bancorporation, Inc. (an Alabama Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Alabama Bancorporation, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective December 1, 2000, South Alabama Bancorporation, Inc. changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

--------------------------------------------------------------------------------

                               Birmingham, Alabama
                                February 1, 2002
                             /s/ Arthur Andersen LLP

             THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT AND
                ARTHUR ANDERSEN LLP HAS NOT REISSUED THE REPORT.

Consolidated Statements of Condition
As of December 31, 2002 and 2001
BancTrust Financial Group, Inc. and Subsidiaries
(Dollars and Shares in Thousands)
--------------------------------------------------------------------------------

                                                               December 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
ASSETS:
Cash and due from banks                                    $ 26,401   $ 25,482
Federal funds sold                                           13,417     16,387
                                                           --------   --------
   Total cash and cash equivalents                           39,818     41,869
Interest-bearing deposits                                       683      1,633
Securities available for sale                               185,342    146,356

Loans                                                       417,655    383,261
Less: Unearned income                                          (296)      (948)
   Allowance for loan losses                                 (6,356)    (5,328)
                                                           --------   --------
   Loans, net                                               411,003    376,985
                                                           --------   --------

Premises and equipment, net                                  15,736     13,918
Accrued income receivable                                     4,322      4,868
Goodwill and intangible assets                                5,942      3,981
Other assets                                                  2,964      2,762
                                                           --------   --------
   Total                                                   $665,810   $592,372
                                                           ========   ========

LIABILITIES:
Deposits
   Interest bearing                                        $462,651   $401,841
   Non-interest bearing                                     100,046     99,636
                                                           --------   --------
   Total deposits                                           562,697    501,477

Short-term borrowings                                        11,578      7,614
Long-term debt                                                6,000      6,000
Other liabilities                                             4,631      3,367
                                                           --------   --------
   Total liabilities                                        584,906    518,458
                                                           --------   --------

SHAREHOLDERS' EQUITY:
Preferred stock - no par value
   Shares authorized - 500
   Shares outstanding - none
Common stock - $.01 par value
   Shares authorized - 20,000
   Shares issued - 8,985 in 2002 and 8,592 in 2001               90         86
Additional paid in capital                                   41,949     37,828
Accumulated other comprehensive income,
   net of taxes of $1,459 in 2002 and $517 in 2001            2,485        880
Retained earnings                                            38,788     35,614
Less treasury stock, 256 shares in 2002 and
   62 shares in 2001, at cost                                (2,408)      (494)
                                                           --------   --------
Total shareholders' equity                                   80,904     73,914
                                                           --------   --------
   Total                                                   $665,810   $592,372
                                                           ========   ========

See notes to consolidated financial statements.

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

                                                            Year Ended December 31,
                                                          ---------------------------
                                                            2002      2001     2000
                                                          -------   -------   -------
INTEREST REVENUE:
   Loans                                                  $27,093   $31,874   $34,425
   Investment securities - taxable                          5,983     5,417     5,903
   Investment securities - non-taxable                      2,465     2,472     2,704
   Federal funds sold                                         332       522       360
   Interest-bearing bank balances                              33        32        28
                                                          -------   -------   -------
   Total interest revenue                                  35,906    40,317    43,420
                                                          -------   -------   -------
INTEREST EXPENSE:
   Deposits                                                11,345    17,112    18,507
   Short-term borrowings                                       91       243       590
   Federal Home Loan Bank borrowings                          330       340       364
                                                          -------   -------   -------
   Total interest expense                                  11,766    17,695    19,461
                                                          -------   -------   -------
   Net interest revenue                                    24,140    22,622    23,959

Provision for loan losses                                     961     1,787     1,235
                                                          -------   -------   -------
   Net interest revenue after provision for loan           23,179    20,835    22,724
      lossses                                             -------   -------   -------


NON-INTEREST REVENUE:
   Service charges on deposit accounts                      3,137     2,889     2,812
   Trust revenue                                            1,898     1,862     1,704
   Securities gains, net                                      889       173         4
   Other income, charges and fees                           1,645     1,417       872
                                                          -------   -------   -------
   Total non-interest revenue                               7,569     6,341     5,392
                                                          -------   -------   -------
NON-INTEREST EXPENSE:
   Salaries                                                 8,974     8,234     8,127
   Pensions and other employee benefits                     2,350     2,184     1,951
   Furniture and equipment expense                          1,722     1,416     1,396
   Net occupancy expense                                    1,446     1,237     1,173
   Intangible amortization                                      9       198       198
   Other expense                                            5,886     5,167     4,753
                                                          -------   -------   -------
   Total non-interest expense                              20,387    18,436    17,598
                                                          -------   -------   -------
Income before income taxes                                 10,361     8,740    10,518

Income tax expense                                          3,038     2,514     3,071
                                                          -------   -------   -------
NET INCOME:                                               $ 7,323   $ 6,226   $ 7,447
                                                          =======   =======   =======

Basic earnings per share                                  $   .85   $   .73   $   .87
                                                          =======   =======   =======

Diluted earnings per share                                $   .84   $   .73   $   .87
                                                          =======   =======   =======

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

                                           Common Stock                   Accumulated
                                          ---------------   Additional       Other
                                          Shares             Paid in     Comprehensive   Retained   Treasury
                                          Issued   Amount     Capital    Income (Loss)   Earnings     Stock     Total
                                          ------   ------   ----------   -------------   --------   --------   -------
Balance, December 31, 1999                 8,585     $86      $37,786       $(2,911)      $29,121              $64,082

Comprehensive income:
   Net income                                                                               7,447                7,447

   Net change in unrealized gain
      on securities available for sale,
      net of taxes                                                            3,213                              3,213
                                                                                                               -------
   Total comprehensive income                                                                                   10,660
Dividends declared ($.40 per share)                                                        (3,429)              (3,429)
Common stock options exercised                 2                    6                                                6
Treasury stock purchased - 61 shares                                                                 $  (484)     (484)
                                           -----     ---      -------       -------       -------    -------   -------

Balance, December 31, 2000                 8,587      86       37,792           302        33,139       (484)   70,835

Comprehensive income:
   Net income                                                                               6,226                6,226

   Net change in unrealized gain
      on securities available for sale,
      net of taxes                                                              578                                578
                                                                                                               -------
   Total comprehensive income                                                                                    6,804
Dividends declared ($.44 per share)                                                        (3,751)              (3,751)
Common stock options exercised                 5                   36                                               36
Treasury stock purchased - 1 shares                                                                      (10)      (10)
                                           =====     ===      =======       =======       =======    =======   =======

Balance, December 31, 2001                 8,592      86       37,828           880        35,614       (494)   73,914

Comprehensive income:
   Net income                                                                               7,323                7,323
   Minimum pension liability
      adjustment, net of taxes                                                 (581)                              (581)
   Net change in unrealized gain
      on securities available for sale,
      net of taxes                                                            2,186                              2,186
                                                                                                               -------
   Total comprehensive income                                                                                    8,928
Dividends declared ($.48 per share)                                                        (4,149)              (4,149)
Common stock options exercised                 8                   71                                               71
Common stock issued in business
   combination                               385       4        4,050                                            4,054
Treasury stock purchased - 194 shares                                                                 (1,914)   (1,914)
                                           -----     ---      -------       -------       -------    -------   -------

Balance, December 31, 2002                 8,985     $90      $41,949       $ 2,485       $38,788    $(2,408)  $80,904
                                           =====     ===      =======       =======       =======    =======   =======

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                  2002       2001       2000
                                                               ---------   --------   --------
OPERATING ACTIVITIES:
   Net income                                                  $   7,323   $  6,226   $  7,447
   Adjustments to reconcile net income to net cash
      provided by operating activities
   Depreciation and amortization                                   1,853      1,523      1,535
   Provision for loan losses                                         961      1,787      1,235
   Securities gains, net                                            (889)      (173)        (4)
   Deferred income tax provision (benefit)                           398       (422)      (281)
   (Increase) decrease in:
      Accrued income receivable                                      843      1,205       (438)
      Other assets                                                (2,337)      (731)       539
   (Decrease) increase in other liabilities                          198     (1,264)     1,306
                                                               ---------   --------   --------

Net cash provided by operating activities                          8,350      8,151     11,339
                                                               ---------   --------   --------

INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits              950       (817)      (217)
   Net increase in loans                                         (10,420)    (5,027)   (21,184)
   Purchase of premises and equipment, net                        (2,159)    (2,145)    (1,391)
   Proceeds from sale of other real estate owned                     529        489        138
   Proceeds from maturities of securities held to maturity                                 878
   Proceeds from maturities of securities available for sale      73,796     55,826     17,370
   Proceeds from sales of securities available for sale           38,946     15,813      1,056
   Purchases of securities available for sale                   (139,025)   (76,565)   (10,083)
   Net cash acquired in business combination                       3,512
                                                               ---------   --------   --------

Net cash used in investing activities                            (33,871)   (12,426)   (13,433)
                                                               ---------   --------   --------

FINANCING ACTIVITIES:
   Net increase in deposits                                       25,498     14,642     19,383
   Net increase (decrease) in short-term borrowings                3,964     (1,201)    (6,184)
   Net increase in long-term debt                                                       (1,000)
   Dividends paid                                                 (4,149)    (3,751)    (3,429)
   Purchases of treasury stock                                    (1,914)       (10)      (484)
   Proceeds from issuance of common stock                             71         36          6
                                                               ---------   --------   --------

Net cash provided by financing activities                         23,470      9,716      8,292
                                                               ---------   --------   --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (2,051)     5,441      6,198

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                              41,869     36,428     30,230
                                                               ---------   --------   --------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                 $  39,818   $ 41,869   $ 36,428
                                                               =========   ========   ========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (formerly South Alabama Bancorporation, Inc.), (the "Company" or "BancTrust") and its wholly-owned subsidiaries, BankTrust (formerly South Alabama Bank) (the "Mobile Bank"), BankTrust of Brewton, (formerly First National Bank, Brewton) (the "Brewton Bank"), The Monroe County Bank (the "Monroeville Bank"), The Commercial Bank of Demopolis (the "Demopolis Bank"), Sweet Water State Bank (the "Sweet Water Bank"), and Wewahitchka State Bank (the "Wewahitchka Bank") (collectively the "Banks"), and South Alabama Trust Company, Inc. (the "Trust Company"). All significant intercompany accounts and transactions are eliminated. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial and real estate loans and investment securities in Southwest Alabama and Northwest Florida. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

BASIS OF FINANCIAL STATEMENT PRESENTATION - The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. All dollars and shares are in thousands except per share amounts. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

A substantial portion of the Company's loans are secured by real estate in Mobile, Baldwin, Monroe, Marengo, Clarke, and Escambia Counties of Alabama and Gulf County in Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. Management believes that the allowance for losses on loans is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                       2002      2001      2000
                                                     -------   -------   -------
Cash paid for:

   Interest                                          $12,196   $18,356   $18,802

   Income taxes                                        3,095     3,275     3,012

Non-cash transactions:

   Fair value of assets acquired                      39,967

   Capital stock issued to acquire assets              4,054

   Liabilities assumed                                35,913

SECURITIES AVAILABLE FOR SALE - Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported net of tax, as a separate component of shareholders' equity until realized. Securities available for sale may be used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets.

LOANS AND INTEREST INCOME - Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans.

Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method and according to the rule of 78's which approximates the interest method.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses. This determination also considers the balance of impaired loans (which are generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases as applicable.

OTHER REAL ESTATE OWNED - Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, all of which are beyond the Company's control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, and including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

INCOME TAXES - The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTANGIBLE ASSETS - Goodwill and intangible assets with indefinite useful lives are tested for impairment annually. Measurement of any impairment of such assets is based on the asset's fair value, with the resulting charge recorded as a loss. Core deposit intangible assets are amortized over 7 years. There were no significant impairment losses recorded in 2002, 2001 or 2000. In 2001 and 2000, goodwill was amortized on the straight-line basis over 25 years.

TREASURY STOCK - Treasury stock repurchases and sales are accounted for using the cost method.

TRUST COMPANY ASSETS AND INCOME - Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

MARKET RISK MANAGEMENT - Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through December 31, 2002, Management has not utilized derivatives as a part of this process.

STOCK OPTIONS - The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is considered to be equal to the fair value of the stock at the date of grant, no compensation cost is recognized.

The Company has three incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"), and the Mobile National Stock Option Plan (the "MBNC Plan").

The MBNC Plan was terminated in 1993 upon the adoption of the 1993 Plan. The remaining granted and outstanding options under the MBNC Plan are convertible into common shares of the Company. At December 31, 2002, options for 11 shares were granted and outstanding under the MBNC Plan. The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At December 31, 2002, options for 346 shares were granted and outstanding under the 1993 Plan.

The Company may grant options for up to 250 shares to employees and directors under the 2001 Plan and has granted options of 14 shares under the 2001 Plan through December 31, 2002. Under the 1993, 2001 and MBNC Plans, the option exercise price equals the stock's market price at the date of grant. The options are exercisable one year after date of issuance and expire after ten years.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          2002     2001     2000
                                                         ------   ------   ------
                      Net income as reported             $7,323   $6,226   $7,447
                      Compensation expense, net of tax      (18)    (175)     (89)
                                                         ------   ------   ------
                      Pro forma net income               $7,305   $6,051   $7,358
                                                         ======   ======   ======

Earnings per share:   As reported
                         Basic                           $  .85   $  .73   $  .87
                         Diluted                            .84      .73      .87

                      Pro forma
                         Basic                           $  .84   $  .71   $  .86
                         Diluted                            .84      .71      .86

A summary of the status of the Company's two stock option plans at December 31, 2002, 2001, and 2000 and the changes during the years then ended is as follows:

                                             2002                      2001                      2000
                                   -----------------------   -----------------------   -----------------------
                                             Weighted Avg.             Weighted Avg.             Weighted Avg.
                                   Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                   ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year     360        $10.77         319        $11.10         293        $11.03
   Granted                             8          9.95          44         11.31          26         11.91
   Exercised                           8          8.67           3          8.67
   Forfeited
                                     ---        ------         ---        ------         ---        ------
Outstanding at end of year           360         11.77         360         10.77         319
                                     ---        ------         ---        ------         ---

Exercisable at end of year           352         11.54         319          9.40         293        $11.03
                                     ---        ------         ---        ------         ---        ------

Weighted average fair value of
   the options granted                          $ 3.41                    $ 3.99                    $ 3.65
                                                ------                    ------                    ------

At December 31, 2002, 265 of the 360 options have exercise prices between $8 and $12 with a weighted average exercise price of $9.96 and an average remaining contractual life of 4.16 years. 90 of these options have exercise prices between $12 and $16 with a weighted average exercise price of $15.64 and an average remaining contractual life of 5.51 years. The remaining 5 options outstanding at December 31, 2002 consist of options with exercise prices between $16 and $22, with a weighted average exercise price of $22.19 and an average remaining contractual life of 5.56 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions used for grants in 2002, 2001, and 2000, respectively; risk-free interest rates of 2.89%, 4.38%, and 6.64%; expected dividend yields of 4.4%, 4.1%, and 3.4%; expected lives of 5 years in 2002, 2001 and 2000; and expected volatility of 56%, 35%, and 35%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually. The new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 and Statement No. 142 in 2002.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of Statement 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued Statement No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. This statement rescinded Statement No. 4, 44, and 64, the provisions of which are either addressed in other pronouncements or no longer applicable. SFAS No. 13 was

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

amended to address the accounting for certain lease modifications. The Company adopted the provisions of SFAS No. 145 for financial statements issued after May 15, 2002. The adoption of this statement did not have a material impact on the Company's financial statements or consolidated results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of this statement on the Company's consolidated financial position and results of operation is not expected to be material.

In October 2002, the FASB issued SFAS No. 147 Acquisitions of Certain Financial Institutions. This statement requires that unidentifiable intangible assets that were acquired in a transaction that did not meet the definition of a business combination continue to be amortized over their remaining useful lives. The Company adopted the provisions of Statement No. 147 as of October 1, 2002, and the adoption of this statement had no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28. Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. The disclosures required by this statement are included herein.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others; an Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34. Guarantors will have to meet new disclosure and liability - recognition requirements for guarantees of debt. The initial recognition if effective after December 31, 2002. The Company does not expect this Interpretation will have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarified the application the Accounting Research Bulletin 51. Consolidated Financial Statement, to certain variable interest entities in which investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities that existed prior to February 1, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of FIN 46 did not have a material impact on the consolidated financial statements.

Note 2 Business Combination

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank, was acquired by the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of Wewahitchka State Bank. This acquisition has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. Wewahitchka State Bank had total assets of $43,961 at December 31, 2002 and three locations in the Florida panhandle. The Company's Board of Directors viewed the acquisition of Wewahitchka State Bank as an opportunity to acquire a franchise in the northwest Florida market. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company's earnings per share, (2) anticipated effect on the Company's book value per share, (3) the value to the Company of a presence in the Florida panhandle, and
(4) alternative methods of entering the Florida panhandle and cost of those methods. The purchase price was $4.1 million and was settled with 385 shares of BancTrust common stock, which number was calculated using the average price at which the shares of the Company were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $1,799, none of which is deductible for income tax purposes, and a core deposit intangible asset of $88.

Assuming the April 16, 2002 acquisition of Wewahitchka State Bank had occurred on January 1, 2001, the consolidated results of operations on a pro forma basis for the years ended December 31, 2002 and 2001 would have been as follows:

                                 Year ended December 31,
                                 -----------------------
                                      2002      2001
                                    -------   -------
Net interest income                 $24,553   $23,867
Net income                            6,804     5,974

Net income per share - basic        $   .78   $   .67
Net income per share - diluted          .77       .67

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 3. Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2002 and 2001 was approximately $5,478 and $2,760, respectively.

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost amounts and the corresponding fair values of securities available for sale at December 31, 2002 and 2001:

                                                                  Gross        Gross     Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
                                                      Cost        Gains       Losses       Value
                                                   ---------   ----------   ----------   ---------
2002:
U.S. Treasury securities                            $    801     $   25                   $    826
Obligations of U.S. Government agencies              117,813      2,426        $ 48        120,191
Obligations of states and political subdivisions      55,178      2,280          39         57,419
Federal Home Loan Bank Stock                           1,483                                 1,483
Other investments                                      5,171        252                      5,423
                                                    --------     ------        ----       --------
   Total                                            $180,446     $4,983        $ 87       $185,342
                                                    ========     ======        ====       ========

2001:
U.S. Treasury securities                            $  1,052     $   27                   $  1,079
Obligations of U.S. Government agencies               76,028      1,136        $320         76,844
Obligations of states and political subdivisions      57,575      1,036         545         58,066
Federal Home Loan Bank Stock                           1,484                                 1,484
Federal Reserve Stock                                    135                                   135
Other investments                                      8,680         90          22          8,748
                                                    --------     ------        ----       --------
   Total                                            $144,954     $2,289        $887       $146,356
                                                    ========     ======        ====       ========

Securities available for sale with a carrying value of approximately $86,872 and $71,488 at December 31, 2002 and 2001, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $9,981 and $7,088 at December 31, 2002 and 2001, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $38,946 in 2002, $15,813 in 2001 and $1,056 in 2000. Gross realized gains on the sale of these securities were $891 in 2002, $213 in 2001 and $24 in 2000, and gross realized losses were $2 in 2002, $40 in 2001 and $20 in 2000.

Maturities of securities available for sale as of December 31, 2002, are as follows:

                                         Amortized     Fair
                                            Cost       Value
                                         ---------   --------
Due in 1 year or less                     $  5,963   $  6,064
Due in 1 to 5 years                         43,232     44,691
Due in 5 to 10 years                        57,183     58,652
Due in over 10 years                        74,068     75,935
                                          --------   --------

Total                                     $180,446   $185,342
                                          ========   ========

Note 5. Loans

A summary of loans follows:                  December 31,
                                         -------------------
                                           2002       2001
                                         --------   --------
Commercial, financial and agricultural   $219,987   $203,568
Real estate - construction                 28,239     23,134
Real estate - mortgage                    111,677    100,522
Consumer, installment and single pay       57,752     56,037
                                         --------   --------
Total                                    $417,655   $383,261
                                         ========   ========

Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and in Management's opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $23,718 at December 31, 2002, and $25,347 at December 31, 2001. During 2002, $28,715 of new loans and advances were made, and principal repayments totaled $30,344. Outstanding commitments to extend credit to related parties totaled $21,726 and $16,394 at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, non-accrual loans totaled $3,726 and $1,580, respectively. The amount of interest income that would have been recorded during 2002 and 2001, if these non-accrual loans had been current in accordance with their original terms, was $188 and $165, respectively. The amount of interest income actually recognized on these loans during 2002 and 2001 was $121 and $29, respectively.

At December 31, 2002 and 2001, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $3,726 and $1,580, respec-tively (all of which were carried on a non-accrual basis). Included in this amount is $3,464 in 2002 and $1,460 in 2001 of impaired loans for which the related allowance for loan losses is $776 in 2002 and $251 in 2001. The amounts of impaired loans that did not have specific allowances for loan losses were $262 in 2002 and $120 in 2001. The average recorded investment amounts in impaired loans during the years ended December 31, 2002 and 2001, were approx-imately $2,886 and $1,906, respectively.

Note 6. Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------

Balance at the beginning of year                    $ 5,328   $ 4,608   $ 4,128

Balance acquired                                      1,470
   Provision charged to operating expense               961     1,787     1,235
   Losses charged off                                (1,749)   (1,411)   (1,368)
   Recoveries                                           346       344       613
                                                    -------   -------   -------
Balance at the end of the year                      $ 6,356   $ 5,328   $ 4,608
                                                    =======   =======   =======

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

                                                                   December 31,
                                                   Estimated    -----------------
                                                 Useful Lives     2002      2001
                                                 ------------   -------   -------
Land and land improvements                                      $ 4,601   $ 3,271
Bank buildings and improvements                    40 years      11,304    10,468
Furniture, fixtures and equipment                 3-10 years     11,194    10,525
Leasehold improvements                            5-15 years      2,365     2,389
                                                                -------   -------

   Total                                                         29,464    26,653
Less accumulated depreciation and amortization                   13,728    12,735
                                                                -------   -------
   Premises and equipment - net                                 $15,736   $13,918
                                                                =======   =======

The provision for depreciation and amortization charged to operating expense in 2002, 2001, and 2000 amounted to $1,564, $1,250 and $1,257, respectively.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 8. Goodwill and Intangible Assets

The following details the changes in the carrying amount of goodwill and information related to other intangible assets for 2002:

                                     Monroeville   Wewahitchka   Total Goodwill
                                     -----------   -----------   --------------
Balance at beginning of year            $3,981                       $3,981
Goodwill acquired                                     $1,799          1,799
                                        ------        ------         ------
Balance at end of year                  $3,981        $1,799         $5,780
                                        ======        ======         ======

The Company's intangible assets subject to amortization were $79 at December 31, 2002 with an original cost of $88 and accumulated amortization of $9. Amortization expense for core deposit intangible assets for the year ended December 31, 2002 was $9. Such intangible assets are amortized over 7 years. Estimated amortization expense related to other intangible assets for the next five years is $12 per year for the years 2003 through 2007.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

                                    Year Ended December 31,
                                    ------------------------
                                     2002     2001     2000
                                    ------   ------   ------

Reported net income                 $7,323   $6,226   $7,447
Add back goodwill amortization                  135      135
                                    ------   ------   ------
Adjusted net income                 $7,323   $6,361   $7,582
                                    ------   ------   ------

Basic earnings per share
   Reported net income              $  .85   $  .73   $  .87
   Goodwill amortization                        .02      .01
                                    ------   ------   ------
   Adjusted net income              $  .85   $  .75   $  .88
                                    ------   ------   ------

Diluted earnings per share
   Reported net income              $  .84   $  .73   $  .87
   Goodwill amortization                        .01      .01
                                    ------   ------   ------
   Adjusted net income              $  .84   $  .74   $  .88
                                    ======   ======   ======

Note 9. Deposits

The following summary presents the detail of interest bearing deposits:

                                         December 31,
                                     -------------------
                                       2002       2001
                                     --------   --------
Interest bearing checking accounts   $ 87,189   $ 73,990
Savings accounts                       41,211     35,583
Money market savings accounts          58,240     58,244
Time deposits ($100 or more)          126,129     93,481
Other time deposits                   149,882    140,543
                                     --------   --------
   Total                             $462,651   $401,841
                                     ========   ========

The following summary presents the detail of interest expense on deposits:

                                       Year Ended December 31,
                                     ---------------------------
                                       2002      2001      2000
                                     -------   -------   -------
Interest bearing checking accounts   $ 1,072   $ 1,723   $ 2,099
Savings accounts                         587       895     1,035
Money market savings accounts            982     1,858     2,407
Time deposits ($100 or more)           3,515     4,612     4,975
Other time deposits                    5,189     8,024     7,991
                                     -------   -------   -------

   Total                             $11,345   $17,112   $18,507
                                     =======   =======   =======

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

The following table reflects maturities of time deposits at December 31, 2002:

                      Less than 1 year   1 to 5 years   5 to 10 years    Total
                      ----------------   ------------   -------------   --------
$100 or more              $109,875          $16,254                     $126,129
Other time deposits        122,753           26,652          $477        149,882
                          --------          -------          ----       --------
Total                     $232,628          $42,906          $477       $276,011
                          ========          =======          ====       ========

Note 10. Short-Term Borrowings

Following is a summary of short-term borrowings:

                                                   December 31,
                                                ----------------
                                                  2002     2001
                                                -------   ------

Federal funds purchased                         $   143
Securities sold under agreement to repurchase     9,981   $7,088
Other short-term borrowings                       1,454      526
                                                -------   ------
Total                                           $11,578   $7,614
                                                =======   ======
Weighted average interest rate at year-end          .58%    1.13%

Weighted average interest rate on
   amounts outstanding during the year
  (based on average of daily balances)             1.12%    3.47%

Information concerning securities sold under agreement to repurchase summarized as follows:

                                              2002     2001
                                             ------   -------
Average balance during the year              $6,836   $5,668
Average interest rate during the year           .94%    3.42%
Maximum month-end balances during the year   $9,981   $7,909

Federal funds purchased and securities sold under agreements to repurchase generally represented overnight borrowing transactions. Other short-term borrowings consist of demand notes owed to the U.S. Treasury.

At December 31, 2002 and 2001, securities sold under agreements to repurchase had interest rates of 0.51 percent and 1.00 percent, respectively. Included in the balances of securities sold under agreements to repurchase at December 31, 2002 and 2001, were repurchase agreements to related parties of $4,989 and $3,426, respectively.

Note 11. Long-Term Debt

Following is a summary of long-term debt:

                                                         December 31,
                                                       ---------------
                                                        2002     2001
                                                       ------   ------

Federal home loan bank callable advances at year end   $6,000   $6,000
Weighted average interest rate at year-end               5.67%    5.67%
Weighted average interest rate on amounts
   outstanding during the year                           5.67%    5.67%
   (based on average of daily balances)
Average balance during the year                        $6,000   $6,000
Maximum month-end balances during the year             $6,000   $6,000

The Federal Home Loan Bank (FHLB) advances are secured by the Demopolis Bank's investment in FHLB stock, which totaled $394 at both December 31, 2002 and 2001, respectively, and also by a blanket floating lien on portions of the Demopolis Bank's one to four family residential mortgage loan portfolio. The FHLB callable advances require quarterly interest payments. An advance in the amount of $2,000 matures in 2003, accrues interest at a rate of 5.6%, and is callable at quarterly intervals which began in March 2001. Another $2,000 advance matures in 2005, accrues interest at a rate of 5.9%, and is callable at quarterly intervals which began November 2001. Another $2,000 advance matures in 2008, accrues interest at a rate of 5.5%, and is callable at quarterly intervals which begin June 2003. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 12. Accounting for Income Taxes

The components of income tax expense are as follows:

                                          Year Ended December 31,
                                         ------------------------
                                          2002     2001     2000
                                         ------   ------   ------
Current income tax expense:
   Federal                               $2,254   $2,512   $2,881
   State                                    386      424      471
                                         ------   ------   ------
Total current income tax expense          2,640    2,936    3,352
                                         ------   ------   ------
Deferred income tax expense (benefit):
   Federal                                  345     (345)    (248)

   State                                     53      (77)     (33)
                                         ------   ------   ------

Total deferred income tax benefit           398     (422)    (281)
                                         ------   ------   ------

Total income tax expense                 $3,038   $2,514   $3,071
                                         ======   ======   ======

Total income tax expense differed from the amount computed using the applicable statutory Federal income tax rate of 34 percent applied to pretax earnings for the following reasons:

                                             Year Ended December 31,
                                           --------------------------
                                             2002     2001     2000
                                           -------   ------   -------

Income tax expense at statutory rate       $ 3,523   $2,972   $3,576
Increase (decrease) resulting from:
Tax exempt interest                           (887)    (865)    (980)
Reduced interest deduction on debt
   used to carry tax-exempt securities          67      108      125
State income tax, net of federal benefit       290      251      289
Other, net                                      45       48       61
                                           -------   ------   ------

Total                                      $ 3,038   $2,514   $3,071
                                           -------   ------   ------

Effective tax rate                            29.3%    28.8%    29.2%
                                           =======   ======   ======

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below:

                                                        December 31,
                                                     -------   -------
                                                       2002     2001
                                                     -------   -------
Deferred tax assets:
Allowance for loan losses and other real estate      $ 2,383   $ 1,933
Accrued pension cost                                     349        67
Accrued expenses                                         123        75
Other                                                     43       128
                                                     -------   -------
Total deferred tax assets                              2,898     2,203
                                                     -------   -------

Deferred tax liabilities:
Unrealized gain on securities available for sale      (1,830)     (526)
Differences between book and tax basis of property    (1,237)     (335)
Other                                                   (125)     (283)
                                                     -------   -------
Total deferred tax liabilities                        (3,192)   (1,144)
                                                     -------   -------
Net deferred tax asset (liability)                   $  (294)  $ 1,059
                                                     =======   =======

There was no valuation allowance during either 2002 or 2001.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 13. Retirement Plans

PENSION PLAN - BancTrust maintains a pension plan which generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee's average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                Projected Benefit Obligation
                                ----------------------------
                                       2002     2001
                                      ------   ------
Balance at beginning of year          $7,437   $6,880
Service cost                             511      496
Interest cost                            528      514
Benefits paid                           (210)    (216)
Actuarial (gain) loss                    786     (237)
                                      ------   ------
Balance, end of year                  $9,052   $7,437
                                      ======   ======

                                       Plan Assets
                                    ---------------
                                     2002     2001
                                    ------   ------
Balance at beginning of year        $6,379   $7,228
Return on plan assets                 (689)    (633)
Benefits paid                         (210)    (216)
                                    ------   ------
Balance, end of year                $5,480   $6,379
                                    ======   ======

The net pension liability recognized in the consolidated statements of condition follows:

                                       2002      2001
                                     -------   -------
Funded status                        $(3,572)  $(1,058)
Unrecognized transition obligation        27        28
Unrecognized prior service cost           55        63
Unrecognized net loss                  2,898       799
                                     -------   -------
Net pension liability recognized     $  (592)  $  (168)
                                     =======   =======

Amounts recognized in the 2002 consolidated statement of condition follow:

Accrued pension liability                $(1,604)
Intangible asset                              82
Accumulated other comprehensive income       930
                                         -------
Net amount recognized                    $  (592)
                                         =======
There was no minimum liability required in 2001.

Components of the plans' net cost were as follows:

                                          2002   2001    2000
                                         -----   -----   -----
Service cost                             $ 511   $ 496   $ 438
Interest cost                              528     514     470
Expected return on plan assets            (624)   (631)   (673)
Net amortization                             9       7       7
Recognized net gain                                        (70)
                                         -----   -----   -----
Net pension cost                         $ 424   $ 386   $ 172
                                         =====   =====   =====

The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                         2002   2001
                                         ----   ----
Discount                                 6.75%  7.25%
Annual salary increase                   5.00   5.00
Long term return on plan assets          8.50   8.50

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

MOBILE BANK SUPPLEMENTAL PLAN - The Mobile Bank maintains an unfunded and unsecured Supplemental Retirement Plan designed to supplement the benefits payable under the BancTrust Plan for certain key employees selected by the Mobile Bank's Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Mobile Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during their entire banking career, reduced by any benefits actually payable to the participant under the BancTrust Plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and any liabilities associated with the Supplemental Plan are material.

SAVINGS AND PROFIT SHARING PLAN - BancTrust maintains the South Alabama Bancorporation Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 10% of his or her pay into the plan. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2%, $0.75 per $1.00 on the next 2% and $0.50 per $1.00 on the next 2%. The Company may also, at its discretion, contribute to the plan an amount based on the Company's level of profitability each year. The Company made total contributions of $478, $508 and $438 during 2002, 2001, and 2000, respectively.

Note 14. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2002, 2001 and 2000. Diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 are computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the years ended December 31, 2002, 2001 and 2000. The Company excluded from the calculation of earnings per share 155, 121 and 196 shares for the years ended December 31, 2002, 2001 and 2000, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

                                               Net       Weighted       Earnings
         December 31, 2002                   Income   Average Shares   Per Share
         -----------------                   ------   --------------   ---------

Basic                                        $7,323       8,658          $.85
Dilutive stock options plan shares                           38
                                             ------       -----          ----
Dilutive                                     $7,323       8,696          $.84
                                             ======       =====          ====


                                               Net       Weighted       Earnings
         December 31, 2001                   Income   Average Shares   Per Share
         -----------------                   ------   --------------   ---------

Basic                                        $6,226       8,527          $.73
Dilutive stock option plan shares                            35
                                             ------       -----          ----
Dilutive                                     $6,226       8,562          $.73
                                             ======       =====          ====

                                               Net       Weighted       Earnings
         December 31, 2000                   Income   Average Shares   Per Share
         -----------------                   ------   --------------   ---------

Basic                                        $7,447       8,580          $.87
Dilutive stock option plan shares                            23
                                             ------       -----          ----
Dilutive                                     $7,447       8,603          $.87
                                             ======       =====          ====

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 15. Regulatory Matters

The Company's principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are limited to the bank's net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2003, that the Banks could declare, without the approval of regulators, amounted to $3,261.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Banks meet all capital adequacy requirements to which they were subject.

As of December 31, 2002 and 2001, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

                                                                                  To Be Well Capitalized
                                                                For Capital      Under Prompt Corrective
                                                Actual       Adequacy Purposes      Action Provisions
                                           ---------------   -----------------   -----------------------
                                            Amount   Ratio     Amount   Ratio         Amount   Ratio
                                           -------   -----    -------   -----        -------   -----
December 31, 2002
Total Capital (to Risk Weighted Assets)
   Consolidated                            $77,428   16.0%    $38,713    8.0%
   Brewton Bank                             15,985   18.6       6,886    8.0         $ 8,608   10.0%
   Demopolis Bank                            9,065   16.5       4,392    8.0           5,491   10.0
   Monroeville Bank                         14,218   17.9       6,337    8.0           7,922   10.0
   Mobile Bank                              26,447   13.3      15,871    8.0          19,838   10.0
   Sweet Water Bank                          6,888   17.5       3,148    8.0           3,936   10.0
   Wewahitchka Bank                          4,126   15.5       2,124    8.0           2,655   10.0

Tier I Capital (to Risk Weighted Assets)
   Consolidated                            $71,977   14.9%    $19,357    4.0%
   Brewton Bank                             15,210   17.7       3,443    4.0         $ 5,165    6.0%
   Demopolis Bank                            8,378   15.3       2,196    4.0           3,294    6.0
   Monroeville Bank                         13,534   17.1       3,169    4.0           4,753    6.0
   Mobile Bank                              23,965   12.1       7,935    4.0          11,903    6.0
   Sweet Water Bank                          6,405   16.3       1,574    4.0           2,361    6.0
   Wewahitchka Bank                          3,786   14.3       1,062    4.0           1,593    6.0

Tier I Capital (to Average Assets)
   Consolidated                            $71,977   10.9%    $26,358    4.0%
   Brewton Bank                             15,210   13.1       4,646    4.0         $ 6,969    6.0%
   Demopolis Bank                            8,378    9.9       3,392    4.0           5,088    6.0
   Monroeville Bank                         13,534   10.8       4,994    4.0           7,491    6.0
   Mobile Bank                              23,965   10.2       9,396    4.0          14,095    6.0
   Sweet Water Bank                          6,405   11.7       2,187    4.0           3,281    6.0
   Wewahitchka Bank                          3,786    9.2       1,644    4.0           2,466    6.0

December 31, 2001
Total Capital (to Risk Weighted Assets)
   Consolidated                            $73,914   16.8%    $35,248    8.0%
   Brewton Bank                             16,371   18.9       6,925    8.0         $ 8,657   10.0%
   Demopolis Bank                            8,888   16.3       4,370    8.0           5,462   10.0
   Monroeville Bank                         14,315   16.8       6,809    8.0           8,511   10.0
   Mobile Bank                              25,402   14.5      14,025    8.0          17,532   10.0
   Sweet Water Bank                          6,570   16.1       3,269    8.0           4,087   10.0

Tier I Capital (to Risk Weighted Assets)
   Consolidated                            $69,053   15.7%    $17,624    4.0%
   Brewton Bank                             15,521   17.9       3,463    4.0         $ 5,194    6.0%
   Demopolis Bank                            8,204   15.0       2,185    4.0           3,277    6.0
   Monroeville Bank                         13,640   16.0       3,404    4.0           5,107    6.0
   Mobile Bank                              23,206   13.2       7,013    4.0          10,519    6.0
   Sweet Water Bank                          6,114   15.0       1,635    4.0           2,452    6.0

Tier I Capital (to Average Assets)
   Consolidated                            $69,053   11.9%    $23,181    4.0%
   Brewton Bank                             15,521   13.6       4,561    4.0         $ 6,842    6.0%
   Demopolis Bank                            8,204   10.5       3,124    4.0           4,686    6.0
   Monroeville Bank                         13,640   11.8       4,620    4.0           6,930    6.0
   Mobile Bank                              23,206   10.9       8,503    4.0          12,754    6.0
   Sweet Water Bank                          6,114   10.7       2,287    4.0           3,431    6.0

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 16. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including, the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2002 and 2001. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:

SECURITIES AVAILABLE FOR SALE - Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

LOANS - For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans.

DEPOSITS- The fair value disclosed for demand deposits (i.e., interest and non-interest bearing demand, savings and money market savings) is, as required by SFAS No. 107, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

LONG TERM DEBT- The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to the Company's financial statements at December 31, 2002 and 2001, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company's remaining on balance sheet financial instruments as of December 31, 2002 and 2001, are summarized below.

                                          2002                    2001
                                   --------------------    ---------------------
                                              Estimated                Estimated
                                   Carrying      Fair      Carrying      Fair
                                     Value       Value       Value       Value
                                   --------   ---------    --------    ---------
Financial assets:
   Securities available for sale   $185,342    $185,342    $146,356    $146,356
   Loans                            411,003     416,580     376,985     381,892
Financial liabilities:
   Deposits                        $562,697    $563,295    $501,477    $503,319
   Long-term debt                     6,000       6,000       6,000       6,000

SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 17. Commitments and Contingencies

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, letters of credit and others, which are not included in the consolidated financial statements. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below.

                                  December 31,
                               ------------------
                                2002       2001
                               -------   --------
Standby letters of credit      $ 9,359   $  7,398
Commitments to extend credit    93,981    100,231

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

At December 31, 2002, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2002 were not significant.

Rental expense under all operating leases amounted to $160, $136, and $159 in 2002, 2001, and 2000, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company's legal counsel, is of the opinion that these matters will not have a material impact on the consolidated financial statements.

Note 18. Non-Interest Revenue

Components of other non-interest revenue are as follows:

                              Year Ended December 31,
                              -----------------------
                               2002     2001    2000
                              ------   ------   -----
Mortgage loan referral fees   $  707   $  592   $194
Other                            938      825    678
                              ------   ------   -----
Total                         $1,645   $1,417   $872
                              ======   ======   =====

Note 19. Non-Interest Expense

Components of other non-interest expense are as follows:

                               Year Ended December 31,
                              ------------------------
                               2002     2001      2000
                              ------   ------   ------
Advertising                   $  389   $  324   $  340
Professional services            465      750      541
Stationery and supplies          654      489      517
Other                          4,378    3,604    3,355
                              ------   ------   ------
Total                         $5,886   $5,167   $4,753
                              ======   ======   ======

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 20. Segment Reporting

Under Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the six reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1 - Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the six reportable segments of the Company are included in the following table:

                                                                                 2002
                                          ----------------------------------------------------------
                                                                                           Sweet
                                           Mobile    Brewton    Monroeville   Demopolis    Water
                                            Bank       Bank        Bank         Bank        Bank
                                          --------   --------   -----------   ---------   -------
Total interest revenue                    $ 12,757   $  6,805    $  6,038      $ 5,201    $ 3,345
Total interest expense                       3,861      1,911       1,989        2,322      1,035
                                          --------   --------    --------      -------    -------
Net interest revenue                         8,896      4,894       4,049        2,879      2,310
Provision for loan losses                      480         30                      250        150
                                          --------   --------    --------      -------    -------
Net interest income after provision          8,416      4,864       4,049        2,629      2,160
Total non-interest revenue                   2,287        832       1,021          601        636
Total non-interest expense                   6,842      3,362       2,411        2,109      1,892
                                          --------   --------    --------      -------    -------
Income before taxes                          3,861      2,334       2,659        1,121        904
Provision for income taxes                   1,404        586         705          270        264
                                          --------   --------    --------      -------    -------
Net income                                $  2,457   $  1,748    $  1,954      $   851    $   640
                                          ========   ========    ========      =======    =======

Other significant items:
   Total assets                           $232,775   $119,654    $132,510      $83,855    $51,808
   Total investment securities              36,146     32,438      75,070       24,291      9,747
   Total loans, net unearned income        179,121     74,012      44,204       54,774     38,340
   Investment in subsidiaries                  105
   Total interest revenue from
      customers                             12,756      6,790       6,038        5,199      3,345
   Total interest revenue from
      affiliates                                 1         15                        2

                                                                   2002
                                          ---------------------------------------------------
                                          Wewahitchka     All
                                             Bank        Other    Eliminations   Consolidated
                                          -----------   -------   ------------   ------------
Total interest revenue                      $ 1,747     $    31     $    (18)      $ 35,906
Total interest expense                          661           5          (18)        11,766
                                            -------     -------     --------       --------
Net interest revenue                          1,086          26                      24,140
Provision for loan losses                        51                                     961
                                            -------     -------     --------       --------
Net interest income after provision           1,035          26                      23,179
Total non-interest revenue                      278       1,926          (12)         7,569
Total non-interest expense                    1,132       2,651          (12)        20,387
                                            -------     -------     --------       --------
Income before taxes                             181        (699)                     10,361
Provision for income taxes                       67        (258)                      3,038
                                            -------     -------     --------       --------
Net income                                  $   114     $  (441)                   $  7,323
                                            =======     =======     ========       ========

Other significant items:
   Total assets                             $43,961     $84,101     $(82,854)      $665,810
   Total investment securities                7,650                                 185,342
   Total loans, net unearned income          26,908                                 417,359
   Investment in subsidiaries                            81,510      (81,615)
   Total interest revenue from
      customers                               1,747          31                      35,906
   Total interest revenue from
      affiliates                                            (18)


                                                                                      2001
                                          ----------------------------------------------------------------------------------------
                                                                                       Sweet
                                           Mobile   Brewton   Monroeville  Demopolis   Water     All
                                            Bank     Bank        Bank        Bank      Bank     Other   Eliminations  Consolidated
                                          --------  --------  -----------  ---------  -------  -------  ------------  ------------
Total interest revenue                    $ 15,001  $  8,172   $  7,153     $ 5,859   $ 4,191  $    30    $    (89)     $ 40,317
Total interest expense                       6,512     3,169      3,008       3,031     2,064                  (89)       17,695
                                          --------  --------   --------     -------   -------  -------    --------      --------
Net interest revenue                         8,489     5,003      4,145       2,828     2,127       30                    22,622
Provision for loan losses                      917       294        106         267       203                              1,787
                                          --------  --------   --------     -------   -------  -------    --------      --------
Net interest income after provision          7,572     4,709      4,039       2,561     1,924       30                    20,835
Total non-interest revenue                   1,925       909        558         591       495    1,871          (8)        6,341
Total non-interest expense                   6,137     3,191      2,359       2,004     1,954    2,799          (8)       18,436
                                          --------  --------   --------     -------   -------  -------    --------      --------
Income before taxes                          3,360     2,427      2,238       1,148       465     (898)                    8,740
Provision for income taxes                   1,205       567        671         301       103     (333)                    2,514
                                          --------  --------   --------     -------   -------  -------    --------      --------
Net income                                $  2,155  $  1,860   $  1,567     $   847   $   362  $  (565)                 $  6,226
                                          ========  ========   ========     =======   =======  =======    ========      ========

Other significant items:
   Total assets                           $216,461  $127,145   $118,619     $77,582   $56,035  $75,340    $(78,810)     $592,372
   Total investment securities              33,299    29,592     55,377      16,157    11,931                            146,356
   Total loans, net unearned income        163,501    72,508     52,688      55,765    37,851                            382,313
   Investment in subsidiaries                   90                                              73,221     (73,311)
   Total interest revenue from
      customers                             15,001     8,120      7,116       5,859     4,191       30                    40,317
   Total interest revenue from
      affiliates                                          52         37                                        (89)

Notes to Consolidated Financial Statements
For the Years Ended December 31,
2002, 2001 and 2000 BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

                                                                                      2000
                                          ----------------------------------------------------------------------------------------
                                                                                       Sweet
                                           Mobile    Brewton  Monroeville  Demopolis   Water     All
                                            Bank      Bank       Bank         Bank      Bank    Other   Eliminations  Consolidated
                                          --------  --------  -----------  ---------  -------  -------  ------------  ------------
Total interest revenue                    $ 16,260  $  8,948    $  7,691    $ 5,874   $ 4,766  $    21     $  (140)    $ 43,420
Total interest expense                       7,449     3,680       3,203      3,065     2,204                 (140)      19,461
                                          --------  --------    --------    -------   -------  -------     -------     --------
Net interest revenue                         8,811     5,268       4,488      2,809     2,562       21                   23,959
Provision for loan losses                      620        66         102        148       299                             1,235
                                          --------  --------    --------    -------   -------  -------     -------     --------
Net interest income after provision          8,191     5,202       4,386      2,661     2,263       21                   22,724
Total non-interest revenue                   1,330       735         574        530       519    1,713          (9)       5,392
Total non-interest expense                   5,776     3,048       2,642      1,968     1,862    2,311          (9)      17,598
                                          --------  --------    --------    -------   -------  -------     -------     --------
Income before taxes                          3,745     2,889       2,318      1,223       920     (577)                  10,518
Provision for income taxes                   1,344       734         685        309       233     (234)                   3,071
                                          --------  --------    --------    -------   -------  -------     -------     --------
Net income                                $  2,401  $  2,155    $  1,633    $   914    $  687  $  (343)                $  7,447
                                          ========  ========    ========     =======   =======  =======     =======    ========

Other significant items:
   Total assets                           $211,316  $114,249   $ 116,345    $76,201   $58,099  $72,813    $(71,907)    $577,116
   Total investment securities              34,340    35,055      40,389     17,351    13,235                           140,370
   Total loans, net unearned income        158,571    69,910      57,143     52,922    39,807                           378,353
   Investment in subsidiaries                   59                                              69,956     (70,015)
   Total interest revenue from
      customers                             16,259     8,899       7,601      5,874     4,766       21                   43,420
   Total interest revenue from
      affiliates                                 1        49          90                                      (140)

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 21. Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of changes in shareholders' equity and comprehensive income. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

                                                                  2002
                                                  ------------------------------------
                                                    Before                     After
                                                  Tax Amount   Tax Effect   Tax Amount
                                                  ----------   ----------   ----------
Unrealized gains arising during the period          $4,379       $1,633       $2,746
Less realized gains                                   (889)        (329)        (560)
                                                    ------       ------       ------
Net change in unrealized gain on securities          3,490        1,304        2,186
Additional minimum pension liability adjustment       (930)        (349)        (581)
                                                    ------       ------       ------
Net change in unrealized gains                      $2,560       $  955       $1,605
                                                    ======       ======       ======

                                                                  2001
                                                  ------------------------------------
                                                    Before                     After
                                                  Tax Amount   Tax Effect   Tax Amount
                                                  ----------   ----------   ----------
Unrealized gains arising during the period          $1,093       $ 406        $ 687
Less realized gains                                   (173)        (64)        (109)
                                                    ------       -----        -----
Net change in unrealized gains                      $  920       $ 342        $ 578
                                                    ======       =====        =====

                                                                  2000
                                                  ------------------------------------
                                                    Before                     After
                                                  Tax Amount   Tax Effect   Tax Amount
                                                  ----------   ----------   ----------
Unrealized gains arising during the period          $5,101       $1,885       $3,216
Less realized gains                                     (4)          (1)          (3)
                                                    ------       ------       ------
Net change in unrealized gains                      $5,097       $1,884       $3,213
                                                    ======       ======       ======

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

Note 22. Condensed Parent Company Financial Statements

                                             December 31,
                                          -----------------
Condensed Statements of Condition          2002       2001
---------------------------------         -------   -------
ASSETS
Cash and short-term investments           $   186   $   365
Investment in subsidiaries - eliminated
   upon consolidation                      81,510    73,221
Land                                                    396
Other assets                                  505        98
                                          -------   -------
   Total                                  $82,201   $74,080
                                          =======   =======
LIABILITIES
Other liabilities                         $ 1,297   $   166
                                          -------   -------
SHAREHOLDERS' EQUITY
Preferred stock - no par value
   Shares authorized - 500
   Shares outstanding - none
Common stock - $.01 par value
   Shares authorized - 20,000
   Shares issued - 8,985 in 2002
      and 8,592 in 2001                        90        86
Capital surplus                            41,949    37,828
Accumulated other comprehensive income      2,485       880
Retained earnings                          38,788    35,614
Treasury stock, 256 in 2002
   and 62 in 2001, at cost                 (2,408)     (494)
                                          -------   -------
   Total shareholders' equity              80,904    73,914
                                          -------   -------
   Total                                  $82,201   $74,080
                                          =======   =======

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000
BancTrust Financial Group, Inc.

(Dollars and Shares in Thousands Except Per Share)
--------------------------------------------------------------------------------

                                      Year Ended December 31,
                                     ------------------------
Condensed Statements of Operations    2002     2001     2000
----------------------------------   ------   ------   ------
Cash dividends from subsidiaries     $7,545   $4,450   $4,040
Other income                             15
                                     ------   ------   ------
   Total income                       7,560    4,450    4,040

Expenses - other                        790      911      619
                                     ------   ------   ------
Income before undistributed income
   of subsidiaries                    6,770    3,539    3,421
Equity in undistributed earnings
   of subsidiaries                      553    2,687    4,026
                                     ------   ------   ------
Net Income                           $7,323   $6,226   $7,447
                                     ======   ======   ======

                                                     Year Ended December 31,
                                                   ---------------------------
Condensed Statements of Cash Flows                   2002      2001      2000
----------------------------------                 -------   -------   -------

OPERATING ACTIVITIES
   Net income                                      $ 7,323   $ 6,226   $ 7,447
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Equity in undistributed earnings of
      subsidiaries                                    (553)   (2,687)   (4,026)
   Other                                               145      (387)      666
                                                   -------   -------   -------
Net cash provided by operating activities            6,915     3,152     4,087
                                                   -------   -------   -------
INVESTING ACTIVITIES
   Investment in subsidiary                         (1,400)
   Sale of land                                        396       691
   Other                                               (98)
                                                   -------   -------   -------
   Net cash provided by (used in) investing
      activities                                    (1,102)      691
                                                   -------   -------   -------
FINANCING ACTIVITIES
   Proceeds from short term borrowing                1,650
   Repayments of short term borrowing               (1,650)
   Cash dividends                                   (4,149)   (3,751)   (3,429)
   Proceeds from issuance of common stock               71        36         6
   Purchase of treasury stock                       (1,914)      (10)     (484)
                                                   -------   -------   -------
   Net cash used in financing activities            (5,992)   (3,725)   (3,907)
                                                   -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        (179)      118       180

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         365       247        67
                                                   -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $   186   $   365   $   247
                                                   =======   =======   =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On July 23, 2002, BancTrust dismissed its independent accountants, Arthur Andersen LLP ("Andersen"), and appointed KPMG LLP ("KPMG") as its new independent accountants, effective immediately. This determination followed BancTrust's decision to seek proposals from independent accountants to audit BancTrust's financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by BancTrust's Board of Directors upon the recommendation of a special Audit Selection Committee made up of several of BancTrust's Audit Committee members and 3 additional directors. Andersen's report on BancTrust's 2001 financial statements was issued earlier in March 2002, in conjunction with the filing of BancTrust's Annual Report on Form 10-K for the year ended December 31, 2001.

     During BancTrust's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through July 23, 2002, there were no disagreements between BancTrust and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen' s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

     The audit reports of Andersen on the consolidated financial statements of BancTrust and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within BancTrust's two most recent fiscal years and the subsequent interim period through July 23, 2002.

     During BancTrust's most recent fiscal year ended December 31, 2001, and the subsequent interim period through July 23, 2002, BancTrust did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

     BancTrust requested that Andersen furnish a letter addressed to the Board of Directors of BancTrust stating whether Andersen agrees with the above statements. The Company was informed that Andersen no longer provides such letters.

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

     The following table reflects certain information concerning the executive officers of BancTrust. Each such officer holds his office(s) until the first meeting of the Board of Directors following the annual meeting of shareholders each year, or until a successor is chosen, subject to removal at any time by the Board of Directors. Except as otherwise indicated, no family relationships exist among the executive officers and directors of BancTrust, and no such officer holds his office(s) by virtue of any arrangement or understanding between him and any other person except the Board of Directors.


Name, Age and Office(s) with                       Other Positions with
          BancTrust                                      BancTrust
------------------------------------------------   --------------------

J. Stephen Nelson - age 65(1)                      Director (since 1993)
Chairman (since 1993)

W. Bibb Lamar, Jr. - age 59(2)                     Director (since 1989)
President and CEO (since 1989)

John B. Barnett, III - age 50(3)                   Director (since 1996)
Executive Vice President (since 1996)

F. Michael Johnson - age 57(4)                             None
Chief Financial Officer & Secretary (since 1993)

J. Olen Kerby, Jr.- age 48(5)
Executive Vice President (since 1999)                      None

Stratton F. Lewis, Jr. - age 53(6)
Executive Vice President (since 1999)              Director (since 1999)

     (1) Chairman, since 1993, Chief Executive Officer, since 1984, and Director, since 1979, the Brewton Bank.

     (2) Chief Executive Officer, since 1989, and Chairman, since 1998, the Mobile Bank. Previously: President (1989-1998), the Mobile Bank.

     (3)  Chairman, since 1994, and Director, since 1983, the Monroeville Bank.
          Previously: Vice Chairman (1989-1994), the Monroeville Bank. From 1983 until the merger with BancTrust in 1996, Mr. Barnett was Vice President and a director of the Monroeville Bank's holding company.

     (4)  Executive Vice President and Cashier, since 1986, the Mobile Bank.

     (5) President, Chief Executive Officer and Director, since 1993, the Demopolis Bank. Mr. Lewis and Mr. Kerby are first cousins.

     (6) President, Chief Executive Officer and Director, since 1987, and Chairman since 1994, the Sweet Water Bank. From 1987 until its merger with BancTrust in 1999, Mr. Lewis served as President, Chief Executive Officer and Chairman of the Board of the Sweet Water Bank's holding company. Mr. Lewis and Mr. Kerby are first cousins.

     The balance of the information called for by Item 10 is set forth in BancTrust's Proxy Statement for the 2003 annual meeting under the captions "VOTING SECURITIES - Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS" and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by Item 11 is set forth in BancTrust's Proxy Statement for the 2003 annual meeting under the caption "EXECUTIVE COMPENSATION" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is set forth in BancTrust's Proxy Statement for the 2003 annual meeting under the captions "VOTING SECURITIES - Security Ownership of Directors, Nominees, 5% Stockholders and Officers" and "Equity Compensation Plan Information" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is set forth in BancTrust's Proxy Statement for the 2003 annual meeting under the caption "CERTAIN TRANSACTIONS AND MATTERS" and is incorporated herein by reference.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Auditors are included in Item 8 above:

Independent Auditors' Reports.

Consolidated Statements of Condition as of December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements.

(a)  2. Financial Statement Schedules

None.

(a)  3. Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

..1 Agreement and Plan of Merger, dated as of December 7, 2001, by and between the registrant and Gulf Coast Community Bancshares, Inc., filed as Appendix A to the registrant's registration statement on Form S-4 filed on January 31, 2002 (No. 33- 81838), is incorporated herein by reference.

(3)  Articles of Incorporation and By-Laws.

..1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, are incorporated herein by reference.

..2 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc., dated May 7, 1998, filed as Exhibit (3).1 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 (No. 0-15423), are incorporated herein by reference.

..3 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

..4 Articles of Merger, dated December 20, 1996, filed as Exhibit (3).1 to registrant's Form 10-Q for the Quarter ended March 31, 1997 (No. 0-15423), are incorporated herein by reference.

..5 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc. dated May 27, 1999, filed as Exhibit 3.5 to the registrant's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), are incorporated herein by reference.

..6 Amended and Restated Articles of Incorporation of the registrant.

..7 Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), are incorporated herein by reference.

(4)  Instruments defining the rights of security holders, including indentures.

..1 Articles of Incorporation of SAB Newco, Inc., dated November 8, 1996, filed as Exhibit B to the registrant's Definitive Proxy Statement filed on Schedule 14A on November 15, 1996, is incorporated herein by reference.

..2 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc., dated May 7, 1998, filed as Exhibit (3).1 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998 (No. 0-15423), are incorporated herein by reference.

..3 Certificate of Ownership and Merger, dated December 20, 1996, filed as Exhibit (3).2 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

..4 Articles of Merger, dated December 20, 1996, filed as Exhibit (3).1 to registrant's Form 10-Q (No. 0-15423), for the Quarter ended March 31, 1997, are incorporated herein by reference.

..5 Articles of Amendment to the Articles of Incorporation of South Alabama Bancorporation, Inc. dated May 27, 1999, filed as Exhibit 3.5 to the registrant's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), are incorporated herein by reference.

..6 Amended and Restated Articles of Incorporation of the registrant are filed as Exhibit (3).6 to this annual report on Form 10-K.

..7 Bylaws of SAB Newco, Inc. filed as Exhibit (3).3 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), are incorporated herein by reference.

..8 Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant's annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

(10) Material Contracts.

..1 Lease, entered into March 11, 1986 between Dauphin 65 Partners, Ltd. and The Bank of Mobile, N.A, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1986 (No. 0-15423), is incorporated herein by reference.

..2 Lease Renewal and Extension Agreement, dated March 18, 1992, between Dauphin 65 Partners, Ltd. and The Bank of Mobile, filed as Exhibit (10).2 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

..3 Lease, entered into June 21, 1994 between Staples-Pake Realty, Inc. and The Bank of Mobile, filed as Exhibit (10).3 to the registrant's annual report on Form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

..4 Sublicense Agreement dated July 18, 1990, between National Commerce Bancorporation and The Bank of Mobile, N.A, filed as Exhibit (10).5 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

..5 *Stock Option Plan of Mobile National Corporation, filed as Exhibit (10).3 to the registrant's annual report on Form 10- K for the year 1985 (No. 0-15423), is incorporated herein by reference.

..6 *The Bank of Mobile Retirement Plan (Restated), dated September 12, 1990, filed as Exhibit (10).8 to the registrant's annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

..7 *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit (10).7 to the registrant's annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

..8 *Restated Contracts pursuant to Supplement Retirement Plan of The Bank of Mobile, dated April 1, 1992, filed as Exhibit (10).10 to registrant's Form 10-K for the year 1992 (No. 0-15423), is incorporated herein by reference.

..9 *First National Bank Employees' Profit Sharing Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).12 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

..10 *First National Bank Employees' Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant's Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

..11 *Split Dollar Insurance Agreements of First National Bank, filed as Exhibit
(10).15 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

..12 *Deferred Compensation Agreements of First National Bank, filed as Exhibit
(10).16 to registrant's annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

..13 *South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18 to registrant's form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

..14 Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit
(10).1 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

..15 Lease, entered into April 17, 1995 between Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of Mobile, filed as Exhibit (10).2 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

..16 Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

..17 Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit
(10).4 to registrant's Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

..18 *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb Lamar, Jr., filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

..19 *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and J. Stephen Nelson, filed as Exhibit
(10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

..20 *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant's annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

..21 *Monroe County Bank Profit Sharing Plan, Amended and Restated January 1, 1989, filed as Exhibit (10).23 to the registrant's annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

..22 *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant's annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

..23 *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated here-in by reference.

..24 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and John B. Barnett, III, filed as Exhibit (10).29 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

..25 *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and Haniel F. Croft filed as Exhibit (10).30 to the registrant's annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

..26 Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Mobile Bank, filed as Exhibit 10.29 to the registrant's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

..27 *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to the registrant's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

..28 *South Alabama Bancorporation Employee Savings and Profit Sharing Plan, filed as Exhibit 10.31 to the registrant's Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

..29 South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan filed as Appendix B to the registrant's Proxy Statement on Schedule 14A filed on April
30, 2001 (No. 0-15423), is incorporated herein by reference.

..30 Agreement and Plan of Merger, dated as of January 17, 2001, by and between the registrant and the Peoples BancTrust Company, Inc., filed as Exhibit 2.1 on Form 8-K filed on January 17, 2001 (No. 0-15423), is incorporated herein by reference.

..31 Termination Agreement, dated as March 27, 2001, by and between the registrant and the Peoples BancTrust Company, Inc., filed as Exhibit 2.1 on Form 8-K filed on March 27, 2001 (No. 0-15423), is incorporated herein by reference.

..32 Agreement and Plan of Merger, dated as of December 7, 2001, by and between the registrant and Gulf Coast Community Bancshares, Inc., filed as Appendix A to the registrant's Registration Statement on Form S-4 filed on January 31, 2002 (No. 33- 81838), is incorporated herein by reference.

* Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

(21) Subsidiaries of the registrant.

..1 Subsidiaries of BancTrust Financial Group, Inc., filed as Exhibit (21).l to registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (No. 0-15423), is incorporated herein by reference.

(23) Consent:

..1 Consent of KPMG LLP


(99) Additional Exhibits

..1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

..2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     BancTrust did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANCTRUST FINANCIAL GROUP, INC.


                                       By: /s/ F. Michael Johnson
                                           -------------------------------------
                                           F. Michael Johnson
                                           Chief Financial Officer and Secretary

                                       Dated: March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                Title                              Date
         ----                                -----                              ----


/s/ W. Bibb Lamar, Jr.      President and CEO (Principal executive officer)   3/25/2003
-------------------------
W. Bibb Lamar, Jr.


/s/ F. Michael Johnson      Chief Financial Officer and Secretary             3/25/2003
-------------------------   (Principal financial and accounting officer)
F. Michael Johnson


/s/ John B. Barnett, III    Director, Executive Vice President                3/27/2003
-------------------------
John B. Barnett, III


/s/ Stephen G. Crawford     Director                                          3/27/2003
-------------------------
Stephen G. Crawford


/s/ Haniel F. Croft         Director                                          3/27/2003
-------------------------
Haniel F. Croft


/s/ David C. De Laney       Director                                          3/25/2003
-------------------------
David C. De Laney


                            Director
-------------------------
Broox G. Garrett, Jr.


                            Director
-------------------------
W. Dwight Harrigan


                            Director
-------------------------
James P. Hayes, Jr.


                            Director
-------------------------
Clifton C. Inge


/s/ W. Bibb Lamar, Jr.      Director                                          3/25/2003
-------------------------
W. Bibb Lamar, Jr.

                                 Director
------------------------------
John H. Lewis, Jr.


/s/ Stratton F. Lewis, Jr.       Director                3/27/2003
------------------------------
Stratton F. Lewis, Jr.


                                 Director
------------------------------
Richard S. Manley


                                 Director
------------------------------
Thomas E. McMillan, Jr.


                                 Director
------------------------------
J. Richard Miller, III


/s/ Harris V. Morrissette        Director                3/25/2003
------------------------------
Harris V. Morrissette


/s/ J. Stephen Nelson            Director and Chairman   3/27/2003
------------------------------
J. Stephen Nelson


                                 Director
------------------------------
Paul D. Owens, Jr.


/s/ Earl H. Weaver               Director                3/25/2003
------------------------------
Earl H. Weaver

CERTIFICATIONS

I, W. Bibb Lamar, Jr., President and Chief Executive Officer of BancTrust Financial Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of BancTrust Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                      /s/ W. Bibb Lamar, Jr.
                                          --------------------------------------
                                          W. Bibb Lamar, Jr.
                                          President and Chief Executive Officer
                                          of BancTrust Financial Group, Inc.

I, F. Michael Johnson, Chief Financial Officer of BancTrust Financial Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of BancTrust Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                      /s/ F. Michael Johnson
                                          --------------------------------------
                                          F. Michael Johnson
                                          Chief Financial Officer of BancTrust
                                          Financial Group, Inc.

                                  EXHIBIT INDEX

SEC Assigned Exhibit No.   Description of Exhibit                                                       Page No.
------------------------   ----------------------                                                       --------
(3).6                      Amended and Restated Articles of Incorporation of the Registrant

(23).1                     Consent of KPMG LLP

(99).1                     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
                           (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002

(99).2                     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
                           (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002