Form 10-Q
period 2003-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2003-05-14
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 Par) outstanding at May 12, 2003: 8,740,907

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2003		December 31, 2002
ASSETS
Cash and Due from Banks	$30,077		$26,401
Federal Funds Sold	13,412		13,417
Total Cash and Cash Equivalents	43,489		39,818
Interest Bearing Deposits	1,061		683
Securities Available for Sale (at Fair Value)	185,060		185,342

Loans	436,697		417,655
Less: Unearned Income	<281	>	<296	>
Allowance for Loan Losses	<6,351	>	<6,356	>
Loans, Net	430,065		411,003

Premises and Equipment, Net	15,980		15,736
Accrued Income Receivable	4,103		4,322
Goodwill and Intangible Assets	5,940		5,942
Other Assets	2,844		2,964
Total	$688,542		$665,810

LIABILITIES
Non-interest Bearing Demand Deposits	$111,263		$100,046
Interest Bearing Demand Deposits	154,357		145,429
Savings Deposits	43,233		41,211
Large Denomination Time Deposits (of $100 or more)	123,994		126,129
Other Time Deposits	148,186		149,882
Total Deposits	581,033		562,697
Short-Term Borrowings	7,650		11,578
Long-Term Debt	14,000		6,000
Other Liabilities	4,667		4,631
Total Liabilities	607,350		584,906

SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2003-8,996 2002-8,985	90		90
Capital Surplus	42,048		41,949
Retained Earnings	39,370		38,788
Accumulated Other Comprehensive Income	2,092		2,485
Less Treasury Stock of 256 Shares in
2003 and 2002, at Cost	<2,408	>	<2,408	>
Total Shareholders' Equity	81,192		80,904
Total	$688,542		$665,810

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
Three Months Ended March 31,
	2003	2002
Interest Revenue:
Loans	$ 6,554	$ 6,497
Investment Securities Available for Sale: Taxable	1,401	1,380
Non-Taxable	604	608
Other	49	89
Total Interest Revenue	8,608	8,574

Interest Expense:
Deposits	2,278	2,882
Short-Term Borrowings	25	19
Long-Term Debt	88	75
Total Interest Expense	2,391	2,976

Net Interest Revenue	6,217	5,598
Provision for Loan Losses	268	186
Net Interest Revenue After Provision For Loan Losses	5,949	5,412

Non-Interest Revenue:
Trust Income	493	503
Service Charges on Deposit Accounts	789	684
Securities Gains, Net	304	1
Other Income, Charges and Fees	589	442
Total Non-Interest Revenue	2,175	1,630

Non-Interest Expense:
Salaries	2,343	2,102
Pensions and Employee Benefits	810	509
Net Occupancy Expense	384	307
Furniture and Equipment Expense	432	386
Intangible Amortization	3	0
Other Expense	1,746	1,350
Total Non-Interest Expense	5,718	4,654

Income Before Income Taxes	2,406	2,388
Income Tax Expense	687	675
Net Income	$ 1,719	$ 1,713

Basic Earnings Per Common Share	$ 0.20	$ .20
Diluted Earnings Per Common Share	$ 0.19	$ .20

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,719		$1,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614		404
Provision for loan losses	268		186
Securities gains, net	<304	>	<1	>
Change in assets and liabilities:
Decrease in accrued income receivable	219		314
(Increase) decrease in other assets	273		<197	>
Increase in other liabilities	36		229
Net cash provided by operating activities	2,825		2,648

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest bearing deposits	<378	>	236
Net increase (decrease) in loans	<19,330	>	6,366
Proceeds from the sale of other real estate owned	82		262
Purchases of premises and equipment, net	<611	>	<606	>
Proceeds from sale of investment securities available for sale	16,234		1,137
Proceeds from maturities of investment securities available for sale	25,050		12,270
Purchases of investment securities available for sale	<41,571	>	<20,057	>
Net cash used in investing activities	<20,524	>	<392	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,336		12,996
Net increase (decrease) in short-term borrowings	<3,928	>	1,132
Proceeds from long-term debt	10,000		0
Repayments of long-term debt	<2,000	>	0
Purchase of treasury stock	0		<1,523	>
Proceeds from issuance of stock	99		0
Dividends paid	<1,137	>	<1,007	>
Net cash provided by financing activities	21,370		11,598

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,671		13,854
Cash and cash equivalents at beginning of period	39,818		41,869
Cash and cash equivalents at end of period	$43,489		$55,723
Supplemental disclosures of cash flow information:
Interest paid	$ 2,521		$ 3,184
Income taxes paid	0		0
Loans transferred to other real estate owned	66		2

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A: General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2002.

Note B: Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002.

The Company utilizes the intrinsic value method of accounting for stock option grants. Because the option exercise prices of all options issued to date are equal to the estimated fair value of the underlying stock at the date of grant, no compensation cost is recognized.

The Company has three incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"), and the Mobile National Stock Option Plan (the"MBNC Plan").

The MBNC Plan was terminated in 1993 upon the adoption of the 1993 Plan. The remaining granted and outstanding options under the MBNC Plan are convertible into common shares of the Company. At March 31, 2003, options for 11 thousand shares were granted and outstanding under the MBNC Plan. The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At March 31, 2003, options for 335 thousand shares were outstanding under the 1993 Plan.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options for 14 thousand shares under the 2001 Plan through March 31, 2003. Options to purchase 13 thousand shares are currently outstanding under the 2001 plan. For all the options issued to date under the 1993, 2001 and MBNC Plans, the option exercise price equals the stock's market price at the date of grant. Options issued under these plans are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

March 31, 2002
Net income as reported	$ 1,713
Compensation expense, net of tax	(5)
Pro forma net income	$ 1,708
Earnings per share: As reported
Basic	$ .20
Diluted	.20
Pro forma
Basic	$ .20
Diluted	.20

This pro forma information includes expenses related to all stock options granted but unvested. No stock options were issued in 2003. There is no expense in 2003 related to the unvested portion of prior year grants, since all stock options granted had vested by January 1, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002; risk-free interest rates of 2.89 percent; expected dividend yields of 4.4 percent; expected lives of 5 years; and expected volatility of 56 percent.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34. Guarantors will have to meet new disclosure and liability recognition requirements for guarantees of debt. The initial recognition is effective after December 31, 2002. The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2003, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2003 was $13.9 million, and that sum represents the Company's maximum credit risk. At March 31, 2003, the Company had $12 thousand of liabilities and $12 thousand of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002 as a result of the Company's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, which clarified the application of Accounting Research Bulletin 51, Consolidated Financial Statement, to certain variable interest entities in which investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of Interpretation 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities that existed prior to February 1, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of Interpretation 46, but it does not expect this Interpretation to have a material impact on the consolidated financial statements. Adoption of the disclosure requirements of Interpretation 46 did not have a material impact on the Company's consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on its consolidated financial statements.

Note C: Loan Loss Reserve

The allowance for losses on loans for the three month periods ended March 31, 2003 and 2002 are summarized as follows (in thousands):

	2003		2002
Balance at beginning of period	$ 6,356		$ 5,328
Provision charged to operating expense	268		186
Losses charged off	<384	>	<260	>
Recoveries	111		160
Balance at end of period	$ 6,351		$ 5,414

Note D: Earnings Per Share

Basic earnings per share for the three month periods ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended March 31, 2003 and 2002 (in thousands, except per share amounts):

The Company excluded from the calculation of earnings per share 95 thousand shares for the three months ended March 31, 2003 and 165 thousand shares for the three months ended March 31, 2002, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Three Months Ended March 31, 2003	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,719	8,732	$0.20
Dilutive securities:
Stock option plan shares		62
Dilutive earnings per share:	$1,719	8,794	$0.19

Three Months Ended March 31, 2002	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,713	8,453	$0.20
Dilutive securities:
Stock option plan shares		27
Dilutive earnings per share:	$1,713	8,480	$0.20

Note E: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the three month period ended March 31, 2003, the net unrealized gain on these securities decreased by $624 thousand. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the three month periods ended March 31, 2003 and 2002, the Company recognized a decrease of $393 thousand and $622 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three month periods ended March 31, 2003 and 2002 (in thousands):

	2003		2002
Net Income	$1,719		$1,713
Other comprehensive income, net of tax of $122 and $373,
respectively	<203	>	<622	>
Less reclassification adjustments for gains included in net income,
net of tax of $112 and $0, respectively	<190	>	< 0	>
Comprehensive income	$1,326		$1,091

Note F: Stock Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of March 31, 2003, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private sales and were accounted for under the cost method. Had these purchases not occurred, basic earnings per share would have been $.01 less for the three months ended March 31, 2003.

Note G: Market Risk

There have been no material changes in reported market risk since December 31, 2002.

Note H: Segment Reporting

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

The results for the six reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended March 31, 2003
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 2,990	$ 1,603	$ 1,405	$ 1,269	$ 732	$ 604	$ 12		$ <7	>	$ 8,608
Total interest expense	715	397	433	473	187	193	0		<7	>	2,391
Net interest income	2,275	1,206	972	796	545	411	12		0		6,217
Provision for loan losses	150	23	0	75	20	0	0		0		268
Net interest income after provision	2,125	1,183	972	721	525	411	12		0		5,949
Total noninterest income	651	248	294	200	152	136	498		<4	>	2,175
Total noninterest expense	1,782	914	622	557	670	414	763		<4	>	5,718
Income before taxes	994	517	644	364	7	133	<253	>	0		2,406
Provision for income taxes	368	115	164	95	<10>	49	<94	>	0		687
Net income	$ 626	$ 402	$ 480	$ 269	$ 17	$ 84	$ <159	>	$ 0		$ 1,719
Other significant items:
Total assets	$245,821	$119,817	$ 132,357	$ 88,829	$ 53,736	$ 45,591	$ 81,458		$<79,067	>	$688,542
Total investment securities	32,205	31,583	75,766	24,086	9,857	11,563	0		0		185,060
Total loans, net of unearned income	186,675	79,071	45,921	56,732	39,963	28,054	0		0		436,416
Investment in subsidiaries	142	0	0	0	0	0	79,112		<79,254	>	0
Total interest income from external customers	2,990	1,597	1,404	1,269	732	604	12		0		8,608
Total interest income from affiliates	0	6	1	0	0	0	0		<7	>	0

Three Months Ended March 31, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Elimina- tions		Consolidated
Total interest income	$ 3,165	$ 1,712	$ 1,548	$ 1,318	$ 831	$ 13		$ <13	>	$ 8,574
Total interest expense	1,021	525	516	613	313	1		<13	>	2,976
Net interest income	2,144	1,187	1,032	705	518	12		0		5,598
Provision for loan losses	120	6	0	30	30	0		0		186
Net interest income after provision	2,024	1,181	1,032	675	488	12		0		5,412
Total noninterest income	534	190	154	133	115	506		<2	>	1,630
Total noninterest expense	1,679	791	588	491	473	634		<2	>	4,654
Income before taxes	879	580	598	317	130	<116	>	0		2,388
Provision for income taxes	316	148	154	73	27	<43	>	0		675
Net income	$ 563	$ 432	$ 444	$ 244	$ 103	$ <73	>	$ 0		$ 1,713
Other significant items:
Total assets	$ 223,318	$ 122,447	$ 119,118	$ 82,493	$55,152	$75,947		$<73,185	>	$ 605,290
Total investment securities	32,415	31,811	55,702	19,726	12,301	0		0		151,955
Total loans, net of unearned income	165,326	67,768	50,389	55,695	36,669	0		0		375,847
Investment in subsidiaries	94	0	0	0	0	73,059		<73,153	>	0
Total interest income from external customers	3,165	1,700	1,547	1,318	831	13		0		8,574
Total interest income from affiliates	0	12	1	0	0	0		<13	>	0

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, Wewahitchka State Bank and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2002 and March 31, 2003, and significant changes for the three month periods ended March 31, 2003 and 2002.

Forward-Looking Statements

This report on Form 10-Q contains certain forward looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words like "expect," "may," "could," "should," "intend," "plan," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	interest rate fluctuations;
-	changes in economic conditions;
-	success of the Company's marketing efforts;
-	acquisitions and the integration of acquired businesses;
-	competition;
-	changes in technology;
-	changes in law;
-	changes in fiscal, monetary, regulatory and tax policy;
-	customers' financial failures;
-	fluctuations in stock and bond markets;
-	the discretion of applicable regulatory authorities;
-	changes in political conditions;
-	war;
-	inflation; and
-	other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, Management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in Mobile, Baldwin, Monroe, Marengo, Clarke, and Escambia Counties in Alabama and Gulf County in Florida. In addition, the real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area. Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to make changes to the allowances based on their judgment about information available to them at the time of their examination.

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

Guarantees

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2003, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2003 was $13.9 million and that sum represents the Company's maximum credit risk. At March 31, 2003, the Company had $12 thousand of liabilities and $12 thousand of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002 as a result of the Company's adoption of Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

Financial Condition

Assets

Total assets at March 31, 2003 were $688.5 million, an increase of $22.7 million, or 3.4 percent, from $665.8 million at December 31, 2002. This increase of $22.7 million resulted primarily from the increase in loans of $19.1 million, or 4.6 percent, from December 31, 2002, which was funded by the increase in deposits of $18.3 million, or 3.3 percent, and by the increase in long term debt of $8.0 million, or 133.3 percent.

Loans

Total loans, net of unearned income, increased from $417.4 million at December 31, 2002 to $436.4 million at March 31, 2003, an increase of $19.1 million, or 4.6 percent. Approximately

40 percent of this increase is at the Mobile Bank and approximately 27 percent of this increase is at the Brewton Bank. The majority of this increase was in commercial loans.

Deposits

Total deposits increased from $562.7 million at December 31, 2002 to $581.0 million at March 31, 2003, an increase of $18.3 million, or 3.3 percent. Other time deposits, consisting of certificates of deposit, decreased $1.7 million, or 1.1 percent while large denomination time deposits decreased $2.1 million, or 1.7 percent. The Company does not utilize brokered deposits and offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Non-interest bearing demand deposits increased $11.2 million, or 11.2 percent, while interest bearing demand deposits increased $8.9 million, or 6.1 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $20.5 million, or 4.7 percent. The increase in non-interest bearing deposits and core deposits is primarily attributable to several temporary large deposits by corporate customers of the Mobile Bank. .

Long-term Debt

Long-term debt consists of advances from the Federal Home Loan Bank. During the first quarter of 2003, the Mobile bank borrowed $10 million from the Federal Home Loan Bank of Atlanta at a rate of 1.18 percent, with a three year maturity. After one year the interest rate on this advance may be converted by the FHLB to LIBOR, which is currently 1.32 percent. The Mobile bank borrowed this money because of increased loan demand and to reduce its reliance on overnight Federal Funds purchased. This advance is secured by the Mobile Bank's investment in Federal Home Loan Bank Stock and by a blanket floating lien on portions of the Mobile Bank's one to four family residential mortgage loan portfolio.

Capital Resources

The Company's equity as a percentage of total assets at March 31, 2003 was 11.8 percent, compared to 12.2 percent at December 31, 2002. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.4 percent at March 31, 2003 compared to 12.7 percent at year-end 2002. The decreases in these ratios resulted primarily from the increase in total assets.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The

Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $72.0 million at December 31, 2002 and $72.6 million at March 31, 2003. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $77.4 million at December 31, 2002 and $78.3 million at March 31, 2003. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 14.87 percent and 16.00 percent, respectively, at December 31, 2002, and 14.35 percent and 15.47 percent, respectively, at March 31, 2003. Both the December 2002 and the March 2003 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for March 31, 2003 are shown below (dollars in thousands):

March 31, 2003
Tier I capital-Tangible common shareholders' equity	$72,663
Tier II capital-Allowable portion of the allowance for loan losses	5,665
Total capital (Tiers I and II)	$78,328

Risk-weighted assets	$506,263
Quarterly average assets	668,721
Risk-based capital ratios:
Tier I capital	14.35%
Total capital (Tiers I and II)	15.47%

During the first quarter of 2003 the Company declared a regular quarterly dividend of $0.13 per share, payable April 1, 2003, to shareholders of record March 14, 2003.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $130.2 million at March 31, 2003. These assets represented 18.9 percent of total assets at quarter end as compared to 19.4 percent at December 31, 2002. The net change in cash and cash equivalents for the three month period ended March 31, 2003 was an increase of $3.7 million, or 9.2 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through March 31, 2003, Management has not utilized derivatives as a part of this process.

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

Summary of Non-Performing Assets
(Dollars in Thousands)
March 31, 2003		December 31, 2002
Accruing loans 90 days or more past due	$ 60	$ 21
Loans on non-accrual	3,022	3,726
Renegotiated loans	1,042	1,026
Total non-performing loans	4,124	4,773
Other real estate owned	651	667
Total non-performing assets	$4,775	$5,440

Accruing loans 90 days or more past due as a percent of loans	0.01%	0.01%
Total non-performing loans as a percent of loans	0.94%	1.14%
Total non-performing assets as a percent of loans and other real estate owned	1.09%	1.30%

Accruing loans 90 days or more past due increased from year-end 2002 to March 31, 2003 by $39 thousand. Loans on non-accrual for the same period decreased $704 thousand. All loans on non-accrual have been allocated a portion of the allowance for loan losses for possible loss in principal. Renegotiated loans consist primarily of one large loan that is performing as scheduled.

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

Results of Operations

The First Quarter

Net Income

The Company recorded net income of $1.7 million, or $0.20 per share, during the first quarter of 2003, compared to net income in the first quarter of 2002 of $1.7 million, or $0.20 per share. Since January 2001, the prime lending rate has decreased by 475 basis points, and this rapid decrease has caused the Company's interest sensitive assets to reprice downward faster than interest sensitive liabilities. The result has been a reduction in the tax equivalent net yield on interest earning assets from 4.33 percent in the first three months of 2002 to 4.25 percent for the first three months of 2003. Because of this decrease in the net yield, net interest revenue increased by only $619 thousand, or 11.1 percent, despite the increase in average interest earning assets from $550.1 million for the first three months of 2002 to $619.6 million in the first three months of 2003. Of the increase in net interest revenue, $411 thousand is attributable to the Company's acquisition of the Wewahitchka State Bank. Because current interest rates are historically low, Management believes that additional decreases in the prime lending rate might result in a further decline in the net interest margin.

Provision for Loan Losses

Management provided $268 thousand for loan losses during the first quarter of 2003, compared to a $186 thousand provision for the first quarter of 2002. The allowance for loan losses at March 31, 2003 and December 31, 2002 as percentages of loans net of unearned income were 1.46 percent and 1.52 percent, respectively. The decrease in this percentage is primarily attributable to the increase in loans.

The allowance for loan losses represented 1.54 times non-performing loans at March 31, 2003 and 1.33 times non-performing loans at December 31, 2002. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2003.

Non-Interest Revenue and Expense

Non-interest revenue was $2.2 million for the first quarter of 2003, compared to $1.6 million for the same period in 2002, an increase of 33.4 percent, due primarily to the increase in securities gains of $303 thousand and to the purchase of the Wewahitchka State Bank which contributed $136 thousand. The increase in securities gains resulted from sales of bonds at several of the banks. In making the decision to sell these bonds, Management considered the likelihood of these bonds being called and the current types and rates of bonds available for reinvestment.

Salary and employee benefit expense increased by $542 thousand, or 20.8 percent, from the first quarter of 2002 to the first quarter of 2003, primarily a result of the purchase of the Wewahitchka State Bank and pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock markets and because of the change is assumptions used by the Company for discount rate and long-term return on plan assets.

Net occupancy expense was $384 thousand in the first quarter of 2003, an increase of $77 thousand, or 25.1 percent, from the same period of 2002. The purchase of the Wewahitchka State Bank accounted for $38 thousand of this increase with the remaining increase being primarily attributable to the addition of one branch at the Mobile bank. Furniture and equipment expense increased $46 thousand, with $45 thousand being attributable to the purchase of the Wewahitchka State Bank.

Intangible amortization increased from $0 in the first quarter of 2002 to $3 thousand in the first quarter of 2003. This increase was caused by the purchase of the Wewahitchka Bank and relates to the core deposit intangibles acquired in that purchase. Goodwill is tested for impairment annually.

The category other expense increased by $396 thousand in the first quarter of 2003, with $112 thousand of this increase resulting from the purchase of the Wewahitchka State Bank. The largest portion of the remaining increase in other expense resulted from a loss on a fraudulent checking account. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) converting Wewahitchka State Bank's core computer system to the system currently used by the other banks, (2) the purchase of new item processing systems and, (3) the opening of a new branch at the Mobile bank.

Income tax expense was $687 thousand for the first quarter of 2003, compared to $675 thousand for the same period in 2002. The effective combined tax rates for the first quarter of 2003 and 2002 were 28.6 percent and 28.3 percent, respectively.

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

BancTrust Financial Group, Inc.
(Registrant)

05/14/2003	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

05/14/2003	By:/s/F. Michael Johnson
Date	F. Michael Johnson
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

By:/s/W. Bibb Lamar, Jr.
Date: 05/14/2003	W. Bibb Lamar, Jr.
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

By:/s/F. Michael Johnson
Date: 05/14/2003	F. Michael Johnson
Chief Financial Officer of
BancTrust Financial Group, Inc.

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002