Form 10-Q
period 2003-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2003-08-14
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

Shares of common stock ($0.01 par) outstanding at August 12, 2003: 8,740,907

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

i

	Provision for Loan Losses	21
	Non-Interest Revenue and Expense	21
	The Six Month Period - Net Income	22
	Provision for Loan Losses	22
	Non-Interest Revenue and Expense	22

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	24
	Changes in Internal Controls	24

PART II.	Other Information	25
	Item 4 - Submission of Matters to a Vote of Security Holders	25

	Item 6 - Exhibits and Reports on Form 8-K	25

	Signatures	27

	Exhibit Index	28

ii

PART I. FINANCIAL INFORMATION

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	June 30, 2003		December 31, 2002
ASSETS
Cash and Due from Banks	$49,536		$26,401
Federal Funds Sold	24,343		13,417
Total Cash and Cash Equivalents	73,879		39,818
Interest Bearing Deposits	1,017		683
Securities Available for Sale (at Fair Value)	172,190		185,342

Loans, Net of Unearned Income	442,200		417,359
Allowance for Loan Losses	<6,094	>	<6,356	>
Loans, Net	436,106		411,003

Premises and Equipment, Net	16,161		15,736
Accrued Income Receivable	4,068		4,322
Goodwill and Intangible Assets	5,936		5,942
Other Assets	3,905		2,964
Total	$713,262		$665,810

LIABILITIES
Non-interest Bearing Demand Deposits	$131,221		$100,046
Interest Bearing Demand Deposits	148,429		145,429
Savings Deposits	43,249		41,211
Large Denomination Time Deposits (of $100 or more)	130,248		126,129
Other Time Deposits	147,481		149,882
Total Deposits	600,628		562,697
Short-Term Borrowings	10,550		11,578
Long-Term Debt	14,000		6,000
Other Liabilities	5,147		4,631
Total Liabilities	630,325		584,906

SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2003-8,996 2002-8,985	90		90
Capital Surplus	42,048		41,949
Retained Earnings	40,085		38,788
Accumulated Other Comprehensive Income	3,122		2,485
Less Treasury Stock of 256 Shares in
2003 and 2002, at Cost	<2,408	>	<2,408	>
Total Shareholders' Equity	82,937		80,904
Total	$713,262		$665,810

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended June 30,
		2003	2002
	Interest Revenue:
	Loans	$ 6,667	$ 6,839
Investment Securities Available for Sale:	Taxable	1,204	1,502
	Non-Taxable	623	618
	Other	42	106
	Total Interest Revenue	8,536	9,065

	Interest Expense:
	Deposits	2,105	2,937
	Short-Term Borrowings	13	24
	Long-Term Debt	87	84
	Total Interest Expense	2,205	3,045

	Net Interest Revenue	6,331	6,020
	Provision for Loan Losses	639	231
	Net Interest Revenue After Provision For Loan Losses	5,692	5,789

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	855	770
	Trust Income	495	502
	Securities Gains, Net	225	395
	Gain on Sale of Credit Card Portfolio	471	0
	Other Income	556	387
	Total Non-Interest Revenue	2,602	2,054

	Non-Interest Expense:
	Salaries	2,474	2,274
	Pensions and Employee Benefits	810	564
	Net Occupancy Expense	423	361
	Furniture and Equipment Expense	437	412
	Other Expense	1,491	1,491
	Total Non-Interest Expense	5,635	5,102

	Income Before Income Taxes	2,659	2,741
	Income Tax Expense	808	817
	Net Income	$ 1,851	$ 1,924

	Basic Earnings Per Common Share	$ 0.21	$ .22
	Diluted Earnings Per Common Share	$ 0.21	$ .22

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Six Months Ended June 30,
		2003	2002
	Interest Revenue:
	Loans	$13,221	$13,336
Investment Securities Available for Sale:	Taxable	2,605	2,882
	Non-Taxable	1,227	1,226
	Other	91	195
	Total Interest Revenue	17,144	17,639

	Interest Expense:
	Deposits	4,383	5,819
	Short-Term Borrowings	38	43
	Long-Term Debt	175	159
	Total Interest Expense	4,596	6,021

	Net Interest Revenue	12,548	11,618
	Provision for Loan Losses	907	417
	Net Interest Revenue After Provision For Loan Losses	11,641	11,201

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,644	1,454
	Trust Income	988	1,005
	Securities Gains, Net	529	396
	Gain on Sale of Credit Card Portfolio	471	0
	Other Income	1,145	829
	Total Non-Interest Revenue	4,777	3,684

	Non-Interest Expense:
	Salaries	4,818	4,376
	Pensions and Employee Benefits	1,619	1,073
	Net Occupancy Expense	807	668
	Furniture and Equipment Expense	869	798
	Other Expense	3,240	2,841
	Total Non-Interest Expense	11,353	9,756

	Income Before Income Taxes	5,065	5,129
	Income Tax Expense	1,495	1,492
	Net Income	$ 3,570	$ 3,637

	Basic Earnings Per Common Share	$ 0.41	$ .42
	Diluted Earnings Per Common Share	$ 0.40	$ .42

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2003 and 2002

(Dollars and shares in thousands, except per share amounts)

	Common Stock
	Shares Issued	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings		Treasury Stock			Total
Balance, January 1, 2003	8,985	$90	$41,949	$2,485	$38,788		$	<2,408	>	$80,904
Comprehensive income:
Net income					3,570					3,570
Net change in unrealized gain on
securities available for sale, net of taxes				637						637
Total comprehensive income										4,207
Dividends declared ($.26 per share)					<2,273	>				<2,273	>
Common stock options exercised	11		99							99
Balance, June 30, 2003	8,996	$90	$42,048	$3,122	$40,085		$	<2,408	>	$82,937

Balance, January 1, 2002	8,592	$86	$37,828	$880	$35,614		$	<494	>	$73,914
Comprehensive income:
Net income					3,637					3,637
Net change in unrealized gain on
securities available for sale, net of tax				1,115						1,115
Total comprehensive income										4,752
Dividends declared ($.24 per share)					<2,085	>				<2,085	>
Common stock options exercised
Common stock issued in business
combination	385	4	4,050							4,054
Treasury stock purchased - 194 shares	______	____	______	_____	_______			<1,623	>	<1,623	>
Balance, June 30, 2002	8,977	$90	$41,878	$1,995	$37,166		$	<2,117	>	$79,012

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,570		$3,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,323		813
Provision for loan losses	907		417
Securities gains, net	<529	>	<396	>
Gain on sale of other real estate owned	<54	>	<51	>
Gain on sale of credit card portfolio	<471	>	0
Change in assets and liabilities:
Decrease in accrued income receivable	254		469
(Increase) decrease in other assets	<16	>	123
Increase (decrease) in other liabilities	130		<778	>
Net cash provided by operating activities	5,114		4,234

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest bearing deposits	<334	>	886
Net increase in loans	<26,669	>	<8,208	>
Proceeds from the sale of other real estate owned	259		460
Purchases of premises and equipment, net	<1,178	>	<1,167	>
Proceeds from sale of investment securities available for sale	45,626		13,693
Proceeds from maturities of investment securities available for sale	26,313		40,178
Purchases of investment securities available for sale	<57,799	>	<64,678	>
Net cash acquired in business combination	0		3,512
Net cash used in investing activities	<13,782	>	<15,324	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,931		13,134
Net decrease in short-term borrowings	<1,028	>	<291	>
Proceeds from long-term debt	10,000		0
Repayments of long-term debt	<2,000	>	0
Purchase of treasury stock	0		<1,623	>
Proceeds from exercise of common stock options	99		0
Dividends paid	<2,273	>	<2,085	>
Net cash provided by financing activities	42,729		9,135

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	34,061		<1,955	>
Cash and cash equivalents at beginning of period	39,818		41,869
Cash and cash equivalents at end of period	$73,879		$39,914
Supplemental disclosures of cash flow information:
Interest paid	$ 4,738		$ 6,292
Income taxes paid	1,497		1,940
Loans transferred to other real estate owned	1,064		252
Fair value of assets acquired	0		39,967
Capital stock issued to acquire assets	0		4,054
Liabilities assumed	0		35,913

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

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options issued to date were equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

The Company has three incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"), and the Mobile National Stock Option Plan (the"MNS Plan").

The MNS Plan was terminated in 1993 upon the adoption of the 1993 Plan. The remaining granted and outstanding options under the MNS Plan are convertible into common shares of the Company. At June 30, 2003, options for 11 thousand shares were granted and outstanding under the MNS Plan. The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At June 30, 2003, options for 335 thousand shares were outstanding under the 1993 Plan.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options for 14 thousand shares under the 2001 Plan through June 30, 2003. Options to purchase 13 thousand shares are currently outstanding under the 2001 plan. Options issued under these plans are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the six months periods ended June 30, 2003 and 2002 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	June 30, 2003	June 30, 2002
Net income as reported	$ 3,570	$ 3,637
Compensation expense, net of tax	0	(10)
Pro forma net income	$ 3,570	$ 3,627
Earnings per share: As reported
Basic	$ .41	$ .42
Diluted	.40	.42
Pro forma
Basic	$ .41	$ .42
Diluted	.40	.42

This pro forma information includes expenses related to all stock options granted but unvested. No stock options have been issued in 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002; risk-free interest rates of 2.89 percent; expected dividend yields of 4.4 percent; expected lives of 5 years; and expected volatility of 56 percent.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to be material to the consolidated financial statements.

Note C: Loan Loss Reserve

The allowance for losses on loans for the six month periods ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	2003		2002
Balance at beginning of period	$ 6,356		$ 5,328
Balance acquired	0		1,470
Provision charged to operating expense	907		417
Losses charged off	<1,379	>	<772	>
Recoveries	210		250
Balance at end of period	$ 6,094		$ 6,693

Note D: Earnings Per Share

Basic earnings per share for the six and three month periods ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the six and three month periods ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

Six Months Ended June 30, 2003	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$3,570	8,737	$0.41
Dilutive securities:
Stock option plan shares		78
Diluted earnings per share (1):	$3,570	8,815	$0.40

Six Months Ended June 30, 2002	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$3,637	8,568	$0.42
Dilutive securities:
Stock option plan shares		40
Diluted earnings per share (1):	$3,637	8,608	$0.42

(1) The Company excluded from the calculation of diluted earnings per share 72 thousand shares for the six months ended June 30, 2003 and 155 thousand shares for the six months ended June 30, 2002, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the three month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

Three Months Ended June 30, 2003	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,851	8,741	$0.21
Dilutive securities:
Stock option plan shares		96
Diluted earnings per share (2):	$1,851	8,837	$0.21

Three Months Ended June 30, 2002	Income	Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,924	8,682	$0.22
Dilutive securities:
Stock option plan shares		52
Diluted earnings per share (2):	$1,924	8,734	$0.22

(2) The Company excluded from the calculation of diluted earnings per share 48 thousand shares for the three months ended June 30, 2003 and 133 thousand shares for the three months ended June 30, 2002, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note E: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the six month period ended June 30, 2003, the net unrealized gain on these securities increased by $1.0 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the six month periods ended June 30, 2003 and 2002, the Company recognized an increase of $637 thousand and $1.1 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the six month periods ended June 30, 2003 and 2002 (in thousands):

	2003		2002
Net Income	$3,570		$3,637
Other comprehensive income, net of tax of $581 and $801,
respectively	968		1,364
Less reclassification adjustments for gains included in net income,
net of tax of $198 and $146, respectively	<331	>	<249	>
Comprehensive income	$4,207		$4,752

Note F: Stock Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of June 30, 2003, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private sales and were accounted for under the cost method. Had these purchases not occurred, basic earnings per share would have been $.01 less for the six months ended June 30, 2003.

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

The results for the six reportable segments of the Company are included in the following tables (in thousands):

Six Months Ended June 30, 2003
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 6,007	$ 3,234	$ 2,782	$ 2,483	$ 1,454	$ 1,175	$ 16		$ <7	>	$ 17,144
Total interest expense	1,403	743	836	892	362	367	0		<7	>	4,596
Net interest income	4,604	2,491	1,946	1,591	1,092	808	16		0		12,548
Provision for loan losses	550	176	0	130	50	1	0		0		907
Net interest income after provision	4,054	2,315	1,946	1,461	1,042	807	16		0		11,641
Total noninterest income	1,532	652	627	307	305	365	995		<6	>	4,777
Total noninterest expense	3,593	1,889	1,221	1,086	1,169	867	1,534		<6	>	11,353
Income before taxes	1,993	1,078	1,352	682	178	305	<523	>	0		5,065
Provision for income taxes	761	245	347	179	41	113	<191	>	0		1,495
Net income	$ 1,232	$ 833	$ 1,005	$ 503	$ 137	$ 192	$ <332	>	$ 0		$ 3,570
Other significant items:
Total assets	$268,836	$119,585	$ 130,653	$ 88,201	$ 55,633	$ 47,179	$ 82,576		$<79,401	>	$713,262
Total investment securities	29,034	30,812	73,400	21,996	8,567	8,381	0		0		172,190
Total loans, net of unearned income	191,668	78,850	45,593	57,860	41,997	26,232	0		0		442,200
Investment in subsidiaries	180	0	0	0	0	0	78,590		<78,770	>	0
Total interest income from external customers	6,007	3,228	2,781	2,483	1,454	1,175	16		0		17,144
Total interest income from affiliates	0	6	1	0	0	0	0		<7	>	0

Six Months Ended June 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 6,406	$ 3,436	$ 3,057	$ 2,604	$ 1,637	$ 497	$ 17		$ <15	>	$ 17,639
Total interest expense	2,036	994	1,015	1,204	580	202	5		<15	>	6,021
Net interest income	4,370	2,442	2,042	1,400	1,057	295	12		0		11,618
Provision for loan losses	240	6	0	60	60	51	0		0		417
Net interest income after provision	4,130	2,436	2,042	1,340	997	244	12		0		11,201
Total noninterest income	1,222	383	435	291	238	110	1,010		<5	>	3,684
Total noninterest expense	3,399	1,672	1,174	1,040	929	267	1,280		<5	>	9,756
Income before taxes	1,953	1,147	1,303	591	306	87	<258	>	0		5,129
Provision for income taxes	709	279	347	146	75	32	<96	>	0		1,492
Net income	$ 1,244	$ 868	$ 956	$ 445	$ 231	$ 55	$ <162	>	$ 0		$ 3,637
Other significant items:
Total assets	$229,862	$114,848	$ 118,866	$ 83,995	$ 54,328	$ 43,298	$ 78,865		$<78,707	>	$645,355
Total investment securities	33,988	32,981	59,668	21,109	11,664	8,398	0		0		167,808
Total loans, net of unearned income	175,832	71,104	48,737	56,158	37,074	26,073	0		0		414,978
Investment in subsidiaries	95	0	0	0	0	0	76,576		<76,671	>	0
Total interest income from external customers	6,406	3,422	3,056	2,604	1,637	497	17		0		17,639
Total interest income from affiliates	0	14	1	0	0	0	0		<15	>	0
Three Months Ended June 30, 2003
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 3,017	$ 1,631	$ 1,377	$ 1,214	$ 722	$ 571	$ 4		$ <0	>	$ 8,536
Total interest expense	688	346	403	419	175	174	0		<0	>	2,205
Net interest income	2,329	1,285	974	795	547	397	4		0		6,331
Provision for loan losses	400	153	0	55	30	1	0		0		639
Net interest income after provision	1,929	1,132	974	740	517	396	4		0		5,692
Total noninterest income	881	404	333	107	153	229	497		<2	>	2,602
Total noninterest expense	1,811	975	599	529	499	453	771		<2	>	5,635
Income before taxes	999	561	708	318	171	172	<270	>	0		2,659
Provision for income taxes	393	130	183	84	51	64	<97	>	0		808
Net income	$ 606	$ 431	$ 525	$ 234	$ 120	$ 108	$ <173	>	$ 0		$ 1,851
Other significant items:
Total assets	$268,836	$119,585	$ 130,653	$ 88,201	$ 55,633	$ 47,179	$ 82,576		$<79,401	>	$713,262
Total investment securities	29,034	30,812	73,400	21,996	8,567	8,381	0		0		172,190
Total loans, net of unearned income	191,668	78,850	45,593	57,860	41,997	26,232	0		0		442,200
Investment in subsidiaries	180	0	0	0	0	0	78,590		<78,770	>	0
Total interest income from external customers	3,017	1,631	1,377	1,214	722	571	4		0		8,536
Total interest income from affiliates	0	0	0	0	0	0	0		<0	>	0

Three Months Ended June 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 3,241	$ 1,724	$ 1,509	$ 1,286	$ 806	$ 497	$ 4		$ <2	>	$ 9,065
Total interest expense	1,015	469	499	591	267	202	4		<2	>	3,045
Net interest income	2,226	1,255	1,010	695	539	295	0		0		6,020
Provision for loan losses	120	0	0	30	30	51	0		0		231
Net interest income after provision	2,106	1,255	1,010	665	509	244	0		0		5,789
Total noninterest income	688	193	281	158	123	110	504		<3	>	2,054
Total noninterest expense	1,720	881	586	549	456	267	646		<3	>	5,102
Income before taxes	1,074	567	705	274	176	87	<142	>	0		2,741
Provision for income taxes	393	131	193	73	48	32	<53	>	0		817
Net income	$ 681	$ 436	$ 512	$ 201	$ 128	$ 55	$ <89	>	$ 0		$ 1,924
Other significant items:
Total assets	$229,862	$114,848	$ 118,866	$ 83,995	$ 54,328	$ 43,298	$ 78,865		$<78,707	>	$645,355
Total investment securities	33,988	32,981	59,668	21,109	11,664	8,398	0		0		167,808
Total loans, net of unearned income	175,832	71,104	48,737	56,158	37,074	26,073	0		0		414,978
Investment in subsidiaries	95	0	0	0	0	0	76,576		<76,671	>	0
Total interest income from external customers	3,241	1,722	1,509	1,286	806	497	4		0		9,065
Total interest income from affiliates	0	2	0	0	0	0	0		<2	>	0

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, BankTrust of Florida, formerly Wewahitchka State Bank, and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2002 and June 30, 2003, and significant changes for the three and six month periods ended June 30, 2003 and 2002.

Forward-Looking Statements

This report on Form 10-Q contains certain forward looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words like "expect," "may," "could," "should," "intend," "plan," "project," "estimate," or "anticipate." The Company cautions readers that forward looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	interest rate fluctuations;
-	changes in economic conditions;
-	success of the Company's marketing efforts;
-	acquisitions and the integration of acquired businesses;
-	competition;
-	changes in technology;
-	changes in law;
-	changes in fiscal, monetary, regulatory and tax policy;
-	customers' financial failures;
-	fluctuations in stock and bond markets;
-	the discretion of applicable regulatory authorities;
-	changes in political conditions;
-	war and terrorist acts;
-	inflation; and
-	other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Recent Developments

On July 24, 2003, BancTrust announced the signing of an Agreement and Plan of Merger providing for the merger of CommerceSouth, Inc. into BancTrust, with BancTrust as the surviving corporation. CommerceSouth, which has assets of approximately $321 million and is headquartered in Eufaula, Alabama, is the parent company of CommerceSouth Bank of Alabama and CommerceSouth Bank of Florida. At the conclusion of this transaction, BancTrust is expected to have over $1 billion in assets and 36 locations in Alabama and Florida. The merger, expected to be completed in the fourth quarter of 2003, is subject to approval by the shareholders of CommerceSouth and BancTrust, approval by certain regulatory agencies and various other contingencies. For additional information on the merger with CommerceSouth, refer to the Reports on Form 8-K filed by BancTrust with the Securities and Exchange Commission on July 25, 2003 and July 29, 2003.

BancTrust is in the process of merging its Mobile and Brewton Banks and expects to complete this merger in the fourth quarter of 2003. The resulting bank will be headquartered in Mobile and will operate under the name BankTrust. BancTrust is still evaluating the savings from this combination. BancTrust anticipates that no savings will be realized in the current year.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, Management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in Mobile, Baldwin, Monroe, Marengo, Clarke, and Escambia Counties in Alabama and Gulf County in Florida. In addition, the real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area. Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to make changes to the allowances based on their judgment about information available to them at the time of their examination.

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

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, all of which are beyond the Company's control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If these requirements are not met, sale and gain recognition would be deferred.

Guarantees

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2003, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2003 was $15.3 million and that sum represents the Company's maximum credit risk. At June 30, 2003, the Company had $123 thousand of liabilities and $123 thousand of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002. These liabilities and receivables are now being recorded as a result of the Company's adoption of FASB Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003, have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

Financial Condition

Assets

Total assets at June 30, 2003 were $713.3 million, an increase of $47.5 million, or 7.1 percent, from $665.8 million at December 31, 2002. This increase of $47.5 million resulted primarily from the increase in loans of $24.8 million, or 6.0 percent, and from the increase in cash and cash equivalents of $34.1 million, or 85.5 percent from December 31, 2002, which was funded by the increase in deposits of $37.9 million, or 6.7 percent, the decrease in securities available for sale of $13.2 million, or 7.1 percent and by the increase in long term debt of $8.0 million, or 133.3 percent.

Loans

Total loans, net of unearned income, increased from $417.4 million at December 31, 2002 to $442.2 million at June 30, 2003, an increase of $24.8 million, or 6.0 percent. Approximately 51 percent of this increase is at the Mobile Bank and approximately 19 percent of this increase is at the Brewton Bank. The majority of this increase was in commercial loans.

Deposits

Total deposits increased from $562.7 million at December 31, 2002 to $600.6 million at June 30, 2003, an increase of $37.9 million, or 6.7 percent. Other time deposits, consisting of certificates of deposit, decreased $2.4 million, or 1.6 percent while large denomination time deposits increased $4.1 million, or 3.3 percent. The Company does not utilize brokered deposits and generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Non-interest bearing demand deposits increased $31.2 million, or 31.2 percent, while interest bearing demand deposits increased $3.0 million, or 2.1 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $33.8 million, or 7.7 percent. The increase in non-interest bearing deposits and core deposits is primarily attributable to several temporary large deposits by a corporate customer of the Mobile Bank.

Long-term Debt

Long-term debt consists of advances from the Federal Home Loan Bank. During the first quarter of 2003, the Mobile Bank borrowed $10 million from the Federal Home Loan Bank of Atlanta at a rate of 1.18 percent, with a three year maturity. After one year the interest rate on this advance may be converted by the FHLB to LIBOR, which was 1.15 percent at June 30, 2003. The Mobile Bank borrowed this money because of increased loan demand and to reduce its reliance on overnight Federal Funds purchased. This advance is secured by the Mobile Bank's investment in Federal Home Loan Bank Stock and by a blanket floating lien on portions of the Mobile Bank's one to four family residential mortgage loan portfolio.

Capital Resources

The Company's equity as a percentage of total assets at June 30, 2003 was 11.6 percent, compared to 12.2 percent at December 31, 2002. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.0 percent at June 30, 2003 compared to 12.7 percent at year-end 2002. The decreases in these ratios resulted primarily from the increase in total assets.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $72.0 million at December 31, 2002 and $73.4 million at June 30, 2003. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $77.4 million at December 31, 2002 and $78.9 million at June 30, 2003. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 14.87 percent and 16.00 percent, respectively, at December 31, 2002, and 14.37 percent and 15.46 percent, respectively, at June 30, 2003. Both the December 2002 and the June 2003 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for June 30, 2003 are shown below (dollars in thousands):

June 30, 2003
Tier I capital-Tangible common shareholders' equity	$73,386
Tier II capital-Allowable portion of the allowance for loan losses	5,556
Total capital (Tiers I and II)	$78,942

Risk-weighted assets	$510,619
Quarterly average assets	680,338
Risk-based capital ratios:
Tier I capital	14.37%
Total capital (Tiers I and II)	15.46%

During the second quarter of 2003 the Company declared a regular quarterly dividend of $0.13 per share, payable October 1, 2003, to shareholders of record September 12, 2003.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $157.7 million at June 30, 2003. These assets represented 22.1 percent of total assets at quarter end as compared to 19.4 percent at December 31, 2002. The net change in cash and cash equivalents for the six month period ended June 30, 2003 was an increase of $34.1 million, or 85.5 percent, primarily the result of several large temporary deposits by a corporate customer of the Mobile Bank. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through June 30, 2003, Management has not utilized derivatives as a part of this process.

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

(Dollars in Thousands)
June 30, 2003		December 31, 2002
Accruing loans 90 days or more past due	$ 14	$ 21
Loans on non-accrual	2,752	3,726
Renegotiated loans	1,042	1,026
Total non-performing loans	3,808	4,773
Other real estate owned	1,592	667
Total non-performing assets	$5,400	$5,440

Accruing loans 90 days or more past due as a percent of loans	0.00%	0.01%
Total non-performing loans as a percent of loans	0.86%	1.14%
Total non-performing assets as a percent of loans and other real estate owned	1.22%	1.30%

Accruing loans 90 days or more past due decreased from year-end 2002 to June 30, 2003 by $7 thousand. Loans on non-accrual for the same period decreased $974 thousand. All loans on non-accrual have been allocated a portion of the allowance for loan losses for possible loss in principal.

The reduction in loans on non-accrual of $974 thousand is primarily a result of several loans that were classified as non-accrual at December 31, 2002 being transferred to other real estate owned at the Mobile Bank. The Mobile Bank is currently considering using a parcel of land and building transferred to other real estate owned in the second quarter of 2003 as a location for a bank branch. The carrying value of this property is approximately $1.0 million.

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

Results of Operations

The Second Quarter

Net Income

The Company recorded net income of $1.85 million, or $0.21 per share, during the second quarter of 2003, compared to net income in the second quarter of 2002 of $1.92 million, or $0.22 per share. The rapid decline in interest rates over the last few years has caused the net interest margin at BancTrust to decrease to 4.22 for the first six months of 2003 compared to 4.29 for the first six months of 2002. Because of this decrease in the net interest margin, net interest revenue increased by only $311 thousand, or 5.2 percent, despite the increase in average interest earning assets from $571.6 million for the first six months of 2002 to $626.5 million, an increase of 9.6 percent, in the first six months of 2003. Of the increase in net interest revenue, $102 thousand is attributable to the Company's acquisition of the Wewahitchka Bank. Because current interest rates are historically low, Management believes that additional decreases in the prime lending rate might result in a further decline in the net interest margin.

Provision for Loan Losses

Net charge-offs in the first half of 2003 were $1.2 million compared to $522 thousand in the same period of 2002. $675 thousand of this increase was attributable to one loan. In response to this increase in net charge-offs and to provide additional reserves for two other loans, the provision for loan losses was increased to $639 thousand in second quarter of 2003 compared to $231 thousand for the comparable period in 2002. The allowance for loan losses as a percentage of loans net of unearned income was 1.38 percent at June 30, 2003 and 1.52 percent at December 31, 2002. The decrease in this percentage is primarily attributable to the increase in loans and to the charge-offs of previously classified loans. Classified loans have decreased, primarily through charge-offs and transfers to other real estate owned. Management believes that at June 30, 2003 the allowance for loan losses was adequate to absorb losses inherent in the loan portfolio.

The allowance for loan losses represented 1.60 times non-performing loans at June 30, 2003 and 1.33 times non-performing loans at December 31, 2002. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2003.

Non-Interest Revenue and Expense

Non-interest revenue was $2.6 million for the second quarter of 2003, compared to $2.1 million for the same period in 2002, an increase of 26.7 percent. This increase was due primarily to the $471 thousand gain on the sale of BancTrust's credit card loan portfolios in the second quarter of 2003 and to the purchase of the Wewahitchka Bank, which contributed $119 thousand. In making the decision to sell the credit card portfolios, Management considered the history of net charge-offs, the amounts that could be received for the sale and the competitive market for credit cards. Income generated by the credit card portfolio was not material to the Company.

Salary and employee benefit expense increased by $446 thousand, or 15.7 percent, from the second quarter of 2002 to the second quarter of 2003, primarily as a result of the purchase of the Wewahitchka Bank and pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock market and because of the change in assumptions used by the Company for the discount rate and the expected long-term return on plan assets.

Net occupancy expense was $423 thousand in the second quarter of 2003, an increase of $62 thousand, or 17.2 percent, from the same period of 2002. The purchase of the Wewahitchka Bank accounted for $47 thousand of this increase, with the remaining increase being primarily attributable to the addition of one branch at the Mobile Bank. Furniture and equipment expense increased $25 thousand, primarily a result of the addition of one branch of the Mobile Bank.

The category other expense was $1.5 million for both the quarters ended June 30, 2003 and June 30, 2002. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) the purchase of new item processing systems (2) the moving of a branch at the Mobile Bank and (3) cost relating to the merger with CommerceSouth.

Income tax expense was $808 thousand for the second quarter of 2003, compared to $817 thousand for the same period in 2002. The effective combined tax rates for the second quarter of 2003 and 2002 were 30.4 percent and 29.8 percent, respectively.

The Six Month Period

Net Income

The Company recorded net income of $3.6 million, or $0.41 per share, during the first six months of 2003, compared to net income in the first six months of 2002 of $3.6 million, or $0.42 per share. Net interest revenue increased by $930 thousand, or 8.0 percent, primarily a result of the increase in average interest earning assets of $54.9 million, or 9.6 percent.

Provision for Loan Losses

Management provided $907 thousand for loan losses during the first six months of 2003, compared to a $417 thousand provision for the first six months of 2002. Management increased the provision for loan losses to offset the increase in net loan charge-offs and to provide additional reserves for two other loans.

Non-Interest Revenue and Expense

Non-interest revenue was $4.8 million for the first six months of 2003, compared to $3.7 million for the same period in 2002, an increase of 29.7 percent, due primarily to the increase in securities gains of $133 thousand, the gain on sale of the credit card portfolio of $471 thousand and to the purchase of the Wewahitchka Bank which contributed $75 thousand. Income generated by the credit card portfolio was not material to the Company.

Salary and employee benefit expense increased by $988 thousand, or 18.1 percent, from the first six months of 2002 to the first six months of 2003, primarily a result of the purchase of the Wewahitchka Bank and pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock market and because of the change in assumptions used by the Company for the discount rate and the expected long-term return on plan assets.

Net occupancy expense was $807 thousand in the first six months of 2003, an increase of $139 thousand, or 20.8 percent, from the same period of 2002. The purchase of the Wewahitchka Bank accounted for $85 thousand of this increase, with the remaining increase being primarily attributable to the addition of one branch at the Mobile Bank. Furniture and equipment expense increased $71 thousand, with $23 thousand being attributable to the purchase of the Wewahitchka Bank.

The category other expense increased by $399 thousand in the first six months of 2003, with $180 thousand of this increase resulting from the purchase of the Wewahitchka Bank. The largest portion of the remaining increase in other expense resulted from a loss on a fraudulent checking account. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, credit card service fees, loan collection fees and advertising.

Income tax expense was $1.5 million for the first six months of 2003, which was relatively unchanged from the same period in 2002. The effective combined tax rates for the first six months of 2003 and 2002 were 29.5 percent and 29.1 percent, respectively.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the Company's chief executive officer and chief financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC's rules and forms.

Changes in Internal Controls

There were no changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation by the chief executive officer and chief financial officer.

PART II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 15, 2003, the Election of the Directors. A total of 6,934,088 shares of Common Stock, or 79.33 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
John B. Barnett, III	6,758,062	113,917	62,109	349,088
Stephen G. Crawford	6,758,362	113,617	62,109	349,088
Haniel F. Croft	6,758,242	113,737	62,109	349,088
David C. DeLaney	6,871,979	0	62,109	349,088
Broox G. Garrett, Jr.	6,758,362	113,617	62,109	349,088
W. Dwight Harrigan	6,871,979	0	62,109	349,088
James P. Hayes, Jr.	6,871,979	0	62,109	349,088
Clifton C. Inge	6,871,979	0	62,109	349,088
W. Bibb Lamar, Jr.	6,758,062	113,917	62,109	349,088
John H. Lewis, Jr.	6,871,979	0	62,109	349,088
Stratton F. Lewis, Jr.	6,758,062	113,917	62,109	349,088
Thomas E. McMillan, Jr.	6,871,979	0	62,109	349,088
J. Richard Miller, III	6,871,979	0	62,109	349,088
Harris V. Morrissette	6,660,063	211,916	62,109	349,088
J. Stephen Nelson	6,758,062	113,917	62,109	349,088
Paul D. Owens, Jr.	6,871,979	0	62,109	349,088
Earl H. Weaver	6,871,979	0	62,109	349,088

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 30, 2003 the Company filed a Current Report on Form 8-K stating that it had issued a press release dated April 28, 2003, announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

08/14/2003	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

08/14/2003	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002