Form 10-Q
period 2003-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2003-11-14
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at November 12, 2003: 8,744,907

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The Third Quarter - Net Income	21
	Provision for Loan Losses	22
	Non-Interest Revenue and Expense	22
	The Nine Month Period - Net Income	23
	Provision for Loan Losses	23
	Non-Interest Revenue and Expense	23

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	25
	Changes in Internal Controls	25

PART II.	Other Information	26
	Item 4 - Submission of Matters to a Vote of Security Holders	26

	Item 6 - Exhibits and Reports on Form 8-K	26

	Signatures	27

	Exhibit Index	28

PART I. FINANCIAL INFORMATION

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	September 30, 2003		December 31, 2002
ASSETS
Cash and Due from Banks	$29,204		$26,401
Federal Funds Sold	18,609		13,417
Total Cash and Cash Equivalents	47,813		39,818
Interest Bearing Deposits	941		683
Securities Available for Sale	164,144		185,342

Loans, Net of Unearned Income	443,517		417,359
Allowance for Loan Losses	<5,878	>	<6,356	>
Loans, Net	437,639		411,003

Premises and Equipment, Net	16,654		15,736
Accrued Income Receivable	3,895		4,322
Goodwill and Intangible Assets	5,932		5,942
Other Assets	4,609		2,964
Total Assets	$681,627		$665,810

LIABILITIES
Non-interest Bearing Demand Deposits	$108,776		$100,046
Interest Bearing Demand Deposits	152,739		145,429
Savings Deposits	44,741		41,211
Large Denomination Time Deposits (of $100 or more)	125,473		126,129
Other Time Deposits	143,485		149,882
Total Deposits	575,214		562,697
Short-Term Borrowings	5,423		11,578
Long-Term Debt	14,000		6,000
Other Liabilities	5,570		4,631
Total Liabilities	600,207		584,906

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value
Shares Authorized - 500
Shares Outstanding - None
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2003-9,000 2002-8,985	90		90
Additional Paid in Capital	42,083		41,949
Accumulated Other Comprehensive Income, Net	1,102		2,485
Retained Earnings	40,553		38,788
Less Treasury Stock of 256 Shares in
2003 and 2002, at Cost	<2,408	>	<2,408	>
Total Shareholders' Equity	81,420		80,904
Total Liabilities and Shareholders' Equity	$681,627		$665,810

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended September 30,
		2003	2002
	Interest Revenue:
	Loans	$ 6,780	$ 6,991
Investment Securities Available for Sale:	Taxable	887	1,547
	Non-Taxable	605	624
	Other	51	83
	Total Interest Revenue	8,323	9,245

	Interest Expense:
	Deposits	1,854	2,852
	Short-Term Borrowings	13	24
	Long-Term Debt	87	84
	Total Interest Expense	1,954	2,960

	Net Interest Revenue	6,369	6,285
	Provision for Loan Losses	237	250
	Net Interest Revenue After Provision For Loan Losses	6,132	6,035

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	865	800
	Trust Income	452	469
	Securities Gains, Net	81	486
	Other Income	515	396
	Total Non-Interest Revenue	1,913	2,151

	Non-Interest Expense:
	Salaries	2,465	2,345
	Pensions and Employee Benefits	837	654
	Net Occupancy Expense	456	386
	Furniture and Equipment Expense	426	437
	Other Expense	1,624	1,478
	Total Non-Interest Expense	5,808	5,300

	Income Before Income Taxes	2,237	2,886
	Income Tax Expense	632	871
	Net Income	$ 1,605	$ 2,015

	Basic Earnings Per Common Share	$ 0.18	$ .23
	Diluted Earnings Per Common Share	$ 0.18	$ .23

	Weighted Average Shares Outstanding - Basic	8,742	8,753
	Weighted Average Shares Outstanding - Diluted	8,839	8,793

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share amounts)		Nine Months Ended September 30,
		2003	2002
	Interest Revenue:
	Loans	$20,001	$20,327
Investment Securities Available for Sale:	Taxable	3,492	4,429
	Non-Taxable	1,832	1,850
	Other	142	278
	Total Interest Revenue	25,467	26,884

	Interest Expense:
	Deposits	6,237	8,671
	Short-Term Borrowings	51	67
	Long-Term Debt	262	243
	Total Interest Expense	6,550	8,981

	Net Interest Revenue	18,917	17,903
	Provision for Loan Losses	1,144	667
	Net Interest Revenue After Provision For Loan Losses	17,773	17,236

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,509	2,254
	Trust Income	1,440	1,474
	Securities Gains, Net	610	882
	Gain on Sale of Credit Card Portfolio	462	0
	Other Income	1,669	1,225
	Total Non-Interest Revenue	6,690	5,835

	Non-Interest Expense:
	Salaries	7,282	6,720
	Pensions and Employee Benefits	2,457	1,728
	Net Occupancy Expense	1,263	1,054
	Furniture and Equipment Expense	1,295	1,235
	Other Expense	4,864	4,319
	Total Non-Interest Expense	17,161	15,056

	Income Before Income Taxes	7,302	8,015
	Income Tax Expense	2,127	2,363
	Net Income	$ 5,175	$ 5,652

	Basic Earnings Per Common Share	$ 0.59	$ .65
	Diluted Earnings Per Common Share	$ 0.58	$ .65

	Weighted Average Shares Outstanding - Basic	8,738	8,630
	Weighted Average Shares Outstanding - Diluted	8,823	8,670

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2003 and 2002

(Dollars and shares in thousands, except per share amounts)
	Common Stock
	Shares Issued	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income		Retained Earnings		Treasury Stock			Total
Balance, January 1, 2003	8,985	$90	$41,949	$2,485		$38,788		$	<2,408	>	$80,904
Comprehensive income:
Net income						5,175					5,175
Net change in unrealized gain on
securities available for sale, net of taxes				<1,383	>						<1,383	>
Total comprehensive income											3,792
Dividends declared ($.39 per share)						<3,410	>				<3,410	>
Common stock options exercised	15		134								134
Balance, September 30, 2003	9,000	$90	$42,083	$1,102		$40,553		$	<2,408	>	$81,420

Balance, January 1, 2002	8,592	$86	$37,828	$880		$35,614		$	<494	>	$73,914
Comprehensive income:
Net income						5,652					5,652
Net change in unrealized gain on
securities available for sale, net of tax				2,607							2,607
Total comprehensive income											8,259
Dividends declared ($.36 per share)						<3,101	>				<3,101	>
Common stock options exercised	8		71								71
Common stock issued in business
combination	385	4	4,050								4,054
Treasury stock purchased - 194 shares	______	____	______	_____		_______			<1,798	>	<1,798	>
Balance, September 30, 2002	8,985	$90	$41,949	$3,487		$38,165		$	<2,292	>	$81,399

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,175		$5,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,145		1,291
Provision for loan losses	1,144		667
Securities gains, net	<610	>	<882	>
Gain on sale of other real estate owned	<95	>	<51	>
Gain on sale of credit card portfolio	<462	>	0
Changes in operating assets and liabilities, net of effect of business combination:
Decrease in accrued income receivable	427		734
Increase in other assets	<67	>	<707	>
Increase (decrease) in other liabilities	<198	>	396
Net cash provided by operating activities	7,459		7,100

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest bearing deposits	<258	>	921
Net increase in loans	<28,260	>	<701	>
Proceeds from the sale of other real estate owned	280		472
Purchases of premises and equipment, net	<2,082	>	<1,869	>
Proceeds from sale of investment securities available for sale	34,069		37,419
Proceeds from maturities of investment securities available for sale	65,773		54,724
Purchases of investment securities available for sale	<81,209	>	<109,464	>
Net cash acquired in business combination	0		3,512
Net cash used in investing activities	<11,687	>	<14,986	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,517		21,183
Net increase (decrease) in short-term borrowings	<6,155	>	1,885
Proceeds from long-term debt	10,000		0
Repayments of long-term debt	<2,000	>	0
Purchase of treasury stock	0		<1,798	>
Proceeds from exercise of common stock options	134		71
Dividends paid	<2,273	>	<3,101	>
Net cash provided by financing activities	12,223		18,240

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	7,995		10,354
Cash and cash equivalents at beginning of period	39,818		41,869
Cash and cash equivalents at end of period	$47,813		$52,223
Supplemental disclosures of cash flow information:
Interest paid	$ 6,893		$ 9,430
Income taxes paid	1,951		2,415
Loans transferred to other real estate owned	1,187		340
Fair value of assets acquired	0		39,967
Capital stock issued to acquire assets	0		4,054
Liabilities assumed	0		35,913

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

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

Note B: Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Bulletin Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002.

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

The MNS Plan was terminated in 1993 upon the adoption of the 1993 Plan. The remaining granted and outstanding options under the MNS Plan are convertible into common shares of the Company. At September 30, 2003, options for 11 thousand shares were granted and outstanding under the MNS Plan. The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At September 30, 2003, options for 326 thousand shares were outstanding under the 1993 Plan.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options for 14 thousand shares under the 2001 Plan through September 30, 2003. Options to purchase 13 thousand shares are currently outstanding under the 2001 plan. Options issued under these plans are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the nine months periods ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	September 30, 2003	September 30, 2002
Net income as reported	$ 5,175	$ 5,652
Compensation expense, net of tax	0	(14)
Pro forma net income	$ 5,175	$ 5,638
Earnings per share:
As reported
Basic	$ .59	$ .65
Diluted	.58	.65
Pro forma
Basic	$ .59	$ .65
Diluted	.58	.65

Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the three month periods ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	September 30, 2003	September 30, 2002
Net income as reported	$ 1,605	$ 2,015
Compensation expense, net of tax	0	(4)
Pro forma net income	$ 1,605	$ 2,011
Earnings per share:
As reported
Basic	$ .18	$ .23
Diluted	.18	.23
Pro forma
Basic	$ .18	$ .23
Diluted	.18	.23

This pro forma information includes expenses related to all stock options granted but unvested. No stock options have been issued in 2003 and no stock options were issued in the third quarter of 2002.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. On November 7, 2003, the FASB deferred indefinitely the classification and measurement provisions related to mandatorily redeemable non controlling interests. Management does not anticipate that the adoption of SFAS No. 150 will have a material impact on the Company's consolidated financial statements.

Note C: Allowance for Losses on Loans

The allowance for losses on loans for the nine month periods ended September 30, 2003 and 2002 are summarized as follows (in thousands):

	2003		2002
Balance at beginning of period	$ 6,356		$ 5,328
Balance acquired	0		1,470
Provision charged to operating expense	1,144		667
Losses charged off	<1,905	>	<1,236	>
Recoveries	283		246
Balance at end of period	$ 5,878		$ 6,475

Note D: Earnings Per Share

Basic earnings per share for the nine and three month periods ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the nine and three month periods ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

Nine Months Ended September 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$5,175	8,738	$0.59
Dilutive securities:
Stock option plan shares		85
Diluted earnings per share (1):	$5,175	8,823	$0.58

Nine Months Ended September 30, 2002	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$5,652	8,630	$0.65
Dilutive securities:
Stock option plan shares		40
Diluted earnings per share (1):	$5,652	8,670	$0.65

(1) The Company excluded from the calculation of diluted earnings per share 49 thousand shares for the nine months ended September 30, 2003 and 165 thousand shares for the nine months ended September 30, 2002, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the three month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

Three Months Ended September 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$1,605	8,742	$0.18
Dilutive securities:
Stock option plan shares		97
Diluted earnings per share (2):	$1,605	8,839	$0.18

Three Months Ended September 30, 2002	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income available to common shareholders	$2,015	8,753	$0.23
Dilutive securities:
Stock option plan shares		40
Diluted earnings per share (2):	$2,015	8,793	$0.23

(2) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the three months ended September 30, 2003 and 165 thousand shares for the three months ended September 30, 2002, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note E: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the nine month period ended September 30, 2003, the net unrealized gain on these securities decreased by $2.2 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the nine month periods ended September 30, 2003 and 2002, the Company recognized, net of related income taxes, a decrease of $1.4 million and an increase of $2.6 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the nine month periods ended September 30, 2003 and 2002 (in thousands):

	2003		2002
Net Income	$5,175		$5,652
Unrealized gains (losses) arising during the period, net of tax of $601 and $1,895, respectively	<1,002	>	3,158
Less reclassification adjustments for gains included in net income,
net of tax of $229 and $331, respectively	<381	>	<551	>
Comprehensive income	$3,792		$8,259

The following table shows comprehensive income for the three month periods ended September 30, 2003 and 2002 (in thousands):

	2003		2002
Net Income	$1,605		$2,015
Unrealized gains (losses) arising during the period, net of tax of $1,182 and $1,075, respectively	<1,969	>	1,796
Less reclassification adjustments for gains included in net income,
net of tax of $30 and $182, respectively	<51	>	<304	>
Comprehensive income (loss)	$<415	>	$3,507

Note F: Stock Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of September 30, 2003, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private sales and were accounted for under the cost method. The Company has not repurchased any of its shares since November 14, 2002.

Note G: Market Risk

There have been no material changes in reported market risk since December 31, 2002.

Note H: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the six reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The column "other" includes BancTrust and South Alabama Trust Company.

The results for the six reportable segments of the Company are included in the following tables (in thousands):

Nine Months Ended September 30, 2003
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 8,974	$ 4,835	$ 4,025	$ 3,682	$ 2,198	$ 1,731	$ 30		$ <8	>	$ 25,467
Total interest expense	1,993	1,053	1,170	1,279	528	535	0		<8	>	6,550
Net interest income	6,981	3,782	2,855	2,403	1,670	1,196	30		0		18,917
Provision for loan losses	701	183	0	180	80	0	0		0		1,144
Net interest income after provision	6,280	3,599	2,855	2,223	1,590	1,196	30		0		17,773
Total noninterest income	2,163	899	785	411	442	550	1,447		<7	>	6,690
Total noninterest expense	5,550	2,833	1,801	1,613	1,677	1,319	2,375		<7	>	17,161
Income before taxes	2,893	1,665	1,839	1,021	355	427	<898	>	0		7,302
Provision for income taxes	1,104	384	447	271	94	158	<331	>	0		2,127
Net income	$ 1,789	$ 1,281	$ 1,392	$ 750	$ 261	$ 269	$ <567	>	$ 0		$ 5,175
Other significant items:
Total assets	$248,737	$116,847	$ 126,686	$ 86,622	$ 54,880	$ 46,340	$ 84,142		$<82,627	>	$681,627
Total investment securities	25,525	31,522	71,231	20,432	8,334	7,100	0		0		164,144
Total loans, net of unearned income	186,058	78,288	46,634	62,407	40,707	29,423	0		0		443,517
Investment in subsidiaries	174	0	0	0	0	0	80,275		<80,449	>	0
Total interest income from external customers	8,973	4,829	4,024	3,682	2,198	1,731	30		0		25,467
Total interest income from affiliates	1	6	1	0	0	0	0		<8	>	0

Nine Months Ended September 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 9,643	$ 5,142	$ 4,544	$ 3,915	$ 2,502	$ 1,127	$ 29		$ <18	>	$ 26,884
Total interest expense	2,997	1,457	1,503	1,783	815	439	5		<18	>	8,981
Net interest income	6,646	3,685	3,041	2,132	1,687	688	24		0		17,903
Provision for loan losses	360	6	0	145	105	51	0		0		667
Net interest income after provision	6,286	3,679	3,041	1,987	1,582	637	24		0		17,236
Total noninterest income	1,752	619	840	479	468	203	1,479		<5	>	5,835
Total noninterest expense	5,124	2,561	1,784	1,576	1,380	681	1,955		<5	>	15,056
Income before taxes	2,914	1,737	2,097	890	670	159	<452	>	0		8,015
Provision for income taxes	1,060	413	571	233	193	60	<167	>	0		2,363
Net income	$ 1,854	$ 1,324	$ 1,526	$ 657	$ 477	$ 99	$ <285	>	$ 0		$ 5,652
Other significant items:
Total assets	$240,630	$113,657	$ 121,118	$ 85,941	$ 53,555	$ 41,932	$ 79,855		$<77,550	>	$659,138
Total investment securities	31,722	32,108	68,097	24,704	11,913	8,616	0		0		177,160
Total loans, net of unearned income	170,627	73,218	45,883	54,807	37,542	24,995	0		0		407,072
Investment in subsidiaries	94	0	0	0	0	0	77,745		<77,839	>	0
Total interest income from external customers	9,643	5,125	4,543	3,915	2,502	1,127	29		0		26,884
Total interest income from affiliates	0	17	1	0	0	0	0		<18	>	0
Three Months Ended September 30, 2003
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 2,967	$ 1,601	$ 1,243	$ 1,199	$ 744	$ 556	$ 14		$ <1	>	$ 8,323
Total interest expense	590	310	334	387	166	168	0		<1	>	1,954
Net interest income	2,377	1,291	909	812	578	388	14		0		6,369
Provision for loan losses	150	7	0	50	30	0	0		0		237
Net interest income after provision	2,227	1,284	909	762	548	388	14		0		6,132
Total noninterest income	631	247	158	104	137	185	452		<1	>	1,913
Total noninterest expense	1,957	944	580	527	508	452	841		<1	>	5,808
Income before taxes	901	587	487	339	177	121	<375	>	0		2,237
Provision for income taxes	343	139	100	92	53	45	<140	>	0		632
Net income	$ 558	$ 448	$ 387	$ 247	$ 124	$ 76	$ <235	>	$ 0		$ 1,605
Other significant items:
Total assets	$248,737	$116,847	$ 126,686	$ 86,622	$ 54,880	$ 46,340	$ 84,142		$<82,627	>	$681,627
Total investment securities	25,525	31,522	71,231	20,432	8,334	7,100	0		0		164,144
Total loans, net of unearned income	186,058	78,288	46,634	62,407	40,707	29,423	0		0		443,517
Investment in subsidiaries	174	0	0	0	0	0	80.275		<80,449	>	0
Total interest income from external customers	2,966	1,601	1,243	1,199	744	556	14		0		8,323
Total interest income from affiliates	1	0	0	0	0	0	0		<1	>	0

Three Months Ended September 30, 2002
	Mobile Bank	Brewton Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewa- hitchka Bank	Other		Elimina-tions		Consoli-dated
Total interest income	$ 3,237	$ 1,706	$ 1,487	$ 1,311	$ 865	$ 630	$ 12		$ <3	>	$ 9,245
Total interest expense	961	463	488	579	235	237	0		<3	>	2,960
Net interest income	2,276	1,243	999	732	630	393	12		0		6,285
Provision for loan losses	120	0	0	85	45	0	0		0		250
Net interest income after provision	2,156	1,243	999	647	585	393	12		0		6,035
Total noninterest income	530	236	405	188	230	93	469		<0	>	2,151
Total noninterest expense	1,725	889	610	536	451	414	675		<0	>	5,300
Income before taxes	961	590	794	299	364	72	<194	>	0		2,886
Provision for income taxes	351	134	224	87	118	28	<71	>	0		871
Net income	$ 610	$ 456	$ 570	$ 212	$ 246	$ 44	$ <123	>	$ 0		$ 2,015
Other significant items:
Total assets	$240,630	$113,657	$ 121,118	$ 85,941	$ 53,555	$ 41,932	$ 79,855		$<77,550	>	$659,138
Total investment securities	31,722	32,108	68,097	24,704	11,913	8,616	0		0		177,160
Total loans, net of unearned income	170,627	73,218	45,883	54,807	37,542	24,995	0		0		407,072
Investment in subsidiaries	94	0	0	0	0	0	77,745		<77,839	>	0
Total interest income from external customers	3,237	1,703	1,487	1,311	865	630	12		0		9,245
Total interest income from affiliates	0	3	0	0	0	0	0		<3	>	0

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2003, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2003 was $14.7 million, and that sum represents the Company's maximum credit risk. At September 30, 2003, the Company had $105 thousand of liabilities and $105 thousand of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002. These liabilities and receivables are now being recorded as a result of the Company's adoption of FASB Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003 have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Brewton, The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, BankTrust of Florida, formerly Wewahitchka State Bank, and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2002 and September 30, 2003, and significant changes for the three and nine month periods ended September 30, 2003 and 2002.

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

Recent Developments

On July 24, 2003, BancTrust announced the signing of an Agreement and Plan of Merger providing for the merger of CommerceSouth, Inc. into BancTrust, with BancTrust as the surviving corporation. CommerceSouth, which has assets of approximately $321 million and is headquartered in Eufaula, Alabama, is the parent company of CommerceSouth Bank of Alabama and CommerceSouth Bank of Florida. At the conclusion of this transaction, BancTrust is expected to have over $1 billion in assets and 36 locations in Alabama and Florida. The merger, expected to be completed late in the fourth quarter of 2003, is subject to approval by the shareholders of CommerceSouth and BancTrust, approval by certain regulatory agencies and various other contingencies. For additional information on the merger with CommerceSouth, refer to the Reports on Form 8-K filed by BancTrust with the Securities and Exchange Commission on July 25, 2003 and July 29, 2003, BancTrust's Registration Statement on Form S-4 filed on August 28, 2003 (Reg. No. 333-108295), Amendments No. 1 and 2 thereto filed on October 10, 2003 and November 3, 2003 and BancTrust's final joint proxy statement and prospectus filed pursuant to Rule 424(b)(3) on November 13, 2003.

BancTrust merged its Mobile and Brewton Banks effective November 1, 2003. The resulting bank is headquartered in Mobile and operates under the name BankTrust. BancTrust in still evaluating the savings from this combination. BancTrust anticipates that no savings will be realized in the current year.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust's determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or possible loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, management's judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

In addition to evaluating probable losses on individual loans, management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios, and such other factors which, in Management's judgement, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose. Any excess of the recorded investment over estimated fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, all of which are beyond the Company's control. The recognition of sales and related gains and losses are dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If these requirements are not met, sale and gain recognition would be deferred.

Financial Condition

Assets

Total assets at September 30, 2003 were $681.6 million, an increase of $15.8 million, or 2.4 percent, from $665.8 million at December 31, 2002. This increase of $15.8 million resulted primarily from the increase in loans of $26.6 million, or 6.5 percent, and from the increase in cash and cash equivalents of $8.0 million, or 20.1 percent from December 31, 2002, which was funded by the increase in deposits of $12.5 million, or 2.2 percent, the decrease in securities available for sale of $21.2 million, or 11.4 percent and by the increase in long term debt of $8.0 million, or 133.3 percent.

Loans

Total loans, net of unearned income, increased from $417.4 million at December 31, 2002 to $443.5 million at September 30, 2003, an increase of $26.2 million, or 6.3 percent. Approximately 27 percent of this increase is at the Mobile Bank and approximately 29 percent of this increase is at the Demopolis Bank. The majority of this increase was in commercial loans.

Deposits

Total deposits increased from $562.7 million at December 31, 2002 to $575.2 million at September 30, 2003, an increase of $12.5 million, or 2.2 percent. Other time deposits, consisting of certificates of deposit, decreased $6.4 million, or 4.3 percent while large denomination time deposits increased $656 thousand, or 0.5 percent. The Company does not utilize brokered deposits and generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Non-interest bearing demand deposits increased $8.7 million, or 8.7 percent, while interest bearing demand deposits increased $7.3 million, or 5.0 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $13.1 million, or 3.0 percent.

Long-term Debt

Long-term debt consists of advances from the Federal Home Loan Bank. During the first quarter of 2003, the Mobile Bank borrowed $10 million from the Federal Home Loan Bank of Atlanta at a rate of 1.18 percent, with a three year maturity. After one year the interest rate on this advance may be converted by the FHLB to 3 month LIBOR, which was 1.21 percent at September 30, 2003. The Mobile Bank borrowed this money because of increased loan demand and to reduce its reliance on overnight Federal Funds purchased. This advance is secured by the Mobile Bank's investment in Federal Home Loan Bank Stock and by a blanket floating lien on portions of the Mobile Bank's one to four family residential mortgage loan portfolio.

Capital Resources

The Company's equity as a percentage of total assets at September 30, 2003 was 11.9 percent, compared to 12.2 percent at December 31, 2002. The decrease in this ratio resulted primarily from the increase in total assets. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.7 percent at September 30, 2003 compared to 12.7 percent at year-end 2002.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income, was $72.0 million at December 31, 2002 and $73.9 million at September 30, 2003. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $77.4 million at December 31, 2002 and $79.3 million at September 30, 2003. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 14.87 percent and 16.00 percent, respectively, at December 31, 2002, and 14.34 percent and 15.38 percent, respectively, at September 30, 2003. Both the December 2002 and the September 2003 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for September 30, 2003 are shown below (dollars in thousands):

September 30, 2003
Tier I capital-Tangible common shareholders' equity	$73,887
Tier II capital-Allowable portion of the allowance for loan losses	5,368
Total capital (Tiers I and II)	$79,255

Risk-weighted assets	$515,171
Quarterly average assets	677,911
Risk-based capital ratios:
Tier I capital	14.34%
Total capital (Tiers I and II)	15.38%

During the third quarter of 2003 the Company declared a regular quarterly dividend of $0.13 per share, payable January 2, 2004, to shareholders of record December 12, 2003.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $128.3 million at September 30, 2003. These assets represented 18.8 percent of total assets at quarter end as compared to 19.4 percent at December 31, 2002. The net change in cash and cash equivalents for the nine month period ended September 30, 2003 was an increase of $8.0 million, or 20.1 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through September 30, 2003, Management has not utilized derivatives as a part of this process.

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

(Dollars in Thousands)
September 30, 2003		December 31, 2002
Accruing loans 90 days or more past due	$ 195	$ 21
Loans on non-accrual	2,467	3,726
Renegotiated loans	1,030	1,026
Total non-performing loans	3,692	4,773
Other real estate owned	1,609	667
Total non-performing assets	$5,301	$5,440

Accruing loans 90 days or more past due as a percent of loans	0.04%	0.01%
Total non-performing loans as a percent of loans	0.83%	1.14%
Total non-performing assets as a percent of loans and other real estate owned	1.19%	1.30%

Accruing loans 90 days or more past due increased from year-end 2002 to September 30, 2003 by $174 thousand. Loans on non-accrual for the same period decreased by $1.3 million.

The reduction in loans on non-accrual of $1.3 million is primarily a result of several loans that were classified as non-accrual at December 31, 2002 being transferred to other real estate owned at the Mobile Bank. The Mobile Bank is currently considering using a parcel of land and building transferred to other real estate owned in the second quarter of 2003 as a location for a bank branch. The carrying value of this property is approximately $1.0 million. If the decision is made to utilize this property as a branch, it will be reclassified from other real estate owned to bank premises and thereby reduce total non-performing assets by approximately $1.0 million.

Not included in the non-performing assets table are loans totaling $4.9 million at September 30, 2003, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

Results of Operations

The Third Quarter

Net Income

The Company recorded net income of $1.61 million, or $0.18 per share, during the third quarter of 2003, compared to net income in the second quarter of 2002 of $2.02 million, or $0.23 per share. The rapid decline in interest rates over the last few years has caused the net interest margin at BancTrust to decrease to 4.21 percent for the first nine months of 2003 compared to 4.32 percent for the first nine months of 2002. Because of this decrease in the net interest margin, net interest revenue increased by only $84 thousand, or 1.3 percent, despite the increase in average interest earning assets from $580.0 million for the first nine months of 2002 to $626.5 million, an increase of 8.1 percent, in the first nine months of 2003. Because current interest rates are historically low, Management believes that additional decreases in the prime lending rate might result in a further decline in the net interest margin.

Provision for Loan Losses

BancTrust's provision for loan losses is a reflection of actual losses experienced during the period and management's judgement as to the adequacy of the allowance for loan losses (See Allowance for Loan Losses). Net charge-offs in the first nine months of 2003 were $1.6 million compared to $990 thousand in the same period of 2002. The majority of this increase was attributable to one loan. The provision for loan losses was decreased to $237 thousand in third quarter of 2003 compared to $250 thousand for the comparable period in 2002. The allowance for loan losses as a percentage of loans net of unearned income was 1.33 percent at September 30, 2003 and 1.52 percent at December 31, 2002. The decrease in this percentage is primarily attributable to the increase in loans and to the charge-offs of previously classified loans. Classified loans have decreased, primarily through charge-offs and transfers to other real estate owned. Management believes that at September 30, 2003 the allowance for loan losses was adequate to absorb losses inherent in the loan portfolio.

The allowance for loan losses represented 1.59 times non-performing loans at September 30, 2003 and 1.33 times non-performing loans at December 31, 2002. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2003.

Non-Interest Revenue and Expense

Non-interest revenue was $1.9 million for the third quarter of 2003, compared to $2.2 million for the same period in 2002, a decrease of 11.1 percent. This decrease was due primarily to the decrease of $405 thousand, or 83.3 percent in securities gains, net.

Salary and employee benefit expense increased by $303 thousand, or 10.1 percent, from the third quarter of 2002 to the third quarter of 2003, primarily as a result of pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock market and because of the change in assumptions used by the Company for the discount rate and the expected long-term return on plan assets.

Net occupancy expense was $456 thousand in the third quarter of 2003, an increase of $70 thousand, or 18.1 percent, from the same period of 2002 primarily attributable to the addition of one branch at the Mobile Bank. Furniture and equipment expense decreased $11 thousand.

The category other expense was $1.6 million for the quarter ended September 30, 2003 compared to $1.5 million for the quarter ended September 30, 2002, an increase of $146 thousand, or 9.9 percent. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) relocation of a branch of the Mobile Bank and (2) costs relating to the merger with CommerceSouth.

Income tax expense was $632 thousand for the third quarter of 2003, compared to $871 thousand for the same period in 2002. The effective combined federal and state tax rates for the third quarter of 2003 and 2002 were 28.3 percent and 30.2 percent, respectively.

The Nine Month Period

Net Income

The Company recorded net income of $5.2 million, or $0.59 per share, during the first nine months of 2003, compared to net income in the first nine months of 2002 of $5.7 million, or $0.65 per share. Net interest revenue increased by $1.0 million, or 5.7 percent, primarily a result of the increase in average interest earning assets of $47.0 million, or 8.1 percent.

Provision for Loan Losses

Management provided $1.1 million for loan losses during the first nine months of 2003, compared to a $667 thousand provision for the first nine months of 2002. Management increased the provision for loan losses to offset the increase in net loan charge-offs and to provide additional reserves for two other loans.

Non-Interest Revenue and Expense

Non-interest revenue was $6.7 million for the first nine months of 2003, compared to $5.8 million for the same period in 2002, an increase of 14.7 percent, due primarily to the purchase of the Wewahitchka Bank, which contributed $347 thousand, and to the gain on sale of the credit card portfolio. On June 30, 2003, BancTrust sold its credit card portfolio, which had a carrying value of $2.2 million, to an unrelated third party for $2.7 million. The proceeds were received in cash and BancTrust retains no interest or control of the credit card portfolio. BancTrust has no right to revoke or otherwise cancel this sale. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets, the Company recorded the transfer of these assets as a sale. BancTrust also established a recourse obligation for liabilities related to certain accounts in the amount of $30 thousand. The net gain resulting from this transaction amounted to approximately $462 thousand. Income generated by the credit card portfolio was not material to the Company.

BancTrust believes the sale of the credit card portfolio is subject to the guidance of SFAS 140. Paragraph 9 of SFAS 140 requires that in order for a transfer of financial assets to be accounted for as a sale the seller surrender control and the seller receive consideration other than beneficial interest in the transferred assets. BancTrust has surrendered control of its credit card portfolio and received cash as consideration. The credit card portfolio has been isolated from BancTrust; the purchaser of BancTrust's credit card portfolio has the right to pledge or exchange the assets it received; and no condition constrains the purchaser from taking advantage of its right to pledge or exchange or provides more than a trivial benefit to BancTrust. Also, BancTrust does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Salary and employee benefit expense increased by $1.3 million, or 15.3 percent, from the first nine months of 2002 to the first nine months of 2003, primarily a result of the purchase of the Wewahitchka Bank and pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock market and because of the change in assumptions used by the Company for the discount rate and the expected long-term return on plan assets.

Net occupancy expense was $1.3 million in the first nine months of 2003, an increase of $209 thousand, or 19.8 percent, from the same period of 2002. The purchase of the Wewahitchka Bank accounted for $110 thousand of this increase, with the remaining increase being primarily attributable to the addition of one branch at the Mobile Bank. Furniture and equipment expense increased $60 thousand, with $57 thousand being attributable to the purchase of the Wewahitchka Bank.

The category other expense increased by $545 thousand in the first nine months of 2003, with $202 thousand of this increase resulting from the purchase of the Wewahitchka Bank. The largest portion of the remaining increase in other expense resulted from a loss on a fraudulent checking account. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Income tax expense was $2.2 million for the first nine months of 2003, compared to $2.4 million for the same period in 2002. The effective combined federal and state tax rates for the first nine months of 2003 and 2002 were 29.1 percent and 29.5 percent, respectively.

`

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

(b) Reports on Form 8-K

On August 4, 2003 the Company filed a Current Report on Form 8-K stating that it had issued a press release dated July 30, 2003 announcing its financial results for the quarter and six months ended June 30, 2003.

On July 25, 2003 the Company filed a Current Report on Form 8-K stating that it had issued a press release dated July 24, 2003 announcing a definitive agreement and plan of merger with CommerceSouth, Inc.

On July 29, 2003 the Company filed a Current Report on Form 8-K to correct a typographical error in the agreement and plan of merger filed as an exhibit to its July 25, 2003 Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

11/14/2003	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

11/14/2003	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002