Form 10-K
period 2003-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2004-03-15
CIK 783739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State of Incorporation)	(IRS Employer Identification No.)

100 Saint Joseph Street
Mobile, Alabama	36602
(Address of principal executive office)	(Zip Code)

251-431-7800

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $.01 PAR

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of March 8, 2004 (assuming that all officers, directors and 5% shareholders are affiliates):  $152,454,144

Shares of Common Stock ($.01 Par) outstanding at March 8, 2004: 10, 967,958

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 annual meeting are incorporated by reference into Part III.

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking information with respect to the financial condition, results of operations and business of the Company, included in the Notes to Consolidated Financial Statements in Item 8, statements contained in Item 1 below with respect to the Company’s plans for the future, and in Item 7 below with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the loan loss reserve, expected loan losses, the ability to improve the efficiency ratio and the impact of inflation, unknown trends or regulatory action and other matters. These “forward-looking statements” (as defined in Section 21E of the Securities and Exchange Act of 1934) can generally be identified by words such as “should,” “could,” “may,” “expects,” “anticipates,” “plans,” “intends,” or words of similar meaning. The Company cautions readers that forward-looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others: (1) interest rate fluctuations; (2) changes in economic conditions; (3) effectiveness of the Company’s marketing efforts; (4) acquisitions and the integration of acquired businesses; (5) competition; (6) changes in technology; (7) changes in law; (8) changes in fiscal, monetary, regulatory and tax policy; (9) customers’ financial failures; (10) fluctuations in stock and bond markets; (11) the discretion of applicable regulatory authorities; (12) changes in political conditions; (13) war; (14) inflation; and (15) other risks and uncertainties listed from time to time in the Company’s public announcements and in its filings with the SEC.

Item 1. Business

General

BancTrust Financial Group, Inc. (“BancTrust” or the “Company”) is a registered bank holding company incorporated under Alabama law. BancTrust was originally incorporated as a Delaware corporation under the name Mobile National Corporation. In 1993, the Company changed its name to South Alabama Bancorporation, Inc. It operated under that name until May of 2002, when it changed its name to BancTrust Financial Group, Inc. In 1996, BancTrust changed its state of domicile from Delaware to Alabama. BancTrust’s corporate headquarters are located at 100 St. Joseph Street, Mobile, Alabama 36602. BancTrust’s subsidiaries have offices in Mobile (7), Baldwin (3), Clarke (1), Monroe (2), Marengo (4), Montgomery (2), Barbour (2), Escambia (3) and Autauga (1) Counties in Alabama and in Bay (2), Gulf (3), Okaloosa (3), and Walton (3) Counties in Florida.

As of December 31, 2003, BancTrust and its subsidiaries had approximately 433 full-time equivalent employees. BancTrust had total consolidated assets at December 31, 2003 of approximately $1.1 billion and total consolidated deposits of approximately $848.6 million.

BancTrust offers a broad range of banking and trust services through the following subsidiaries:

•	BankTrust, formerly South Alabama Bank, headquartered in Mobile, Alabama (the “Mobile Bank”);

•	The Monroe County Bank, headquartered in Monroeville, Alabama (the “Monroeville Bank”);

•	The Commercial Bank of Demopolis, headquartered in Demopolis, Alabama (the “Demopolis Bank”);

•	Sweet Water State Bank, headquartered in Sweet Water, Alabama (the “Sweet Water Bank”);

•	BankTrust of Florida, formerly Wewahitchka State Bank, headquartered in Wewahitchka, Florida (the “Wewahitchka Bank”);

•	BankTrust of Alabama, formerly CommerceSouth Bank Alabama, headquartered in Eufaula, Alabama (the “Eufaula Bank”);

•	BankTrust (Florida), formerly CommerceSouth Bank Florida, headquartered in Santa Rosa Beach, Florida (the “Santa Rosa Beach Bank”);

•	South Alabama Trust Company, Inc., headquartered in Mobile, Alabama (the “Trust Company”); and

•	BT Financial Services, Inc., headquartered in Mobile, Alabama (a subsidiary of the Mobile Bank).

BancTrust reviews policies for its subsidiaries and coordinates certain elements of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. BancTrust utilizes the services and capabilities of the staffs of its subsidiaries in conducting its business.

The Company’s banking subsidiaries all offer similar banking services, including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc., Pulse EFT Association and Star Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, traveler’s checks, letters of credit, foreign transfers and remittances and wire transfers. The Company’s banking subsidiaries also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, these banks offer additional services through relationships with correspondent banks which may be requested by their customers. BancTrust does not currently offer international banking services. BancTrust offers the foregoing services to business and individuals through its 36 offices located in the southern half of Alabama and the Florida panhandle. In addition to its offices, BancTrust operates a network of automated teller machines that are linked with shared automated tellers in all 50 states. The Trust Company offers general, corporate and personal trust services. Its primary market area consists of BancTrust’s Alabama market area. In 2003, the Wewahitchka Bank obtained authority to offer trust services, and the Santa Rosa Beach Bank is in the process of applying for that authority. BancTrust expects to begin offering trust services in Florida in the second half of 2004. Mutual funds, annuities and certain insurance products and securities are offered to customers through BT Financial Services, Inc., a subsidiary of the Mobile Bank.

The following table reflects certain basic information concerning BancTrust and its subsidiaries as of December 31, 2003:

(Dollars in Thousands)
	Demopolis Bank	Eufaula Bank	Mobile Bank	Monroeville Bank	Santa Rosa Beach Bank	Sweet Water Bank	Wewahitchka Bank	Trust Company	Consolidated[1]
Banking Offices	2	5	13	2	8	3	3	2	36
Employees	33	65	158	31	73	28	20	19	433
Percent of Ownership	100%	100%	100%	100%	100%	100%	100%	100%	100%
Loans (Net)	$60,143	$127,582	$271,919	$45,192	$142,544	$41,422	$31,028	n/a	$719,830
Investments	19,586	21,860	53,787	70,179	12,639	7,821	6,806	$719	193,397
Total Assets	83,823	184,227	388,906	125,975	190,494	52,604	43,683	2,029	1,076,900
Deposits	71,419	128,111	336,768	109,223	149,849	46,972	37,453	n/a	848,598
Equity Capital	$7,424	$37,586	$33,965	$15,471	$34,798	$4,533	$5,961	$1,859	$116,666

[1]	Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

Further segment information is included in Note 20 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference pursuant to Item 8 of this Form 10-K.

Business Combinations

BancTrust continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations take place. Since 1993, BancTrust has grown significantly through acquisitions of seven financial institutions representing in the aggregate (at the time the acquisitions were completed) approximately $770 million in assets.

At the end of 2003, BancTrust completed its acquisition of the Eufaula Bank and the Santa Rosa Beach Bank, which represented total assets at December 31, 2003 of approximately $375 million.

Future business combinations involving cash, debt or equity securities can be expected. Any future business combination or series of business combinations that BancTrust undertakes may be material in terms of assets acquired or liabilities assumed to BancTrust’s financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and market values. This practice may result in dilution of book value and net income per share for the acquirer.

Consolidation of Subsidiaries

In 2003 BancTrust began the process of consolidating its subsidiary banks with the merger of BankTrust of Brewton (formerly the First National Bank, Brewton) into the Mobile Bank. BancTrust is currently in the process of merging the Monroeville Bank into the Mobile Bank and expects over the next 12 months to merge the Demopolis Bank and the Sweet Water Bank into the Mobile Bank. For operational reasons, BancTrust expects to maintain the Eufaula Bank as a separate subsidiary for 2 to 3 years before merging it into the Mobile Bank. BancTrust also expects to maintain the Santa Rosa Beach Bank as a separate subsidiary for the foreseeable future. BancTrust expects this consolidation of its subsidiaries to have a beneficial effect on its efficiency and net income.

Pending Sale of Wewahitchka Bank

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $43.7 million and total deposits of approximately $37.5 million at December 31, 2003.

Competition

BancTrust’s subsidiaries compete aggressively in the markets they serve with statewide and regional bank holding companies, most of which have substantially greater total resources than BancTrust and numerous branch offices located throughout BancTrust’s market area. BancTrust’s subsidiaries also compete with local banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms, money market mutual funds, and loan production offices operated by out of state banks and other providers of financial services in the areas they serve.

BancTrust’s subsidiaries’ compete with these institutions based on factors such as products and services offered, delivery of services, product pricing, convenience and personal contacts.

Supervision and Regulation

General

BancTrust is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. As such, BancTrust and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

The Bank Holding Company Act generally prohibits BancTrust from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Board must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Gramm-Leach-Bliley Act, which became effective in March 2000, significantly relaxes previously existing restrictions on the activities of banks and bank holding companies. Under the Gramm-Leach-Bliley Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. For a bank holding company to be eligible for financial holding company status, all of its subsidiary financial institutions must be well-capitalized and well managed. Financial holding company status is achieved by a declaration to the Federal Reserve Board that a bank holding company elects to be a financial holding company. A financial holding company may engage directly or through a subsidiary in the statutorily authorized activities of (i) securities dealing, underwriting, and market making; (ii) insurance underwriting and agency activities; (iii) merchant banking; (iv) insurance company portfolio investments; and (v) in any activity that the Federal Reserve Board determines by rule or order to be financial in nature or incidental to such financial activity. The Federal Reserve Board must deny expanded authority to any bank holding company that received less than a satisfactory rating on its most recent Community Reinvestment Act review as of the time it submits its declaration. BancTrust is not a financial holding company.

The Gramm-Leach-Bliley Act also permits securities brokerage firms and insurance companies to own banks and bank holding companies. The Act is also designed to streamline and coordinate regulation of integrated financial holding companies, to provide generally for “umbrella” regulation of financial holding companies by the Federal Reserve Board, and to promote regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

Each of the subsidiary banks of BancTrust is a member of the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, their respective deposits are insured by the FDIC to the extent provided by law. Each such subsidiary bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. BancTrust’s subsidiary banks are state-chartered banks subject to supervision and examination by the state banking authorities of the states in which they are located. The federal banking regulator for each of the subsidiary banks, as well as the appropriate state banking authority for each of the subsidiary banks, regularly examines the operations of the subsidiary banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment Of Dividends

BancTrust is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow for BancTrust, including cash flow to pay dividends to its shareholders, is dividends from its subsidiary banks and trust company. There are statutory and regulatory limitations on the payment of dividends by these subsidiaries to BancTrust, as well as on the payment of dividends by BancTrust to its shareholders.

As to the payment of dividends, BancTrust’s state-chartered banking subsidiaries and trust company subsidiary are subject to the respective laws and regulations of the state in which the subsidiary is located and to the regulations of the FDIC. Various federal and state statutory provisions limit the amount of dividends BancTrust’s subsidiary banks can pay to BancTrust without regulatory approval. The approval of the Federal Reserve Board is required for any dividend by a state chartered bank that is a member of the Federal Reserve System (a “state member bank”) if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

If, in the opinion of a federal bank regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such agency may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under current federal law, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Supervision and Regulation—Prompt Corrective Action” on page 7. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. An Alabama state bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for the payment of dividends if the total of all dividends declared by it in any calendar year will exceed the total of (a) its net earnings (as defined by statute) for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from an Alabama state bank’s surplus without the prior written approval of the Superintendent.

Under Florida law, the directors of a bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provision for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually, or annually declare a dividend of so much of the aggregate of the net profits of that period combined with its retained net profits of the preceding 2 years as the directors shall judge expedient, and, with the approval of the Florida Office of Financial Regulation, a bank may declare a dividend from retained net profits which accrued prior to the preceding 2 years, but each bank shall, before the declaration of a dividend on its common stock, carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. No bank shall declare any dividend at any time that its net income from the current year combined with the retained net income from the preceding 2 years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office of Financial Regulation or a state or federal regulatory agency.

At December 31, 2003 BancTrust’s subsidiaries were able to pay dividends totaling approximately $7.4 million without the need for regulatory approval.

Capital Adequacy

BancTrust is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Federal Reserve Board and the Federal Deposit Insurance Corporation on the depository institutions within their respective jurisdictions. For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance-sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level and minority interests in equity accounts of consolidated subsidiaries, less goodwill, and less most intangible assets; supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations; and market risk (“Tier 3”) capital, which includes qualifying unsecured subordinated debt.

BancTrust, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit). In addition, in order for a holding company or depository institution to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2003, BancTrust met both requirements, with Tier 1 capital equal to 10.25% and total capital equal to 11.31% of its total risk-weighted assets. Currently the Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 Capital up to a maximum of 25% of Tier 1 Capital. Based on the issuance of Financial Interpretation No. 46, Consolidation of Variable Interest Entities, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Federal Reserve SR Letter SR 03-13 dated July 2, 2003, some commentators have predicted that the Federal Reserve System may reduce or eliminate a bank holding company’s ability to include amounts related to trust preferred securities in the Tier 1 Capital calculation. If such amounts are excluded from the Tier 1 Capital calculation altogether, and if that exclusion is retroactive or otherwise applies to BancTrust, then it would have the effect of reducing BancTrust’s Tier 1 Capital Ratio to 8.04 percent at December 31, 2003. This ratio would be below the 10% threshold required for BancTrust to be considered well capitalized. If BancTrust is no longer considered well capitalized under the Federal Reserve’s standards, or if BancTrust’s capital is materially reduced to a level near the threshold for being considered well capitalized, BancTrust may be limited in its ability to grow and to take actions that would further reduce its capital, such as share redemptions or dividend increases.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2003, BancTrust’s leverage ratio was 13.19%.

The Federal Reserve Board may set capital requirements higher than the minimum noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Each of BancTrust’s banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency, and each was in compliance with the applicable capital requirements as of December 31, 2003.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and to certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Supervision and Regulation — Prompt Corrective Action.”

The Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off- balance-sheet position) in the evaluation of a bank’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Prompt Corrective Action

Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, current federal law requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under the final agency rule implementing the prompt corrective action provisions, an institution that (1) has a Total Capital Ratio of 10% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be “well capitalized.” An institution with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be “adequately capitalized.” A depository institution that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be “undercapitalized.” A depository institution that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be “significantly undercapitalized,” and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines “that those actions are necessary to carry out the purpose” of the law.

At December 31, 2003, all of BancTrust’s subsidiary banks had the requisite capital levels to qualify as well capitalized for prompt corrective action purposes.

FDIC Insurance Assessments

The FDIC currently uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

The FDIC may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. All seven banks owned by BancTrust have a “satisfactory” CRA rating.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties which market the institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

USA Patriot Act

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury, in consultation with the Federal Reserve Board and other federal financial institution regulators, has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; (vi) require financial institutions to have in place a money laundering program; and (vii) impose minimum verification of identity standards for all new accounts.

Effects of Governmental Policy

The earnings and business of BancTrust and its subsidiary banks have been and will be affected by the policies of various regulatory authorities of the United States, particularly the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by banks on their deposits and other borrowings and the interest received by banks on loans extended to customers and securities held in their investment portfolios comprises the major portion of their respective earnings. The earnings and gross income of banks thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any future changes in such policies and their impact on the subsidiary banks of BancTrust are not predictable.

Available Information

BancTrust’s website address is http://www.banctrustfinancialgroupinc.com. The Company makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents are made available on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

BancTrust Financial Group, Inc.

Attn: F. Michael Johnson

100 St. Joseph Street

Mobile, Alabama 36602

(251) 431-7800

Item 2. Properties

General

BancTrust’s corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. BancTrust leases this entire facility, which also houses the headquarters of the Trust Company and the headquarters of the Mobile Bank. The primary term of the lease for this building expires on December 31, 2005. The Company has an option to extend the term of this lease for 2 additional terms of 5 years each.

In addition to its corporate headquarters, BancTrust, through its subsidiaries, operates 35 office or branch locations, of which 31 are owned and 4 are subject to either building or ground leases. BancTrust paid annual rents in 2003 of approximately $211,000. At December 31, 2003, there were no significant encumbrances on the offices, equipment or other operational facilities owned by BancTrust and its subsidiaries.

Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which BancTrust or any of the Banks or the Trust Company is a party, other than ordinary routine litigation incidental to our business.

Item 4. Submission of matters to a vote of shareholders

A special meeting of the shareholders of BancTrust was held on December 19, 2003 to consider and vote upon an Agreement and Plan of Merger pursuant to which CommerceSouth, Inc. would be merged with and into BancTrust, with BancTrust as the surviving corporation. 6,679,573 shares of BancTrust common stock were represented, either in person or by proxy, at the special meeting. The voting results were as follows:

For Agreement and Plan of Merger	6,604,292

Against Agreement and Plan of Merger	7,065

Abstentions	68,216

Broker Non-votes	0

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices And Cash Dividends Per Share

BancTrust’s common stock trades on The Nasdaq Small Cap Stock Market® under the symbol BTFG.

At December 31, 2003, the Company had approximately 3,200 shareholders, of record or through registered clearing agents.

	BID PRICES PER SHARE		REGULAR CASH DIVIDENDS DECLARED PER SHARE
	HIGH	LOW
2003
1st Quarter	$14.99	$10.90	$.13
2nd Quarter	18.01	13.75	.13
3rd Quarter	16.39	14.87	.13
4th Quarter	16.90	15.02	.13

2002
1st Quarter	$10.76	$9.45	$.12
2nd Quarter	12.40	10.35	.12
3rd Quarter	12.26	10.30	.12
4th Quarter	11.10	10.01	.12

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2003, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares since November 14, 2002.

Item 6. Selected Financial Data

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2003	2002	2001	2000	1999
RESULTS OF OPERATIONS:
Interest revenue	$33,713	$35,906	$40,317	$43,420	$40,230
Interest expense	8,378	11,766	17,695	19,461	17,826

Net interest revenue	25,335	24,140	22,622	23,959	22,404
Provision for loan losses	2,082	961	1,787	1,235	827
Non-interest revenue	8,276	7,569	6,341	5,392	4,604
Non-interest expense	22,728	20,387	18,436	17,598	16,855

Income before income taxes	8,801	10,361	8,740	10,518	9,326
Income taxes	2,479	3,038	2,514	3,071	2,621

Net income	$6,322	$7,323	$6,226	$7,447	$6,705

Basic net income per share	$.72	$.85	$.73	$.87	$.78

Diluted net income per share	$.71	$.84	$.73	$.87	$.77

Cash dividends declared per share	$.52	$.48	$.44	$.40	$.355

YEAR-END STATEMENT OF CONDITION:
Total assets	$1,076,900	$665,810	$592,372	$577,116	$556,858
Loans, net of unearned income	719,830	417,359	382,313	378,353	357,924
Deposits	848,598	562,697	501,477	486,835	467,452
Shareholders’ equity	116,666	80,904	73,914	70,835	64,082

AVERAGE BALANCES:
Total assets	$678,400	$636,318	$576,381	$555,507	$553,313
Average earning assets	627,552	589,322	536,380	514,999	510,961
Loans	438,276	402,927	382,818	367,281	341,792
Deposits	570,492	540,053	486,012	468,137	468,462
Shareholders’ equity	82,136	78,658	73,204	66,604	64,696

PERFORMANCE RATIOS:
Net income to:
Average total assets	.93%	1.15%	1.08%	1.34%	1.21%
Average shareholders’ equity	7.70%	9.31%	8.50%	11.18%	10.36%
Average shareholders’ equity to average total assets	12.11%	12.36%	12.70%	11.99%	11.69%
Dividend payout ratio	71.97%	56.66%	60.25%	46.05%	45.49%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis focuses on information about BancTrust Financial Group, Inc. and its subsidiaries that is not otherwise apparent from the consolidated financial statements and related footnotes appearing below in this Annual Report. Reference should be made to those statements and the financial data presented elsewhere in this report for a complete understanding of the following discussion and analysis.

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank (now BankTrust of Florida), was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of BankTrust of Florida have been included in the consolidated results of the Company from April 16, 2002.

On December 30, 2003, CommerceSouth, Inc. (“CommerceSouth”) the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama) and CommerceSouth Bank Florida (now BankTrust) was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of these two banks have been included in the consolidated results of the Company from December 30, 2003.

Summary

Net income for 2003 was $6.3 million compared to $7.3 million in 2002. On a per share basis, basic earnings were $.72 in 2003 and $.85 in 2002, and diluted earnings were $.71 in 2003 and $.84 in 2002. Return on average assets in 2003 was .93 percent compared to 1.15 percent in 2002. Total assets at year-end 2003 were $1.077 billion compared to $665.8 million at year-end 2002. The merger with CommerceSouth added approximately $375 million in assets to the Company.

Critical Accounting Policies and Estimates

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies relate to the allowance for loan losses and intangible assets. A description of these policies is as follows:

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, management’s judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans, management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios, and such other factors which, in Management’s judgement, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

Financial Condition

Average Assets and Liabilities

Average assets in 2003 were $678.4 million, compared to $636.3 million in 2002. Average loans, net, in 2003 were $432.1 million or 8.9 percent higher than average loans of $396.7 million in 2002. Loan growth at the Company was slow during the years 2000 through 2002 in the markets served by BancTrust, however there was a significant increase in loan demand in 2003. Management anticipates that the increased loan demand will continue through 2004.

Average deposits of $570.5 million in 2003 were 5.6 percent higher than average deposits in 2002. Short-term borrowings consist of federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, overnight repurchase agreements and deposits in the treasury tax and loan account. Reliance on these funds at the Company historically has been low; however, management might increase its reliance on these types of funds if loan demand increases more quickly than deposit growth.

Average long-term debt consists primarily of loans from the FHLB. These funds, when borrowed, are used to fund assets of comparable maturities such as investment securities and loans.

The Company’s average equity as a percent of average total assets in 2003 was 12.1 percent, compared to 12.4 percent in 2002. Average equity in 2003 and 2002 included approximately $6.1 million and $5.1 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(IN MILLIONS)	2003	2002	2001	2000	1999
Average Assets
Cash and non-interest bearing deposits	$27.5	$25.4	$19.6	$17.9	$20.8
Interest bearing deposits		.9	.9	.6	.7
Federal funds sold	15.8	21.1	14.8	6.6	10.7
Investment securities	173.4	164.4	137.9	140.6	157.8
Loans, net	432.1	396.7	378.0	362.9	337.9
Premises and equipment, net	16.5	15.3	13.5	12.8	12.5
Other real estate owned, net	1.0	.5	.2	.2	.2
Intangible assets	6.1	5.1	4.1	4.2	4.5
Other assets	6.0	6.9	7.4	9.7	8.2

Average Total Assets	$678.4	$636.3	$576.4	$555.5	$553.3

Average Liabilities and Shareholders’ Equity
Non-interest bearing demand deposits	$101.8	$89.7	$79.6	$76.0	$73.0
Interest bearing demand deposits	153.4	148.0	131.7	129.8	139.4
Savings deposits	43.0	40.0	34.8	34.6	35.0
Time deposits	272.3	262.4	239.9	227.8	221.0

Total deposits	570.5	540.1	486.0	468.2	468.4
Short-term borrowings	8.5	8.1	7.0	9.9	9.5
FLHB advances and long-term debt	12.6	6.0	6.0	6.5	6.3
Other liabilities	4.7	3.4	4.2	4.3	4.4
Shareholders’ equity	82.1	78.7	73.2	66.6	64.7

Average Total Liabilities and Shareholders’ Equity	$678.4	$636.3	$576.4	$555.5	$553.3

Loans

Average loan growth was stronger in 2003 compared to 2002 as economic conditions in the Company’s markets began to improve. The average loan to deposit ratio was 76.8 percent in 2003 compared to 74.6 percent in 2002. The two banks acquired in the CommerceSouth transaction have significantly higher loan to deposit ratios than the other banks in the Company, and, as a result, the loan to deposit ratio of the Company at year-end 2003 rose to 84.8 percent compared to 74.2 percent at year-end 2002.

It is Management’s goal to make loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of the outstanding loans in the categories of commercial, financial and agricultural, real estate-construction and real estate-mortgage at December 31, 2003, $332.1 million, or 50.4 percent, mature within one year and are therefore subject to interest rate changes, if needed, to adjust for asset/liability management purposes. Of the remaining loans in these categories maturing after one year, 33.3 percent are on a floating rate basis. Of the total loans outstanding in these categories at December 31, 2003, 66.9 percent are available for repricing within one year, either because the loans mature within one year or because they are based on a variable rate arrangement.

The Company makes available to its customers fixed rate, longer term loans, especially in the residential real estate-mortgage area. BancTrust is able to offer, through third party arrangements, certain loan products which do not require that the longer term loans be carried on the books of the Company. These products allow the Company to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income during the recent period of lower mortgage rates. These fees have come from home purchases as well as significant home refinancing volume. If interest rates rise, the Company expects that this volume will decrease. Some reduction in volume has already been felt in the last quarter of 2003 as refinancing activity began to slow.

Table 2 shows the distribution of loans by major category at December 31, 2003, and at each of the previous four year-ends. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

The Company’s rollover policy consists of an evaluation of maturing loans to determine whether such loans will be renewed (or rolled over) and, if so, at what amount, rate and maturity.

Table 2

DISTRIBUTION OF LOANS BY CATEGORY

(IN MILLIONS)	DECEMBER 31,
	2003	2002	2001	2000	1999
Commercial, financial, and agricultural	$409.4	$220.0	$203.6	$196.8	$179.5
Real estate – construction	63.7	28.2	23.2	16.7	13.3
Real estate – mortgage	185.9	111.7	100.5	104.4	106.7
Installment	61.6	57.8	56.0	61.8	60.0

Total loans	$720.6	$417.7	$383.3	$379.7	$359.5

Table 3

SELECTED LOANS BY TYPE AND MATURITY

(IN MILLIONS)	DECEMBER 31, 2003 MATURING
	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE YEARS	TOTAL
Commercial, financial, and agricultural	$209.9	$171.7	$27.8	$409.4
Real estate – construction	48.1	15.2	.4	63.7
Real estate – mortgage	74.1	93.7	18.1	185.9

	$332.1	$280.6	$46.3	$659.0

Loans maturing after one year with:
Fixed interest rates		$204.8	$13.3
Floating interest rates		75.8	33.0

		$280.6	$46.3

Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires that securities be classified into one of three categories: held to maturity, available for sale, or trading. Securities classified as held to maturity are stated at amortized cost. This classification means that Management has the positive intent, and the Company has the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities in this category are held for indefinite periods of time, and include securities that Management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2003, all of the Company’s securities were in the available for sale category. The Company holds no trading securities or those classified as held to maturity.

The maturities and weighted average yields of securities available for sale at December 31, 2003, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 34 percent tax rate, have been made when calculating yields on tax-exempt obligations. Included in other investments are equity securities, primarily FHLB stock in the amount of $2,270, which do not mature but are included in the after 10 years category.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

DECEMBER 31, 2003 (DOLLARS IN THOUSANDS)	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
Securities available for sale
U.S. Treasury securities	$3,779	1.20%	$301	4.50%					$4,080	1.45%
U.S. Government agencies	3,856	3.09	29,823	3.78	$43,088	4.01%	$28,146	4.90%	104,913	4.15
State and political subdivisions	2,163	7.74	12,922	6.35	26,044	6.36	29,919	7.28	71,048	6.79
Other investments	1,011	5.14	4,158	5.89			5,013	6.33	10,182	6.03

Total securities available for sale	$10,809	3.55%	$47,204	4.67%	$69,132	4.90%	$63,078	6.14%	$190,223	5.18%

Deposits and Short-Term Borrowings

Average deposits were relatively unchanged in 2000 compared to 1999. In 2001, deposits began to grow again, although slowly. In 2002, average deposits increased by 11.1 percent. Without the purchase of the Wewahitchka Bank, average deposit growth would have been 5.7 percent in 2002. In 2003 average deposits grew 5.6 percent compared to 2002. The mix of deposits, on average, has remained relatively unchanged over the past few years.

BancTrust defines core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, increased slightly in 2003 as they represented 78.5 percent of total deposits at year-end 2003, compared to 77.6 percent at year-end 2002. While the primary emphasis at BancTrust remains on attracting and retaining core deposits, Management recognizes that, in order to fund loan growth, it might be necessary from time to time to pursue non-core funding sources such as large certificates of deposit and other borrowed funds more vigorously than in the past.

Table 6 reflects maturities of time deposits of $100,000 or more at December 31, 2003. Deposits of $182.4 million in this category represented 21.5 percent of total deposits at year-end 2003, compared to 22.4 percent at year-end 2002.

Short-term borrowings include three items: 1) federal funds purchased, 2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as repos, and 3) other, representing borrowings from the FHLB, from the Federal Reserve through its discount operations and U.S. Treasury tax and loan funds on deposit subject to a note payable to the U.S. Treasury Department. The Company sold federal funds of $15.8 million on average during 2003 while average short term borrowings were only $8.5 million. Management has sought to control the volume of funds in this category within certain acceptable limits; however, a greater reliance on these types of funds may be necessary in order to fund loan growth in the future.

One of Management’s asset/liability management goals relating to liquidity is to maintain a net sold position (whereby federal funds sold exceed short term borrowings). In the past three years, average federal funds sold have exceeded short term borrowings.

Table 5

AVERAGE DEPOSITS

(DOLLARS IN MILLIONS)	AVERAGE FOR THE YEAR
	2003		2002		2001
	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID
Non-interest bearing demand deposits	$101.8		$89.7		$79.6
Interest bearing demand deposits	153.4	.79%	148.0	1.39%	131.7	2.72%
Savings deposits	43.0	.77	40.0	1.47	34.8	2.57
Time deposits	272.3	2.36	262.4	3.32	239.9	5.27

Total average deposits	$570.5		$540.1		$486.0

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(IN MILLIONS)	AT DECEMBER 31, 2003
	UNDER 3 MONTHS	3-12 MONTHS	OVER 12 MONTHS	TOTAL
	$83.4	$76.8	$22.2	$182.4

Table 7

SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)	2003			2002			2001
	MAXIMUM MONTH- END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE
Federal funds purchased	$13,905	$949	1.90%	$1,450	$529	2.32%	$950	$360	3.06%
Securities sold under agreement to repurchase	9,375	6,993	0.51	9,981	6,836.94		7,909	5,668	3.42
Other	9,315	524	1.34	2,814	735	1.87	766	968	3.93

Total short-term borrowings		$8,466	0.72%		$8,100	1.12%		$6,996	3.47%

FHLB Advances and Long-term Debt

The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy. FHLB advances totaled $20.5 million at December 31, 2003, an increase of

$14.5 million from December 31, 2002. The purchase of the Eufaula Bank accounted for $6.5 million of this increase, with the remaining changes being an advance at the Mobile Bank of $10.0 million and a payment by the Demopolis Bank of $2.0 million. All of the outstanding advances have fixed interest rates, however $14.0 million of FHLB advances outstanding at December 31, 2003 are convertible, at the discretion of the FHLB, to variable rates. Note 11 to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances, scheduled maturities and rates of FHLB advances.

The Company borrowed funds from a trust in 2003 to finance a portion of the purchase price of CommerceSouth, Inc. The trust was created to issue trust preferred securities which the Company is currently allowed by the Federal Reserve Bank to include in the Company’s calculations of Tier I capital. This payable to trust was $18.0 million at December 31, 2003 compared to $0 at December 31, 2002. The Company does not have the option to repay any amounts of the payable to trust until 2008.

Asset/Liability Management

The purpose of asset/liability management is to maximize return while minimizing risk. Maximizing return means achieving or exceeding the Company’s profitability and growth goals. Minimizing risk means managing four key risk factors: 1) liquidity, 2) interest rate sensitivity, 3) capital adequacy, and 4) asset quality. Asset/liability management at the Company involves a comprehensive approach to statement of condition management which meets the risk and return criteria established by Management and the Board of Directors. To this point, Management has not used derivative financial instruments as part of its asset liability management process.

The Company’s primary market risk is its exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its statement of condition.

The modeling techniques used by the Company simulate net interest income and impact on fair values of the Company’s assets and liabilities under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates on the existing statement of condition. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all interest earning assets and interest bearing liabilities, the Company would expect a net decrease in net interest income of $1.2 million over one year. Under a scenario simulating a hypothetical 100 basis point decrease, the Company would expect a net increase in net interest income of $50 thousand. These hypothetical examples are not a precise indicator of future events. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the statement of condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. Additionally, the Company has available, if needed, federal funds lines of credit, FHLB lines of credit and an operating line of credit from a correspondent bank.

Contractual Obligations

Tables 8 and 9 present information about the Company’s contractual obligations, which by their terms are not short-term, and commitments at December 31, 2003.

Table 8

CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
FHLB advances and long-term debt (1)	$6,500	$14,000	$18,000	$38,500
Operating leases	294	956	623	1,873
Certificates of deposit	333,933	55,245	39	389,217

Total	$340,727	$70,201	$18,662	$429,590

(1)	Refer to Note 11, Federal Home Loan Bank Advances and Long Term Debt in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Table 9

COMMITMENTS

(IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
Lines of credit – unused	$123,671	$12,061	$4,307	$140,039
Standby letters of credit	18,335	4,636		22,971

Total	$142,006	$16,697	$4,307	$163,010

Interest Rate Sensitivity

By monitoring the Company’s interest rate sensitivity, Management attempts to maintain a desired balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, interest rate risk can be identified. The interest sensitivity analysis presented in Table 10 is based on this type of gap analysis, which assumes that rates earned on interest earning assets and rates paid on interest bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities actually change at different times and in varying amounts.

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

At December 31, 2003, the Company’s three-month gap position, (earning assets divided by interest bearing liabilities), was 96 percent and at twelve months the gap position, on a cumulative basis, was 85 percent, both within the range established by Management as acceptable. The Company’s three month gap position indicates that, in a period of rising interest rates, each $1.00 of assets which reprice upward could be followed with more than $1.00 in liabilities which could reprice upward within three months. Thus, under this scenario, net interest revenue might decrease during the three month period of rising rates. In a period of falling rates, the opposite effect might occur. While certain categories, such as some loans and certain certificates of deposit, are contractually tied to interest rate movements, most are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has a certain amount of flexibility when adjusting rates on these products.

Table 10

INTEREST SENSITIVITY ANALYSIS

(DOLLARS IN THOUSANDS)	DECEMBER 31, 2003 INTEREST SENSITIVE WITHIN (CUMULATIVE)			NON-INTEREST SENSITIVE WITHIN 5 YEARS	TOTAL
	3 MONTHS	3-12 MONTHS	1-5 YEARS
EARNING ASSETS
Loans (1)	$326,377	$442,275	$690,094	$30,529	$720,623
Unearned income				(793)	(793)
Less allowance for loan losses				(9,176)	(9,176)

Net loans	326,377	442,275	690,094	20,560	710,654
Investment securities	1,437	11,896	59,943	133,454	193,397
Federal funds sold and resale agreements	30,075	30,075	30,075		30,075
Interest bearing deposits in other financial institutions	157	157	157		157

Total earning assets	$358,046	$484,403	$780,269	$154,014	$934,283

LIABILITIES
Non-interest bearing deposits				$149,521	$149,521
Interest bearing demand deposits (2)	$174,577	$174,577	$174,577	49,383	223,960
Savings deposits (2)				85,900	85,900
Large denomination time deposits	83,371	160,189	182,353		182,353
Other time deposits	79,078	173,744	206,825	39	206,864
Short-term borrowings	25,317	25,317	25,317		25,317
FHLB advances and long-term debt	10,000	34,500	38,500		38,500

Total interest bearing liabilities	$372,343	$568,327	$627,572	$284,843	$912,415

Interest sensitivity gap	$(14,297)	$(83,924)	$152,697
Earning assets/interest bearing liabilities	.96	.85	1.24
Interest sensitivity gap/earning assets	(.04)	(.17)	.20

(1)	Non-accrual loans are included in the “Non-Interest Sensitive Within 5 Years” category.
(2)	Certain types of savings and NOW accounts (included in interest bearing demand deposits) are included in the “Non-Interest Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $65.5 million at December 31, 2003, compared to $72.0 million at December 31, 2002. The decrease resulted from the purchase of CommerceSouth and the addition of approximately $43.2 million in goodwill and other intangible assets. At year-end 2003, the Tier I capital ratio decreased to 10.3 percent from 14.9 percent at year-end 2002. In December 2003 the Company formed a trust which issued $18.0 million of trust preferred securities, the proceeds of which were used to partially finance the purchase of CommerceSouth. These securities, for regulatory purposes, are added to tangible common shareholders equity to calculate Tier I capital. The Company’s leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 13.19 percent at year-end 2003. The Eufaula Bank’s and the Santa Rosa Beach Bank’s assets are only included in the calculation of average assets from December 30, 2003, the date of acquisition. Had these bank’s assets been included for the entire quarter, the consolidated leverage ratio would have been 8.7 percent. The Federal Reserve and the FDIC require that bank holding companies and banks maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the statement of condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. The ratios, expressed as a percentage of total risk-adjusted assets, for Tier I and Total capital were 10.25 percent and 11.31 percent, respectively, at December 31, 2003. The Company exceeded the minimum risk-based capital guidelines at December 31, 2003, 2002, and 2001 (see Capital Adequacy on page 6, Regulatory Issue on page 29 and Footnote 15 of Notes to Consolidated Financial Statements).

Table 11

RISK-BASED CAPITAL

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2003	2002	2001
Tier I capital –
Tangible common shareholders’ equity	$65,546	$71,977	$69,053
Payable to trust	18,000

Total Tier I capital	$83,546	$71,977	$69,053

Tier II capital –
Allowable portion of the allowance for loan losses	$8,607	$5,451	$4,861

Total capital (Tier I and Tier II)	$92,153	$77,428	$73,914

Risk-adjusted assets	$814,843	$483,916	$440,601
Quarterly average assets	633,606	658,953	579,515
Risk-based capital ratios:
Tier I capital	10.25%	14.87%	15.67%
Total capital (Tier I and Tier II)	11.31%	16.00%	16.78%
Minimum risk-based capital guidelines:
Tier I capital	4.00%	4.00%	4.00%
Total capital (Tier I and Tier II)	8.00%	8.00%	8.00%
Tier I leverage ratio	13.19%	10.92%	11.92%

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

Net yield on interest earning assets is net interest revenue, on a tax equivalent basis, divided by total interest earning assets. This ratio is a measure of the Company’s effectiveness in pricing interest earning assets and funding them with both interest bearing and non-interest bearing liabilities. The Company’s net yield in 2003, on a tax equivalent basis, decreased 8 basis points to 4.21 percent compared to 4.29 percent in 2002. The numerous and rapid interest rate reductions that began in early 2001 had an adverse effect on the net yield in 2001 and 2002, as the rates earned on loans and other interest-earning assets decreased more rapidly than rates paid on the liabilities, primarily deposits, used to support those assets. As rates stabilized in 2003, so did the Company’s net yield on interest earning assets. The banking industry trend has been toward lower net interest yields over the past several years, and Management expects this trend to continue in the industry.

Table 12

NET INTEREST REVENUE

	2003			2002			2001
(DOLLARS IN THOUSANDS)	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID
Interest Earning Assets
Taxable securities	$121,066	3.80%	$4,597	$114,014	5.25%	$5,983	$88,587	6.11%	$5,417
Non-taxable securities	52,338	4.64	2,428	50,349	4.90	2,465	49,313	5.01	2,472

Total securities	173,404	4.05	7,025	164,363	5.14	8,448	137,900	5.72	7,889
Loans(1)	438,276	6.05	26,533	402,927	6.72	27,093	382,818	8.33	31,874
Federal funds sold	15,820	0.97	154	21,096	1.57	332	14,806	3.53	522
Deposits in other financial institutions	52	1.92	1	936	3.53	33	856	3.74	32

Total interest earning assets	627,552	5.37	33,713	589,322	6.09	35,906	536,380	7.52	40,317

Non-interest Earning Assets
Cash and due from banks	27,485			25,437			19,575
Premises and equipment, net	16,465			15,335			13,490
Other real estate	993			488			227
Deferred tax asset	12
Other assets	6,017			6,804			7,439
Intangible assets	6,052			5,096			4,079
Allowance for loan losses	(6,176)			(6,164)			(4,809)

Total	$678,400			$636,318			$576,381

Interest Bearing Liabilities
Interest bearing demand and savings deposits	$196,391	0.78%	$1,536	$187,953	1.41%	$2,641	$166,479	2.69%	$4,476
Time deposits	272,340	2.36	6,425	262,362	3.32	8,704	239,884	5.27	12,636
Short-term borrowings	8,466	0.72	61	8,100	1.12	91	6,996	3.47	243
FHLB advances and long-term debt	12,621	2.82	356	6,000	5.50	330	6,000	5.67	340

Total interest bearing liabilities	489,818	1.71	8,378	464,415	2.53	11,766	419,359	4.22	17,695

Non-interest bearing liabilities
Demand deposits	101,761			89,738			79,649
Other	4,685			3,507			4,169
	106,446			93,245			83,818

Shareholders’ equity	82,136			78,658			73,204

Total	$678,400			$636,318			$576,381

Net Interest Revenue		3.66%	$25,335		3.56%	$24,140		3.30%	$22,622

Net yield on interest earning assets		4.04%			4.10%			4.22%
Tax equivalent adjustment		0.17			.19			0.20

Net yield on interest earning assets (tax equivalent)		4.21%			4.29%			4.42%

(1)	Loans classified as non-accrual are included in the average volume classification. Loan fees of $1,171, $890 and $777 for the years ended 2003, 2002, and 2001, respectively, are included in the interest amounts for loans.

Table 13 reflects the changes in sources of taxable-equivalent interest income and expense between 2003 and 2002 and between 2002 and 2001. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2003 was $1.1 million higher than in 2002. Total interest revenue decreased by $2.2 million, which was more than offset by the decrease in total interest expense of $3.4 million. Both total interest revenue and total interest expense decreased due to rate, a result of interest earning assets and interest bearing liabilities continuing to reprice downward due to the general lowering of interest rates which began in 2001. All major categories of interest earning assets and interest bearing liabilities, with the exception of FHLB advances and long-term debt, increased due to volume.

Tax-equivalent net interest revenue in 2002 was $1.5 million lower than in 2001. In both 2003 and 2002, net interest revenue increased primarily because the positive volume variance more than offset the negative rate variance.

Table 13

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

(DOLLARS IN THOUSANDS)	2003 CHANGE FROM 2002			2002 CHANGE FROM 2001
		Due to(1)			Due to(1)
	AMOUNT	VOLUME	RATE	AMOUNT	VOLUME	RATE
Interest Revenue:
Taxable securities	$(1,386)	$281	$(1,667)	$566	$1,461	$(895)
Non-taxable securities	(53)	137	(190)	(10)	74	(84)

Total securities	(1,439)	418	(1,857)	556	1,535	(979)
Loans	(560)	2,240	(2,800)	(4,781)	1,408	(6,189)
Federal funds sold	(178)	(62)	(116)	(190)	123	(313)
Deposits	(32)	(31)	(1)	1	3	(2)

Total	(2,209)	2,565	(4,774)	(4,414)	3,069	(7,483)

Interest Expense:
Interest bearing demand and savings deposits	(1,105)	69	(1,174)	(1,835)	332	(2,167)
Other time deposits	(2,279)	243	(2,522)	(3,932)	801	(4,733)
Short-term borrowing	(30)	3	(33)	(152)	14	(166)
FHLB advances and long-term debt	26	250	(224)	(10)		(10)

Total	(3,388)	565	(3,953)	(5,929)	1,147	(7,076)

Net interest revenue	$1,179	$2,000	$(821)	$1,515	$1,922	$(407)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the cost of providing an allowance that is adequate to absorb inherent losses on loans in the portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Loan review procedures are in place to ensure that potential problem loans are identified. The procedures include a continuous review of the portfolios at the affiliate banks by the Company’s loan review department.

Management’s evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work-out and collection arrangements, and possible concentrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, and other economic factors. Each quarter this review is quantified in a report to Management which uses it to determine whether an appropriate allowance is maintained. This report is then submitted to the Company’s Board of Directors quarterly. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

Table 14 sets forth certain information with respect to the Company’s average loans, allowance for loan losses, charge-offs and recoveries for the five years-ended December 31, 2003.

Net charge-offs increased to $2.7 million in 2003 compared to $1.4 million in 2002, due primarily to the charge-off of one large loan in 2003. This loan is also primarily responsible for the increase in the addition to the allowance charged to operating expense of $1.1 million.

Table 14

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Allowance for loan losses –
Balance at beginning of year	$6,356	$5,328	$4,608	$4,128	$3,664
Balance acquired in purchase business combination	3,424	1,470
Charge-offs
Commercial, financial and agricultural	2,069	366	394	597	197
Real estate – construction					93
Real estate – mortgage	182	500	123	374	172
Installment	799	883	894	397	375

Total charge-offs	3,050	1,749	1,411	1,368	837

Recoveries
Commercial, financial and agricultural	37	30	43	321	185
Real estate – construction					48
Real estate – mortgage	19	9	37	120	58
Installment	308	307	264	172	183

Total recoveries	364	346	344	613	474

Net charge-offs	2,686	1,403	1,067	755	363

Addition to allowance charged to operating expense	2,082	961	1,787	1,235	827

Allowance for loan losses – Balance at end of year	$9,176	$6,356	$5,328	$4,608	$4,128

Loans at end of year, net of unearned income	$719,830	$417,359	$382,313	$378,353	$357,924
Ratio of ending allowance to ending loans	1.27%	1.52%	1.39%	1.22%	1.15%
Average loans, net of unearned income	$438,276	$402,927	$382,818	$367,281	$341,792
Non-performing loans	$4,673	$4,773	$2,588	$2,503	$1,798
Ratio of net charge-offs to average loans	.61%	.35%	.28%	.21%	.11%
Ratio of ending allowance to total non-performing loans	196.36%	133.17%	205.87%	184.10%	229.59%

The allowance for loan losses as a percentage of loans was 1.27 percent at December 31, 2003, and 1.52 percent at December 31, 2002. Management believes the decrease in this ratio is acceptable because of improved asset quality as evidenced by the improvement in the percentage of non-performing loans to loans (see Table 16), non-performing assets to loans and other real estate owned (see Table 16), the allowance for loan losses to non-performing loans (see Table 14), the decrease in loans with management reservation as a percentage of loans and indications of a slightly improving economy. The changes in the allocation of the allowance for loan losses (see table 15) from 2002 to 2003 are primarily attributable to the changes in the loan portfolio mix (see table 2). Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate. Management considered the allowance adequate at December 31, 2003.

Table 15

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)	2003		2002		2001		2000		1999
	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial, financial & agricultural	$5,691	56.80%	$3,838	52.67%	$2,644	53.12%	$1,924	51.83%	$1,659	49.93%
Real estate	2,710	34.65	1,584	33.49	1,804	32.27	1,771	31.89	1,604	33.38
Installment	775	8.55	934	13.84	880	14.61	913	16.28	865	16.69

Total	$9,176	100.00%	$6,356	100.00%	$5,328	100.00%	$4,608	100.00%	$4,128	100.00%

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

Non-performing loans were $4.7 million at year-end 2003 compared to $4.8 million a year earlier. Accruing loans 90 days or more past due increased by $110 thousand. Loans on non-accrual decreased by $184 thousand with the purchase of the Eufaula Bank and the Santa Rosa Beach Bank representing $1.0 million of the balance of $4.7 million at December 31, 2003. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, loans on non-accrual decreased by $1.2 million. The decrease in non-accrual loans is primarily attributable to the foreclosure during 2003 of the property of one borrower whose loans were on non-accrual at December 31, 2002. The Mobile Bank foreclosed on the property securing these loans and transferred the land to bank premises. The Mobile Bank plans to open a branch on this property in the third quarter of 2004. Renegotiated loans consist of one large loan that is performing as scheduled.

Total non-performing assets as a percentage of loans and other real estate owned at year-end 2003 was 0.85 percent compared to 1.30 percent at year-end 2002 and 0.78 percent at year-end 2001.

Table 16

SUMMARY OF NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2003	2002	2001	2000	1999
Accruing loans 90 days or more past due	$131	$21	$1,008	$365	$446
Loans on non-accrual	3,542	3,726	1,580	2,138	1,352
Renegotiated loans	1,000	1,026

Total non-performing loans	4,673	4,773	2,588	2,503	1,798
Other real estate owned	1,492	667	387	328	466

Total non-performing assets	$6,165	$5,440	$2,975	$2,831	$2,264

Loans 90 days or more past due as a percentage of loans	0.02%	0.01%	0.26%	0.10%	0.12%
Total non-performing loans as a percentage of loans	0.65%	1.14%	0.68%	0.66%	0.50%
Total non-performing assets as a percentage of loans and other real estate owned	0.85%	1.30%	0.78%	0.75%	0.63%

Details of Non-Accrual Loans

The impact of non-accrual loans on interest income the past three years is shown in Table 17. Not included in the table are loans totaling $5.1 million at December 31, 2003, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Table 17

DETAILS OF NON-ACCRUAL LOANS

(IN THOUSANDS)	2003	2002	2001	2000	1999
Principal balance at December 31,	$3,542	$3,726	$1,580	$2,138	$1,352
Interest that would have been recorded under original terms for the years-ended December 31,	$193	$188	$165	$154	$108
Interest actually recorded in the financial statements for the years-ended December 31,	$45	$121	$29	$48	$25

Non-Interest Revenue and Non-Interest Expense

Trust revenue and mortgage fee income were significant sources of non-interest revenue in 2003, accounting for $1.7 million and $925 thousand respectively. These two sources accounted for approximately 31.9 percent of total non-interest revenue at BancTrust in 2003. Service charges on deposit accounts increased by $229 thousand, or 7.3 percent over 2002. The category other income, charges and fees increased 27.9 percent in 2003 compared to 2002, with mortgage fee income accounting for the largest increase within this category. While the current low rate environment has exerted significant pressure in the past three years on interest margins at BancTrust, it has also presented an opportunity to increase fee revenue in the mortgage area. Management intends to continue to pursue this and additional opportunities to increase non-interest revenue. While refinancing activity has slowed, the addition of a larger branch network in Northwest Florida should provide increased opportunities for mortgage fees from new purchases of homes and condominiums.

Securities gains decreased from $889 thousand in 2002 to $630 thousand in 2003. In making the decision to sell securities, Management considers the likelihood of these securities being called and the current types and rates of bonds available for reinvestment. In 2003 the decision was made to outsource credit card operations, and the resulting sale of the Company’s credit card portfolio resulted in a one-time gain of $460 thousand.

Table 18

NON-INTEREST REVENUE

(IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2003	2002	2001
Non-Interest Revenue:
Service charges on deposit accounts	$3,366	$3,137	$2,889
Trust revenue	1,716	1,898	1,862
Securities gains, net	630	889	173
Gain on sale of credit cards	460
Other income, charges and fees	2,104	1,645	1,417

Total	$8,276	$7,569	$6,341

One measure of profitability at BancTrust is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. The lower the ratio, the more efficient the company. The efficiency ratio in 2003 was 65.49 percent compared to 62.12 percent in 2002 and 61.30 percent in 2001. The increase in non-interest expense in 2003 was the primary cause of the increase in the efficiency ratio compared to 2002.

Non-interest expense increased 11.5 percent in 2003 compared to 2002 and 10.6 percent in 2002 compared to 2001. Salaries and pensions and other employee benefits costs, the largest non-interest expense category, increased 13.9 percent in 2003. Higher pension plan and benefit costs and the addition of new personnel needed for the expansion of the company accounted for most of the increase. Net occupancy expenses increased 13.6 percent in 2003 and resulted from the opening of several new facilities. Intangible amortization decreased from $198 thousand in 2001 to $13 thousand in 2003. This decrease was caused by the adoption of SFAS No. 142 by the Company on January 1, 2002. Under SFAS No. 142, intangible assets deemed to have indefinite lives are no longer amortized but instead are tested annually for impairment. The Company’s goodwill qualifies for the nonamortization provisions of SFAS No. 142 and as a result no goodwill amortization expense was recorded in 2003 or 2002. Other operating expenses in 2003 increased $501 thousand, or 8.5 percent, from 2002. In 2003 the Company began the process of consolidating its banks and these efforts will continue in 2004. Management expects that this continuing consolidation, together with the effect of the CommerceSouth merger, will result in an improvement in earnings per share in 2004.

Table 19

NON-INTEREST EXPENSE

(IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2003	2002	2001
Non-Interest Expense:
Salaries	$10,256	$8,974	$8,234
Pension and other employee benefits	2,643	2,350	2,184
Furniture and equipment expenses	1,787	1,722	1,416
Net occupancy expenses	1,642	1,446	1,237
Intangible amortization	13	9	198
Other operating expenses	6,387	5,886	5,167

Total	$22,728	$20,387	$18,436

Income Taxes

Income tax expense was $2.5 million in 2003, compared to $3.0 million in 2002, and $2.5 million in 2001. The effective combined tax rate was 28.2 percent in 2003, compared to 29.3 percent in 2002 and 28.8 percent in 2001.

Inflation and Other Issues

Because the Company’s assets and liabilities are essentially monetary in nature, the effect of inflation on the Company’s assets is less significant compared to most commercial and industrial companies. Inflation has an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Management believes, however, that the Company’s financial results are influenced more by its ability to react to changes in interest rates than by inflation.

Regulatory Issue

As Noted in the Capital Adequacy section on page 6 of this annual report and in Footnote 15 in the Notes to Consolidated Financial Statements, some commentators have predicted that the Federal Reserve System may reduce or eliminate a bank holding company’s ability to include amounts related to trust preferred securities in the Tier 1 Capital calculation. If BancTrust’s $18 million payable to trust were excluded from the Tier 1 Capital calculation altogether as a result of a retroactive regulatory change, that would have the effect of reducing BancTrust’s Tier 1 Capital Ratio to 8.04 percent at December 31, 2003. This ratio would be below the 10% threshold required for BancTrust to be considered well capitalized. If BancTrust is no longer considered well capitalized under the Federal Reserve’s standards, or if BancTrust’s capital is materially reduced to a level near the threshold for being considered well capitalized, BancTrust may be limited in its ability to grow and to take actions that would further reduce its capital, such as share redemptions or dividend increases.

Except as discussed in this Management’s Discussion and Analysis, Management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$8,608	$8,536	$8,323	$8,246	$33,713
Interest expense	2,391	2,205	1,954	1,828	8,378

Net interest revenue	6,217	6,331	6,369	6,418	25,335

Provision for loan losses	268	639	237	938	2,082
Non-interest revenue	2,175	2,602	1,913	1,586	8,276
Non-interest expense	5,718	5,635	5,808	5,567	22,728

Income before income taxes	2,406	2,659	2,237	1,499	8,801

Income tax expense	687	808	632	352	2,479

Net income	$1,719	$1,851	$1,605	$1,147	$6,322

Net income per share
Basic	$.20	$.21	$.18	$.13	$.72

Diluted	$.19	$.21	$.18	$.13	$.71

	2002
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$8,574	$9,065	$9,245	$9,022	$35,906
Interest expense	2,976	3,045	2,960	2,785	11,766

Net interest revenue	5,598	6,020	6,285	6,237	24,140
Provision for loan losses	186	231	250	294	961
Non-interest revenue	1,630	2,054	2,151	1,734	7,569
Non-interest expense	4,654	5,102	5,300	5,331	20,387

Income before income taxes	2,388	2,741	2,886	2,346	10,361
Income tax expense	675	817	871	675	3,038

Net income	$1,713	$1,924	$2,015	$1,671	$7,323

Net income per share
Basic	$.20	$.22	$.23	$.19	$.85

Diluted	$.20	$.22	$.23	$.19	$.84

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 at page 19 under the heading “Asset/Liability Management.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Financial Statements

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

Management depends upon the Company’s accounting system and the internal control structure to meet its responsibility for the reliability of these statements. These systems and controls are designed to provide reasonable assurance that the assets are safeguarded from material loss and that the transactions executed are in accordance with Management’s authorizations and are properly recorded in the financial records. The concept of reasonable assurance recognizes that the cost of internal accounting controls should not exceed the benefits derived and that there are inherent limitations of any system of internal accounting controls.

The independent public accounting firm of KPMG LLP has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with auditing standards generally accepted in the United States of America and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement.

The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the National Association of Securities Dealers, Inc., oversees Management’s responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent public accountants and internal auditors. KPMG LLP and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

We believe these policies and procedures provide reasonable assurance that our operations are conducted with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations and cash flows of the Company.

J. STEPHEN NELSON	W. BIBB LAMAR, JR.
Chairman	President and CEO

F. MICHAEL JOHNSON
Chief Financial Officer

Independent Auditors’ Report

The Board of Directors

BancTrust Financial Group, Inc.

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of BancTrust Financial Group, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 8 to the consolidated financial statements, in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note 8, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Additionally, as described in Note 20, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 Consolidated Financial Statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. In our opinion, the disclosures for 2001 in Note 8 are appropriate. Additionally, in our opinion, the adjustments to reportable segments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly we do not express an opinion or any or the form of assurance on the 2001 financial statements taken as a whole.

Birmingham, Alabama

February 24, 2004, except as to the last paragraph to

Note 2, as to which the date is February 27, 2004

/s/    KPMG LLP

Independent Auditors’ Report

We have audited the accompanying consolidated statements of condition of South Alabama Bancorporation, Inc. (an Alabama Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

February 1, 2002

/s/    ARTHUR ANDERSEN LLP

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT

AND ARTHUR ANDERSEN LLP HAS NOT REISSUED THE REPORT.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31, 2003 and 2002

(Dollars and Shares in Thousands)

	December 31,
	2003	2002
ASSETS:
Cash and due from banks	$43,478	$26,401
Federal funds sold	30,075	13,417

Total cash and cash equivalents	73,553	39,818
Interest-bearing deposits	157	683
Securities available for sale	193,397	185,342
Loans	720,623	417,655
Less: Unearned income	(793)	(296)
Allowance for loan losses	(9,176)	(6,356)

Loans, net	710,654	411,003

Premises and equipment, net	34,984	15,736
Accrued income receivable	5,214	4,322
Goodwill	43,750	5,780
Other intangible assets	5,382	162
Cash surrender value of life insurance	4,537
Other assets	5,272	2,964

Total	$1,076,900	$665,810

LIABILITIES:
Deposits
Interest bearing	$699,077	$462,651
Non-interest bearing	149,521	100,046

Total deposits	848,598	562,697
Short-term borrowings	25,317	11,578
FHLB advances and long-term debt	38,500	6,000
Acquisition related payable	38,422
Other liabilities	9,397	4,631

Total liabilities	960,234	584,906

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value
Shares authorized – 500
Shares outstanding – none
Common stock – $.01 par value
Shares authorized – 20,000
Shares issued – 11,186 in 2003 and 8,985 in 2002	112	90
Additional paid in capital	76,833	41,949
Accumulated other comprehensive income, net	1,569	2,485
Deferred compensation payable in common stock	955
Retained earnings	40,560	38,788
Less:
Treasury stock, at cost 256 shares in 2003 and 2002	(2,408)	(2,408)
Common stock held in grantor trust, 37 shares in 2003 and 0 shares in 2002	(955)

Total shareholders’ equity	116,666	80,904

Total	$1,076,900	$665,810

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2003	2002	2001
INTEREST REVENUE:
Loans	$26,533	$27,093	$31,874
Investment securities – taxable	4,597	5,983	5,417
Investment securities – non-taxable	2,428	2,465	2,472
Federal funds sold	154	332	522
Interest-bearing deposits	1	33	32

Total interest revenue	33,713	35,906	40,317

INTEREST EXPENSE:
Deposits	7,961	11,345	17,112
Short-term borrowings	61	91	243
FHLB advances and long-term debt	356	330	340

Total interest expense	8,378	11,766	17,695

Net interest revenue	25,335	24,140	22,622
Provision for loan losses	2,082	961	1,787

Net interest revenue after provision for loan losses	23,253	23,179	20,835

NON-INTEREST REVENUE:
Service charges on deposit accounts	3,366	3,137	2,889
Trust revenue	1,716	1,898	1,862
Securities gains, net	630	889	173
Gain on sale of credit card portfolio	460
Other income, charges and fees	2,104	1,645	1,417

Total non-interest revenue	8,276	7,569	6,341

NON-INTEREST EXPENSE:
Salaries	10,256	8,974	8,234
Pensions and other employee benefits	2,643	2,350	2,184
Furniture and equipment expense	1,787	1,722	1,416
Net occupancy expense	1,642	1,446	1,237
Intangible amortization	13	9	198
Other expense	6,387	5,886	5,167

Total non-interest expense	22,728	20,387	18,436

Income before income taxes	8,801	10,361	8,740
Income tax expense	2,479	3,038	2,514

NET INCOME	$6,322	$7,323	$6,226

Basic earnings per share	$.72	$.85	$.73

Diluted earnings per share	$.71	$.84	$.73

Weighted average shares outstanding – basic	8,754	8,658	8,527

Weighted average shares outstanding – diluted	8,888	8,696	8,562

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
	Shares Issued	Amount
Balance, December 31, 2000	8,587	$86	$37,792	$302		$33,139	$(484)		$70,835
Comprehensive income:
Net income						6,226			6,226
Net change in unrealized gain on securities available for sale, net of taxes				578					578

Total comprehensive income									6,804
Dividends declared ($.44 per share)						(3,751)			(3,751)
Common stock options exercised	5		36						36
Treasury stock purchased – 1 share							(10)		(10)

Balance, December 31, 2001	8,592	86	37,828	880		35,614	(494)		73,914

Comprehensive income:
Net income						7,323			7,323
Minimum pension liability adjustment, net of taxes				(581)					(581)
Net change in unrealized gain on securities available for sale, net of taxes				2,186					2,186

Total comprehensive income									8,928
Dividends declared ($.48 per share)						(4,149)			(4,149)
Common stock options exercised	8		71						71
Common stock issued in business combination	385	4	4,050						4,054
Treasury stock purchased – 194 shares							(1,914)		(1,914)

Balance, December 31, 2002	8,985	90	41,949	2,485		38,788	(2,408)		80,904

Comprehensive income:
Net income						6,322			6,322
Minimum pension liability adjustment, net of taxes				161					161
Net change in unrealized gain on securities available for sale, net of taxes				(1,077)					(1,077)

Total comprehensive income									5,406
Dividends declared ($.52 per share)						(4,550)			(4,550)
Common stock options exercised	45		387						387
Common stock issued in business combination	2,156	22	34,497		955			$(955)	34,519

Balance, December 31, 2003	11,186	$112	$76,833	$1,569	$955	$40,560	$(2,408)	$(955)	$116,666

See notes to consolidated financial statements

BancTrust Financial Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$6,322	$7,323	$6,226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,752	1,853	1,523
Provision for loan losses	2,082	961	1,787
Securities gains, net	(630)	(889)	(173)
Gain on sale of credit card portfolio	(460)
Deferred income tax provision (benefit)	(424)	398	(422)
(Increase) decrease in:
Accrued income receivable	563	843	1,205
Other assets	(2,338)	(2,337)	(731)
(Decrease) increase in other liabilities	2,944	198	(1,264)

Net cash provided by operating activities	10,811	8,350	8,151

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	526	950	(817)
Net increase in loans	(35,772)	(10,420)	(5,027)
Purchase of premises and equipment, net	(2,666)	(2,159)	(2,145)
Proceeds from sale of other real estate owned	215	529	489
Proceeds from maturities of securities available for sale	77,192	73,796	55,826
Proceeds from sales of securities available for sale	35,097	38,946	15,813
Purchases of securities available for sale	(88,105)	(139,025)	(76,565)
Net cash acquired in business combination	9,266	3,512

Net cash used in investing activities	(4,247)	(33,871)	(12,426)

FINANCING ACTIVITIES:
Net increase in deposits	7,941	25,498	14,642
Net increase (decrease) in short-term borrowings	(2,607)	3,964	(1,201)
Proceeds from FHLB advances and other borrowings	10,000
Payment on FHLB advances and other borrowed funds	(2,000)
Proceeds from issuance of long-term debt	18,000
Dividends paid	(4,550)	(4,149)	(3,751)
Purchases of treasury stock		(1,914)	(10)
Proceeds from issuance of common stock	387	71	36

Net cash provided by financing activities	27,171	23,470	9,716

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,735	(2,051)	5,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,818	41,869	36,428

CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,553	$39,818	$41,869

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiaries, BankTrust (the “Mobile Bank”), The Monroe County Bank (the “Monroeville Bank”), The Commercial Bank of Demopolis (the “Demopolis Bank”), Sweet Water State Bank (the “Sweet Water Bank”), BankTrust of Florida (the “Wewahitchka Bank”), BankTrust of Alabama (the “Eufaula Bank”) and BankTrust, Florida (the “Santa Rosa Beach Bank”), (collectively the “Banks”), and South Alabama Trust Company, Inc. (the “Trust Company”). All significant intercompany accounts and transactions are eliminated. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans and investment securities in South Alabama and Northwest Florida. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

BASIS OF FINANCIAL STATEMENT PRESENTATION – The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. All dollars and shares are in thousands except per share amounts. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

A substantial portion of the Company’s loans are secured by real estate in South Alabama and Northwest Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Cash paid for:
Interest	$8,792	$12,196	$18,356
Income taxes	2,126	3,095	3,275
Non-cash transactions:
Fair value of assets acquired	379,758	39,967
Capital stock issued to acquire assets	34,519	4,054
Liabilities assumed	345,239	35,913

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

SECURITIES AVAILABLE FOR SALE – Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities available for sale may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets.

LOANS AND INTEREST INCOME – Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans.

Interest on commercial and real estate loans is accrued and credited to income based on the principal amount outstanding. Interest on installment loans is recognized using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Generally, loans 90 days and over past due are placed on non accrual unless there is sufficient collateral to assure collectibility of principal and interest and the loan is in the process of collection. Upon such discontinuance, all unpaid accrued interest is reversed against current income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

ALLOWANCE FOR LOAN LOSSES – The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, management’s judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans, management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

collateral type, current economic conditions, the level and trend of loan quality ratios, and such other factors which, in Management’s judgement, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

PREMISES AND EQUIPMENT – Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases as applicable. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. There were no impairment losses recorded in 2003, 2002 or 2001.

OTHER REAL ESTATE OWNED – Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, all of which are beyond the Company’s control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, and including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

INCOME TAXES – The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTANGIBLE ASSETS – Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. Core deposit intangible assets are amortized over 7 years using the straight line method. There were no significant impairment losses recorded in 2003, 2002 or 2001. In 2001 goodwill was amortized on the straight-line basis over 25 years.

TREASURY STOCK – Treasury stock repurchases and sales are accounted for using the cost method.

TRUST COMPANY ASSETS AND INCOME – Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK OPTIONS – The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is considered to be equal to the fair value of the stock at the date of grant, no compensation cost is recognized.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”).

The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At December 31, 2003, options for 301 shares were granted and outstanding under the 1993 Plan.

The Company may grant options for up to 250 shares to employees and directors under the 2001 Plan and has granted options of 14 shares under the 2001 Plan through December 31, 2003, of which 13 shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest upon issuance, are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for these plans been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income as reported	$6,322	$7,323	$6,226
Compensation expense, net of tax	(11)	(18)	(175)

Pro forma net income	$6,311	$7,305	$6,051

Earnings per share:
As reported
Basic	$.72	$.85	$.73
Diluted	.71	.84	.73
Pro forma
Basic	$.72	$.84	$.71
Diluted	.71	.84	.71

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002, and 2001 and the changes during the years then ended is as follows:

	2003		2002		2001
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	360	$11.77	360	$10.77	319	$11.10
Granted	5	11.68	8	9.95	44	11.31
Exercised	(45)	8.66	(8)	8.67	(3)	8.67
Forfeited	(6)	8.66

Outstanding at end of year	314	11.61	360	11.77	360	10.77

Exercisable at end of year	309	11.61	352	11.54	319	9.40

Weighted average fair value of the options granted		$3.45		$3.41		$3.99

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

At December 31, 2003, 220 of the 314 options had exercise prices between $8 and $12 with a weighted average exercise price of $9.96 and an average remaining contractual life of 3.70 years. 89 of these options had exercise prices between $12 and $16 with a weighted average exercise price of $15.64 and an average remaining contractual life of 4.57 years. The remaining 5 options outstanding at December 31, 2003 consist of options with an exercise price of $22.19 and an average remaining contractual life of 4.58 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively; risk-free interest rates of 2.94%, 2.89%, and 4.38%; expected dividend yields of 4.5%, 4.4%, and 4.1%; expected lives of 5 years in 2003, 2002 and 2001; and expected volatility of 43%, 56%, and 35%, respectively.

RECLASSIFICATIONS – Certain reclassifications of 2002 and 2001 balances have been made to conform with classifications used in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS – In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others; an Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation 34. Guarantors will have to meet new disclosure and liability – recognition requirements for guarantees of debt. The effect of adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIE’s, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures.

The Interpretation was effective immediately for all enterprises with variable interest in VIEs created after January 31, 2003. A public company with variable interest in a VIE created before February 1, 2003 was required to apply the provisions of this Interpretation for the first interim or annual reporting period ending after December 15, 2003; however, early adoption was permitted. Effective December 29, 2003, the Company adopted the Interpretation. The effect of adoption of the Interpretation did not have a material impact on the Company’s consolidated financial statements.

On December 24, 2003, the FASB issued a revision of FIN 46 (FIN46(R)), which replaced the Interpretation issued in January 2003. The revised interpretation clarifies some of the provisions of FIN 46 and provides additional exemptions for certain entities. Under the provisions of FIN 46(R), the Company is permitted to continue the application of FIN 46 until the reporting period ending March 31, 2004, at which time the Company will adopt the provisions of FIN 46(R).

The Company does not expect the adoption of FIN 46(R) to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

those instruments were previously classified as equity. SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any of these types of financial instruments and therefore the effect of this Statement on the Consolidated Financial Statements was not material.

Note 2. Business Combination

On December 30, 2003, CommerceSouth, Inc., the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama and referred to herein as the “Eufaula Bank”) and CommerceSouth Bank Florida (now BankTrust and referred to herein as the “Santa Rosa Beach Bank”), was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of the Eufaula Bank and the Santa Rosa Beach Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of the Eufaula Bank and the Santa Rosa Beach Bank have been included in the consolidated results of the Company from December 30, 2003. The Eufaula Bank had total assets of $184,227 at December 31, 2003, and the Santa Rosa Beach Bank had total assets of $190,494 at December 31, 2003. The Eufaula Bank has five locations in central and southeastern Alabama and the Santa Rosa Beach Bank has eight branches in the Florida panhandle. The Company’s Board of Directors viewed the acquisition of CommerceSouth, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area. In determining the price, the company considered the following: (1) anticipated effect of the merger on the Company’s earnings per share; (2) anticipated effect on the Company’s book value per share; (3) the complementary nature of CommerceSouth, Inc’s. retail branch network with the Company’s existing operations; and (4) enhanced opportunities for growth. The purchase price was $73,441 and was settled with 2,156 shares of the Company’s common stock, 40 common stock options valued at $220 using the Black-Scholes pricing model and cash of $38,922, of which $38,422 is reflected as acquisition related payable in the accompanying 2003 statement of condition. The cash amount includes transaction costs of approximately $500. Each share issued was valued at $15.908 which was the average price at which the shares were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two trading days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $37,970 and a core deposit intangible asset of $5,241.

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Bank Trust of Florida, was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of Wewahitchka State Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. Wewahitchka State Bank has three locations in the Florida panhandle. The Company’s Board of Directors viewed the acquisition of Wewahitchka State Bank as an opportunity to acquire a

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

franchise in the northwest Florida market. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company’s earnings per share, (2) anticipated effect on the Company’s book value per share, (3) the value to the Company of a presence in the Florida panhandle, and (4) alternative methods of entering the Florida panhandle and cost of those methods. The purchase price was $4,054 and was settled with 385 shares of the Company’s common stock. Each share issued was valued a $10.76 which was the average price at which the share were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $1,799 and a core deposit intangible asset of $88.

Assuming the April 16, 2002 acquisition of Gulf Coast Community Bancshares, Inc. and the December 30, 2003 acquisition of CommerceSouth, Inc. had occurred on January 1, 2002, the consolidated results of operations on a pro forma basis for the years ended December 31, 2003 and 2002 would have been as follows:

	Year ended December 31,
	2003	2002
Net interest income	$36,110	$34,345
Net income	7,474	8,027

Net income per share – basic	$.69	$.74
Net income per share – diluted	.68	.73

Pending Sale of Wewahitchka Bank

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $43.7 million and total deposits of approximately $37.5 million at December 31, 2003.

Note 3. Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2003 and 2002 was approximately $6,024 and $5,478, respectively.

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost amounts and the corresponding market values of investment securities available for sale at December 31, 2003 and 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003:
U.S. Treasury securities	$4,080	$16		$4,096
Obligations of U.S. Government agencies	104,913	810	$612	105,111
Obligations of states and political subdivisions	71,048	2,729	31	73,746
Federal Home Loan Bank Stock	2,270			2,270
Other investments	7,912	263	1	8,174

Total	$190,223	$3,818	$644	$193,397

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002:
U.S. Treasury securities	$801	$25		$826
Obligations of U.S. Government agencies	117,813	2,426	$48	120,191
Obligations of states and political subdivisions	55,178	2,280	39	57,419
Federal Home Loan Bank Stock	1,483			1,483
Other investments	5,171	252		5,423

Total	$180,446	$4,983	$87	$185,342

Securities available for sale with a carrying value of approximately $92,677 and $86,872 at December 31, 2003 and 2002, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $7,448 and $9,981 at December 31, 2003 and 2002, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $35,097 in 2003, $38,946 in 2002 and $15,813 in 2001. Gross realized gains on the sale of these securities were $659 in 2003, $891 in 2002 and $213 in 2001, and gross realized losses were $29 in 2003, $2 in 2002 and $40 in 2001.

Maturities of securities available for sale as of December 31, 2003, are as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$10,809	$10,886
Due in 1 to 5 years	47,204	48,047
Due in 5 to 10 years	69,132	70,019
Due in over 10 years	63,078	64,445

Total	$190,223	$193,397

The following table shows the Company’s combined investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government agencies	$40,802	$612			$40,802	$612
Obligations of states and political subdivisions	1,761	31			1,761	31
Other investments	49	1			49	1

Total	$42,612	$644			$42,612	$644

At December 31, 2003, the Company had 31 investment securities that were in an unrealized loss position or impaired for the less than 12 months timeframe and no investments securities in an unrealized loss position or impaired for the more than 12 months timeframe. All of these investment securities’ impairments are deemed by Management to be temporary. The majority of these securities are backed by 1-4 family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

by 1-4 family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not expect any other-than-temporary impairments to develop related to these investment securities.

Note 5. Loans

A summary of loans follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$409,350	$219,987
Real estate – construction	63,763	28,239
Real estate – mortgage	185,914	111,677
Consumer, installment and single pay	61,596	57,752

Total	$720,623	$417,655

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and in Management’s opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $44,865 at December 31, 2003, and $23,718 at December 31, 2002. During 2002, $92,818 of new loans and advances were made, and principal repayments totaled $71,671. Outstanding commitments to extend credit to related parties totaled $24,126 at December 31, 2003.

At December 31, 2003 and 2002, non-accrual loans totaled $3,542 and $3,726, respectively. The amount of interest income that would have been recorded during 2003, 2002 and 2001, if these non-accrual loans had been current in accordance with their original terms, was $193, $188 and $165, respectively. The amount of interest income actually recognized on these loans during 2003, 2002 and 2001 was $45, $121 and $29, respectively.

At December 31, 2003 and 2002, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $3,542 and $3,726, respectively (all of which were carried on a non-accrual basis). Included in this amount is $3,454 in 2003 and $3,464 in 2002 of impaired loans for which the related allowance for loan losses is $906 in 2003 and $776 in 2002. The amounts of impaired loans that did not have specific allowances for loan losses were $88 in 2003 and $262 in 2002. The average recorded investment amounts in impaired loans during the years ended December 31, 2003 and 2002, were approximately $2,946 and $2,886, respectively.

Loans include loans held for sale of $3,201 at December 31, 2003 and $2,963 at December 31, 2002.

Note 6. Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
Balance at the beginning of year	$6,356	$5,328	$4,608
Balance acquired	3,424	1,470
Provision charged to operating expense	2,082	961	1,787
Losses charged off	(3,050)	(1,749)	(1,411)
Recoveries	364	346	344

Balance at the end of the year	$9,176	$6,356	$5,328

Activity in the allowance for losses on other real estate owned was not significant in 2003, 2002 and 2001.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Useful Lives	December 31,
		2003	2002
Land and land improvements		$10,901	$4,601
Bank buildings and improvements	40 years	22,631	11,304
Furniture, fixtures and equipment	3-10 years	14,979	11,194
Leasehold improvements	5-15 years	2,477	2,365

Total		50,988	29,464
Less accumulated depreciation and amortization		16,004	13,728

Premises and equipment – net		$34,984	$15,736

The provision for depreciation and amortization charged to operating expense in 2003, 2002, and 2001 amounted to $1,559, $1,564 and $1,250, respectively.

Note 8. Goodwill and Intangible Assets

The following details the changes in the carrying amount of goodwill and information related to other intangible assets for 2003 and 2002:

	Monroeville	Wewahitchka	Eufaula	Santa Rosa Beach	Total
Balance at December 31, 2002	$3,981	$1,799			$5,780
Goodwill acquired at December 30, 2003			$20,085	$17,885	37,970

Balance at December 31, 2003	$3,981	$1,799	$20,085	$17,885	$43,750

	Monroeville	Wewahitchka	Total
Balance at December 31, 2001	$3,981		$3,981
Goodwill acquired at April 16, 2002	0	$1,799	1,799

Balance at December 31, 2002	$3,981	$1,799	$5,780

The Company’s intangible assets subject to amortization were $5,308 at December 31, 2003 and $79 at December 31, 2002 with an original cost of $5,329 at December 31, 2003 and $88 at December 31, 2002 and with accumulated amortization of $21 at December 31, 2003 and $9 at December 31, 2002. Amortization expense for core deposit intangible assets for the years ended December 31, 2003 and 2002 was $13 and $9, respectively. Such intangible assets are amortized over 7 years. Estimated amortization expense related to other intangible assets for the next five years is $762 per year for the years 2004 through 2008.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$6,322	$7,323	$6,226
Add back goodwill amortization			135

Adjusted net income	$6,322	$7,323	$6,361

Basic earnings per share
Reported net income	$.72	$.85	$.73
Goodwill amortization			.02

Adjusted net income	$.72	$.85	$.75

Diluted earnings per share
Reported net income	$.71	$.84	$.73
Goodwill amortization			.01

Adjusted net income	$.71	$.84	$.74

Note 9. Deposits

The following summary presents the detail of interest bearing deposits:

	December 31,
	2003	2002
Interest bearing checking accounts	$122,004	$87,189
Savings accounts	85,900	41,211
Money market savings accounts	101,956	58,240
Time deposits ($100 or more)	182,353	126,129
Other time deposits	206,864	149,882

Total	$699,077	$462,651

The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,
	2003	2002	2001
Interest bearing checking accounts	$666	$1,072	$1,723
Savings accounts	332	587	895
Money market savings accounts	538	982	1,858
Time deposits ($100 or more)	3,074	3,515	4,612
Other time deposits	3,351	5,189	8,024

Total	$7,961	$11,345	$17,112

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

The following table reflects maturities of time deposits at December 31, 2003:

	Less than 1 year	1 to 5 years	5 to 10 years	Total
$100 or more	$160,189	$22,164		$182,353
Other time deposits	173,744	33,081	$39	206,864

Total	$333,933	$55,245	$39	$389,217

Note 10. Short-Term Borrowings

Following is a summary of short-term borrowings:

	December 31,
	2003	2002
Federal funds purchased	$13,905	$143
Securities sold under agreement to repurchase	7,448	9,981
Other short-term borrowings	3,964	1,454

Total	$25,317	$11,578

Weighted average interest rate at year-end	.91%	.58%
Weighted average interest rate on amounts outstanding during the year (based on average of daily balances)	.72%	1.12%

Information concerning securities sold under agreement to repurchase summarized as follows:

	2003	2002	2001
Average balance during the year	$6,993	$6,836	$5,668
Average interest rate during the year	.51%	.94%	3.42%
Maximum month-end balances during the year	$9,375	$9,981	$7,909

Federal funds purchased and securities sold under agreements to repurchase generally represented overnight borrowing transactions. Other short-term borrowings consist of demand notes owed to the U.S. Treasury.

In 2003, federal funds purchased had an average balance of $949, a maximum month end balance of $13,905 and an average interest rate during the year of 1.90%. At December 31, 2003, federal funds purchased had an interest rate of 1.25%. Federal funds purchased activity was not material in 2002 and 2001.

At December 31, 2003 and 2002, securities sold under agreements to repurchase had interest rates of .50 percent and 0.51 percent, respectively. Included in the balances of securities sold under agreements to repurchase at December 31, 2003 and 2002, were repurchase agreements to related parties of $2,532 and $4,989, respectively.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

Federal Home Loan Bank (FHLB) borrowings are summarized as follows:

	December 31,
	2003	2002	2001
Balance at the end of the year	$20,500	$6,000	$6,000
Average balance during the year	12,473	6,000	$6,000
Maximum month-end balances during the year	20,500	6,000	$6,000
Daily weighted average interest rate during the year	2.81%	5.67%	5.67%
Weighted average interest rate at year-end	2.12%	5.67%	5.67%

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Information concerning rates, call dates and maturity dates at December 31, 2003 are as follows:

	Amount	Interest Rate	Call Date
FHLB Advance due March 6, 2006	$10,000	1.18%	03/10/2004 (quarterly thereafter)
FHLB Advance due April 23, 2004	6,500	1.35	not callable
FHLB Advance due November 10, 2005	2,000	5.90	callable quarterly
FHLB Advance due June 23, 2008	2,000	5.51%	callable quarterly

Total	$20,500

The FHLB advances are at fixed rates and are secured by the borrowing bank’s investment in FHLB stock, which totaled $1,660 and $394 at December 31, 2003 and 2002, respectively, and also by a blanket floating lien on portions of the borrowing bank’s one to four family residential mortgage loan portfolio which totaled approximately $81.1. The FHLB advances require quarterly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

The Company created a business trust to issue trust preferred securities to finance a portion of the purchase of CommerceSouth, Inc. There was no payable to trust in 2002 or 2001. The payable to Trust matures in 2033 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 2.90%. The Company does not have the option to repay any part of this payable until 2008. The payable to Trust is summarized as follows:

December 31, 2003
Balance at the end of the year	$18,000
Average balance during the year	148
Maximum month-end balances during the year	18,000
Daily weighted average interest rate during the year	4.07%
Weighted average interest rate at year-end	4.07%

Note 12. Accounting for Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2003	2002	2001
Current income tax expense:
Federal	$2,495	$2,254	$2,512
State	408	386	424

Total current income tax expense	2,903	2,640	2,936

Deferred income tax expense (benefit):
Federal	(364)	345	(345)
State	(60)	53	(77)

Total deferred income tax expense (benefit)	(424)	398	(422)

Total income tax expense	$2,479	$3,038	$2,514

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Total income tax expense differed from the amount computed using the applicable statutory Federal income tax rate of 34 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2003	2002	2001
Income tax expense at statutory rate	$2,992	$3,523	$2,972
Increase (decrease) resulting from:
Tax exempt interest	(872)	(887)	(865)
Reduced interest deduction on debt used to carry tax-exempt securities	46	67	108
State income tax, net of federal benefit	230	290	251
Other, net	83	45	48

Total	$2,479	$3,038	$2,514

Effective tax rate	28.2%	29.3%	28.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$3,441	$2,383
Deferred compensation	906
Accrued pension cost	252	349
Other	408	166

Total deferred tax assets	5,007	2,898

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,184)	(1,830)
Core deposit intangibles	(1,965)
Differences between book and tax basis of property	(2,155)	(1,081)
Investment securities acquired in business combination	(577)
Other	(128)	(281)

Total deferred tax liabilities	(6,009)	(3,192)

Net deferred tax asset (liability)	$(1,002)	$(294)

There was no valuation allowance during either 2003 or 2002 as a result of the substantial amount of income taxes paid in prior years.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 13. Retirement Plans

PENSION PLAN – BancTrust maintains a pension plan which generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2003	2002
Balance at beginning of year	$9,052	$7,437
Service cost	524	511
Interest cost	600	528
Benefits paid	(625)	(210)
Actuarial (gain) loss	(221)	786

Balance, end of year	$9,330	$9,052

	Plan Assets
	2003	2002
Balance at beginning of year	$5,480	$6,379
Return on plan assets	847	(689)
Employer contribution	398
Benefits paid	(625)	(210)

Balance, end of year	$6,100	$5,480

The net pension liability recognized in the consolidated statements of condition was as follows:

	2003	2002
Funded status	$(3,229)	$(3,572)
Unrecognized transition obligation	26	27
Unrecognized prior service cost	48	55
Unrecognized net loss	2,296	2,898

Net pension liability recognized	$(859)	$(592)

The accumulated benefit obligation for the pension plan was $7,705 and $7,084 at December 31, 2003 and 2002, respectively.

Amounts recognized in the 2003 and 2002 consolidated statement of condition were as follows:

	2003	2002
Accrued pension liability	$(1,605)	$(1,604)
Intangible asset	74	82
Accumulated other comprehensive income	672	930

Net amount recognized	$(859)	$(592)

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Components of the plan’s net cost were as follows:

	2003	2002	2001
Service cost	$525	$511	$496
Interest cost	600	528	514
Expected return on plan assets	(558)	(624)	(631)
Net amortization	7	9	7
Recognized net gain	92

Net pension cost	$666	$424	$386

The weighted average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2003	2002	2001
Discount	6.75%	7.25%	7.50%
Annual salary increase	5.00	5.00	5.00
Long-term return on plan assets	8.50	8.50	8.50

The expected long-term return on plan assets is based on historical returns on each of the categories.

The weighted average rates assumed in the actuarial calculations for the benefit obligations at December 31, (the measurement date) include the following:

	2003	2002
Discount	6.40%	6.75%
Annual salary increase	3.50%	5.00%

The weighted-average asset allocation of pension benefit plan assets at December 31 were:

	2003	2002
Debt Securities	70.00%	70.00%
Equity Securities	30.00	30.00

Total	100.00%	100.00%

The target weighted-average asset allocation of pension benefit plans at December 31 were:

Asset Category	2003	2002
Debt Securities	70%-60%	70%-60%
Equity Securities	40%-30%	40%-30%

BancTrust expects to contribute $1,647 to the pension plan in 2004.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

MOBILE BANK SUPPLEMENTAL PLAN – The Mobile Bank maintains an unfunded and unsecured Supplemental Retirement Plan designed to supplement the benefits payable under the BancTrust Plan for certain key employees selected by the Mobile Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Mobile Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust Plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and any liabilities associated with the Supplemental Plan are material.

SAVINGS AND PROFIT SHARING PLAN – BancTrust maintains the BankTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 10% of his or her pay into the plan. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2%, $0.75 per $1.00 on the next 2% and $0.50 per $1.00 on the next 2%. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. The Company made total contributions of $444, $478 and $508 during 2003, 2002, and 2001, respectively.

Note 14. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2003, 2002 and 2001. Diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the Stock Option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

The following table represents the earnings per share calculations for the years ended December 31, 2003, 2002 and 2001. The Company excluded from the calculation of earnings per share 38, 155 and 121 shares for the years ended December 31, 2003, 2002 and 2001, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

December 31, 2003	Net Income	Weighted Average Shares	Earnings Per Share
Basic	$6,322	8,754	$.72
Dilutive stock options plan shares		134

Diluted	$6,322	8,888	$.71

December 31, 2002	Net Income	Weighted Average Shares	Earnings Per Share
Basic	$7,323	8,658	$.85
Dilutive stock options plan shares		38

Diluted	$7,323	8,696	$.84

December 31, 2001	Net Income	Weighted Average Shares	Earnings Per Share
Basic	$6,226	8,527	$.73
Dilutive stock option plan shares		35

Diluted	$6,226	8,562	$.73

Note 15. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are limited to the bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2004, that the Banks could declare, without the approval of regulators, totaled $7,356.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Banks meet all capital adequacy requirements to which they are subject.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

As of December 31, 2003 and 2002, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below.

Currently the Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 Capital up to a maximum of 25% of Tier 1 Capital. Based on the issuance of Financial Interpretation No. 46, Consolidation of Variable Interest Entities, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and Federal Reserve SR Letter SR 03-13 dated July 2, 2003, some commentators have predicted that the Federal Reserve System may reduce or eliminate a bank holding company’s ability to include amounts related to trust preferred securities in the Tier 1 Capital calculation. If such amounts are excluded from the Tier 1 Capital calculation altogether, and if that exclusion is retroactive or otherwise applies to BancTrust, then it would have the effect of reducing BancTrust’s Tier 1 Capital Ratio to 8.04 percent at December 31, 2003.

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total Capital (to Risk Weighted Assets)
Consolidated	$92,153	11.3%	$65,187	8.0%
Demopolis Bank	7,887	13.1	4,821	8.0	$6,026	10.0%
Santa Rosa Beach Bank	15,249	10.5	11,631	8.0	14,538	10.0
Eufaula Bank	17,323	11.8	11,768	8.0	14,710	10.0
Monroeville Bank	11,573	14.8	6,272	8.0	7,841	10.0
Mobile Bank	35,980	11.8	24,325	8.0	30,407	10.0
Sweet Water Bank	5,075	11.7	3,467	8.0	4,334	10.0
Wewahitchka Bank	4,554	13.3	2,744	8.0	3,431	10.0

Tier I Capital (to Risk Weighted Assets)
Consolidated	$83,546	10.3%	$32,594	4.0%
Demopolis Bank	7,132	11.8	2,410	4.0	$3,616	6.0%
Santa Rosa Beach Bank	13,481	9.3	5,815	4.0	8,723	6.0
Eufaula Bank	15,692	10.7	5,884	4.0	8,826	6.0
Monroeville Bank	10,885	13.9	3,136	4.0	4,704	6.0
Mobile Bank	33,191	10.9	12,163	4.0	18,244	6.0
Sweet Water Bank	4,533	10.5	1,734	4.0	2,600	6.0
Wewahitchka Bank	4,120	12.0	1,372	4.0	2,058	6.0

Tier I Capital (to Average Assets)
Consolidated	$83,546	13.2%	$25,344	4.0%
Demopolis Bank	7,132	8.4	3,400	4.0	$5,100	6.0%
Santa Rosa Beach Bank	13,481	7.9	6,851	4.0	10,277	6.0
Eufaula Bank	15,692	9.6	6,556	4.0	9,834	6.0
Monroeville Bank	10,885	8.7	4,993	4.0	7,490	6.0
Mobile Bank	33,191	9.1	14,515	4.0	21,772	6.0
Sweet Water Bank	4,533	8.4	2,165	4.0	3,247	6.0
Wewahitchka Bank	4,120	9.5	1,731	4.0	2,596	6.0

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002
Total Capital (to Risk Weighted Assets)
Consolidated	$77,428	16.0%	$38,713	8.0%
Demopolis Bank	9,065	16.5	4,392	8.0	$5,491	10.0%
Monroeville Bank	14,218	17.9	6,337	8.0	7,922	10.0
Mobile Bank	42,432	14.9	22,757	8.0	28,446	10.0
Sweet Water Bank	6,888	17.5	3,148	8.0	3,936	10.0
Wewahitchka Bank	4,126	15.5	2,124	8.0	2,655	10.0

Tier I Capital (to Risk Weighted Assets)
Consolidated	$71,977	14.9%	$19,357	4.0%
Demopolis Bank	8,378	15.3	2,196	4.0	$3,294	6.0%
Monroeville Bank	13,534	17.1	3,169	4.0	4,753	6.0
Mobile Bank	39,175	13.8	11,378	4.0	17,067	6.0
Sweet Water Bank	6,405	16.3	1,574	4.0	2,361	6.0
Wewahitchka Bank	3,786	14.3	1,062	4.0	1,593	6.0

Tier I Capital (to Average Assets)
Consolidated	$71,977	10.9%	$26,358	4.0%
Demopolis Bank	8,378	9.9	3,392	4.0	$5,088	6.0%
Monroeville Bank	13,534	10.8	4,994	4.0	7,491	6.0
Mobile Bank	39,175	11.16	14,042	4.0	21,063	6.0
Sweet Water Bank	6,405	11.7	2,187	4.0	3,281	6.0
Wewahitchka Bank	3,786	9.2	1,644	4.0	2,466	6.0

Note 16. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2003 and 2002. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:

SECURITIES AVAILABLE FOR SALE – Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

LOANS – For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans.

DEPOSITS – The fair value disclosed for demand deposits (i.e., interest and non-interest bearing demand, savings and money market savings) is, as required by SFAS No. 107, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

FHLB ADVANCES AND LONG TERM DEBT – The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to the Company’s financial statements at December 31, 2003 and 2002, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2003 and 2002, are summarized below.

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities available for sale	$193,397	$193,397	$185,342	$185,342
Loans	710,654	713,649	411,003	416,580
Financial liabilities:
Deposits	$848,598	$848,949	$562,697	$563,295
FHLB advance and long-term debt	38,500	38,500	6,000	6,000

SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

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

	December 31,
	2003	2002
Standby letters of credit	$22,971	$9,359
Commitments to extend credit	140,039	93,981

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2003 was $22,971, and that sum represents the Company’s maximum credit risk. At December 31, 2003, the Company had $186 of unearned fees associated with standby letter of credit agreements entered into subsequent to December 31, 2002. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

At December 31, 2003, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2003 were not significant.

Rental expense under all operating leases amounted to $211, $160, and $136 in 2003, 2002, and 2001, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the results of operations.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 18. Non-Interest Revenue

Components of other non-interest revenue are as follows:

	Year Ended December 31,
	2003	2002	2001
Mortgage loan referral fees	$925	$707	$592
Other	1,179	938	825

Total	$2,104	$1,645	$1,417

Note 19. Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2003	2002	2001
Advertising	$358	$389	$324
Professional services	520	465	750
Stationery and supplies	627	654	489
Telephone	450	393	306
Other	4,432	3,985	3,298

Total	$6,387	$5,886	$5,167

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 20. Segment Reporting

Under Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the six reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1 – Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2003 the Company merged its Brewton Bank into the Mobile Bank. All prior segment information has been restated to reflect this merger. The column “other” includes BancTrust and the Trust Company. The results for the seven reportable segments of the Company are included in the following table:

	2003
	Mobile Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewahitchka Bank	Eufaula Bank	Santa Rosa Beach Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$18,216	$5,315	$4,881	$2,907	$2,322	$22	$28	$33	$(11)	$33,713
Total interest expense	3,875	1,480	1,649	684	681	4	7	9	(11)	8,378

Net interest revenue	14,341	3,835	3,232	2,223	1,641	18	21	24		25,335
Provision for loan losses	1,502		340	240						2,082

Net interest income after provision	12,839	3,835	2,892	1,983	1,641	18	21	24		23,253
Total non-interest revenue	3,855	963	538	570	624	6	4	1,723	(7)	8,276
Total non-interest expense	11,255	2,321	2,149	2,081	1,755	8	7	3,159	(7)	22,728

Income before taxes	5,439	2,477	1,281	472	510	16	18	(1,412)		8,801
Provision for income taxes	1,746	602	327	125	188	5	6	(520)		2,479

Net income	$3,693	$1,875	$954	$347	$322	$11	$12	$(892)		$6,322

Other significant items:
Total assets	$388,906	$125,975	$83,823	$52,604	$43,683	$184,227	$190,494	$175,210	$(168,022)	$1,076,900
Total investment securities	53,787	70,179	19,586	7,821	6,806	21,860	12,639	719		193,397
Total loans, net of unearned income	271,919	45,192	60,143	41,422	31,028	127,582	142,544			719,830
Investment in subsidiaries	190							141,597	(141,787)
Total interest revenue from customers	18,208	5,314	4,881	2,907	2,322	22	28	31		33,713
Total interest revenue from affiliates	8	1						2	(11)

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

	2002
	Mobile Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Wewahitchka Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$19,562	$6,038	$5,201	$3,345	$1,747	$31	$(18)	$35,906
Total interest expense	5,772	1,989	2,322	1,035	661	5	(18)	11,766

Net interest revenue	13,790	4,049	2,879	2,310	1,086	26		24,140
Provision for loan losses	510		250	150	51			961

Net interest income after provision	13,280	4,049	2,629	2,160	1,035	26		23,179
Total non-interest revenue	3,119	1,021	601	636	278	1,926	(12)	7,569
Total non-interest expense	10,204	2,411	2,109	1,892	1,132	2,651	(12)	20,387

Income before taxes	6,195	2,659	1,121	904	181	(699)		10,361
Provision for income taxes	1,990	705	270	264	67	(258)		3,038

Net income	$4,205	$1,954	$851	$640	$114	$(441)		$7,323

Other significant items:
Total assets	$352,429	$132,510	$83,855	$51,808	$43,961	$84,101	$(82,854)	$665,810
Total investment securities	68,584	75,070	24,291	9,747	7,650			185,342
Total loans, net of unearned income	253,133	44,204	54,774	38,340	26,908			417,359
Investment in subsidiaries	105					81,510	(81,615)
Total interest revenue from customers	19,546	6,038	5,199	3,345	1,747	31		35,906
Total interest revenue from affiliates	16		2			(18)

	2001
	Mobile Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	All Other	Eliminations	Consolidated
Total interest revenue	$23,173	$7,153	$5,859	$4,191	$30	$(89)	$40,317
Total interest expense	9,681	3,008	3,031	2,064		(89)	17,695

Net interest revenue	13,492	4,145	2,828	2,127	30		22,622
Provision for loan losses	1,211	106	267	203			1,787

Net interest income after provision	12,281	4,039	2,561	1,924	30		20,835
Total non-interest revenue	2,834	558	591	495	1,871	(8)	6,341
Total non-interest expense	9,328	2,359	2,004	1,954	2,799	(8)	18,436

Income before taxes	5,787	2,238	1,148	465	(898)		8,740
Provision for income taxes	1,772	671	301	103	(333)		2,514

Net income	$4,015	$1,567	$847	$362	$(565)		$6,226

Other significant items:
Total assets	$343,606	$118,619	$77,582	$56,035	$75,340	$(78,810)	$592,372
Total investment securities	62,891	55,377	16,157	11,931			146,356
Total loans, net of unearned income	236,009	52,688	55,765	37,851			382,313
Investment in subsidiaries	90				73,221	(73,311)
Total interest revenue from customers	23,121	7,116	5,859	4,191	30		40,317
Total interest revenue from affiliates	52	37				(89)

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 21. Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of changes in shareholders’ equity and comprehensive income. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2003
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(1,093)	$(410)	$(683)
Less realized gains	(630)	(236)	(394)

Net change in unrealized loss on securities	(1,723)	(646)	(1,077)
Additional minimum pension liability adjustment	258	97	161

Net change in unrealized losses	$(1,465)	$(549)	$(916)

	2002
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$4,379	$1,633	$2,746
Less realized gains	(889)	(329)	(560)

Net change in unrealized gain on securities	3,490	1,304	2,186
Additional minimum pension liability adjustment	(930)	(349)	(581)

Net change in unrealized gains	$2,560	$955	$1,605

	2001
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$1,093	$406	$687
Less realized gains	(173)	(64)	(109)

Net change in unrealized gains	$920	$342	$578

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 22. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2003	2002
ASSETS
Cash and short-term investments	$31,070	$186
Investment in subsidiaries – eliminated upon consolidation	141,597	81,510
Other assets	2,653	505

Total	$175,320	$82,201

LIABILITIES
Payable to trust	$18,000
Acquisition related payable	38,422
Other liabilities	2,232	$1,297

Total liabilities	58,654	1,297

SHAREHOLDERS’ EQUITY
Preferred stock – no par value Shares authorized – 500 Shares outstanding – none
Common stock – $.01 par value Shares authorized – 20,000 Shares issued – 11,106 in 2003 and 8,985 in 2002	112	90
Capital surplus	76,833	41,949
Accumulated other comprehensive income, net	1,569	2,485
Deferred compensation payable in common stock	955
Retained earnings	40,560	38,788
Treasury stock, 256 in 2003 and 2002, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 37 in 2003 and 0 in 2002	(955)

Total shareholders’ equity	116,666	80,904

Total	$175,320	$82,201

Condensed Statements of Operations

	Year Ended December 31,
	2003	2002	2001
Cash dividends from subsidiaries	$18,650	$7,545	$4,450
Other income		15

Total income	18,650	7,560	4,450
Interest expense long term debt	6
Expenses – other	1,122	790	911

Income before undistributed income of subsidiaries	17,522	6,770	3,539
(Dividends in excess of)/Equity in undistributed earnings of subsidiaries	(11,200)	553	2,687

Net Income	$6,322	$7,323	$6,226

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars and Shares in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$6,322	$7,323	$6,226
Adjustments to reconcile net income to net cash provided by operating activities:
(Dividends in excess of)/Equity in undistributed earnings of subsidiaries	11,200	(553)	(2,687)
Other	(1,213)	145	(387)

Net cash provided by operating activities	16,309	6,915	3,152

INVESTING ACTIVITIES
Investment in subsidiary		(1,400)
Sale of land		396	691
Other	738	(98)

Net cash provided by (used in) investing activities	738	(1,102)	691

FINANCING ACTIVITIES
Proceeds from short term borrowing	700	1,650
Repayments of short term borrowing	(700)	(1,650)
Cash dividends	(4,550)	(4,149)	(3,751)
Proceed from issuance of long term debt	18,000
Proceeds from issuance of common stock	387	71	36
Purchase of treasury stock		(1,914)	(10)

Net cash used in financing activities	13,837	(5,992)	(3,725)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,884	(179)	118
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	186	365	247

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,070	$186	$365

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 23, 2002, BancTrust dismissed its independent accountants, Arthur Andersen LLP (“Andersen”), and appointed KPMG LLP (“KPMG”) as its new independent accountants, effective immediately. This determination followed BancTrust’s decision to seek proposals from independent accountants to audit BancTrust’s financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by BancTrust’s Board of Directors upon the recommendation of a special Audit Selection Committee made up of several of BancTrust’s Audit Committee members and three additional directors. Andersen’s report on BancTrust’s 2001 financial statements was issued earlier in March 2002, in conjunction with the filing of BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2001.

During BancTrust’s fiscal year ended December 31, 2001, and the subsequent interim period through July 23, 2002, there were no disagreements between BancTrust and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

The audit reports of Andersen on the consolidated financial statements of BancTrust and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within BancTrust’s two most recent fiscal years and the subsequent interim period through July 23, 2002.

During BancTrust’s fiscal year ended December 31, 2001, and the subsequent interim period through July 23, 2002, BancTrust did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

BancTrust requested that Andersen furnish a letter addressed to the Board of Directors of BancTrust stating whether Andersen agrees with the above statements. The Company was informed that Andersen no longer provides such letters.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, the Company’s chief executive officer and chief financial officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation by the chief executive officer and chief financial officer.

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust
J. Stephen Nelson – age 66(1) Chairman (since 1993)	Director (since 1993)

W. Bibb Lamar, Jr. – age 60(2) President and CEO (since 1989)	Director (since 1989)

John B. Barnett, III – age 51(3) Executive Vice President (since 1996)	Director (since 1996)

F. Michael Johnson – age 58(4) Chief Financial Officer & Secretary (since 1993)	None

J. Olen Kerby, Jr.– age 49(5) Executive Vice President (since 1999)	None

Caulie T. Knowles, III– age 45(6) Executive Vice President (since 2004)	None

Stratton F. Lewis, Jr. – age 54(7) Executive Vice President (since 1999)	Director (since 1999)

(1)	Previously: Chairman, 1993-2003, Chief Executive Officer, 1984-2003, and Director, 1979-2003, BankTrust of Brewton, which was merged into the Mobile Bank in 2003.
(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Mobile Bank. Previously: President (1989-1998), the Mobile Bank.
(3)	Chairman, since 1994, and Director, since 1983, the Monroeville Bank. Previously: Vice Chairman (1989-1994), the Monroeville Bank. From 1983 until the merger with BancTrust in 1996, Mr. Barnett was Vice President and a director of the Monroeville Bank’s holding company.
(4)	Executive Vice President and Cashier, since 1986, the Mobile Bank.
(5)	President, Chief Executive Officer and Director, since 1993, the Demopolis Bank. Mr. Lewis and Mr. Kerby are first cousins.
(6)	President, Chief Executive Officer and Director of the Santa Rosa Beach Bank since 1997 and President, Chief Executive Officer and Director of the Eufaula Bank since 2002. Chief Operating Officer of CommerceSouth, Inc. from 2002 until its merger with BancTrust in 2003.
(7)	President, Chief Executive Officer and Director, since 1987, and Chairman since 1994, the Sweet Water Bank. From 1987 until its merger with BancTrust in 1999, Mr. Lewis served as President, Chief Executive Officer and Chairman of the Board of the Sweet Water Bank’s holding company. Mr. Lewis and Mr. Kerby are first cousins.

The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the captions “VOTING SECURITIES – Section 16(a) Beneficial Ownership Reporting Compliance”, “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the captions “VOTING SECURITIES – Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Auditors are included in Item 8 above:

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits:

(3) Articles of Incorporation and By-Laws.

1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 0-15423) are incorporated hereby by reference.

2. Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (No. 0-15423), are incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures.

1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 0-15423) are incorporated hereby by reference.

2. Bylaws of SAB Newco, Inc. filed as Exhibit (3).3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (No. 0-15423), are incorporated herein by reference.

3. Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant’s annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

(10) Material Contracts.

1. *The Bank of Mobile Retirement Plan (Restated), dated September 12, 1990, filed as Exhibit (10).8 to the registrant’s annual report on Form 10-K for the year 1991 (No. 0-15423), is incorporated herein by reference.

2. *Contracts pursuant to Supplemental Retirement Plan of The Bank of Mobile, N.A, effective January 1, 1988, filed as Exhibit (10).7 to the registrant’s annual report on Form 10-K for the year 1990 (No. 0-15423), are incorporated herein by reference.

3. *Restated Contracts pursuant to Supplement Retirement Plan of The Bank of Mobile, dated April 1, 1992, filed as Exhibit (10).10 to registrant’s Form 10-K for the year 1992 (No. 0-15423), is incorporated herein by reference.

4. *First National Bank Employees’ Profit Sharing Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).12 to registrant’s annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated by reference.

5. *First National Bank Employees’ Pension Plan, as amended and restated effective January 1, 1989, filed as Exhibit (10).13 to registrant’s Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

6. *Split Dollar Insurance Agreements of First National Bank, filed as Exhibit (10).15 to registrant’s annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

7. *Deferred Compensation Agreements of First National Bank, filed as Exhibit (10).16 to registrant’s annual report on Form 10-K for the year 1993 (No. 0-15423), is incorporated herein by reference.

8. *South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18 to registrant’s form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

9. Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

10. Lease, entered into April 17, 1995 between Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of Mobile, filed as Exhibit (10).2 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

11. Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

12. Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

13. *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb Lamar, Jr., filed as Exhibit (10).24 to the registrant’s annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

14. *Change in control Compensation Agreement, dated as of November 20, 1995, between First National Bank, Brewton and J. Stephen Nelson, filed as Exhibit (10).25 to the registrant’s annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

15. *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant’s annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

16. *Monroe County Bank Profit Sharing Plan, Amended and Restated January 1, 1989, filed as Exhibit (10).23 to the registrant’s annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

17. *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant’s annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

18. *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

19. *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and John B. Barnett, III, filed as Exhibit (10).29 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

20. *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and Haniel F. Croft filed as Exhibit (10).30 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

21. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Mobile Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

22. *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

23. *South Alabama Bancorporation Employee Savings and Profit Sharing Plan, filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

24. *South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan filed as Appendix B to the registrant’s Proxy Statement on Schedule 14A filed on April 30, 2001 (No. 0-15423), is incorporated herein by reference.

25. Agreement and Plan of Merger dated as of July 23, 2003, as amended, between the registrant and CommerceSouth, Inc. filed as Appendix A to the registrant’s Registration Statement on Form S-4 filed on August 28, 2003 (No. 333-108295), as amended, is incorporated herein by reference.

*	Indicates compensatory plan identified pursuant to Item 14(a)(3) of Form 10-K.

(21) Subsidiaries of the registrant.

1. Subsidiaries of BancTrust Financial Group, Inc.

(23) Consents

1. Consent of KPMG LLP

(31) Rule 13(a)-14(a)/15(d)-14(a) Certifications

1. Certification by the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2. Certification by the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Section 1350 certifications

1. Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2. Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On November 10, 2003, BancTrust furnished a Current Report on Form 8-K covering Item 7. Financial Statements and Item 12. Results of Operations and Financial Condition. This Form 8-K included a press release announcing BancTrust’s unaudited financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCTRUST FINANCIAL GROUP, INC.

By:	/s/ F. Michael Johnson
F. Michael Johnson
Chief Financial Officer and Secretary

Dated: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	President and CEO (Principal executive officer)	March 10, 2004

/s/ F. MICHAEL JOHNSON F. Michael Johnson	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 10, 2004

James R. Balkcom, Jr.	Director

/S/ JOHN B. BARNETT, III John B. Barnett, III	Director, Executive Vice President	March 12, 2004

/S/ STEPHEN G. CRAWFORD Stephen G. Crawford	Director	March 10, 2004

/S/ HANIEL F. CROFT Haniel F. Croft	Director	March 12, 2004

/S/ DAVID C. DE LANEY David C. De Laney	Director	March 11, 2004

Robert N. Dixon	Director

/S/ GREGORY G. FAISON Gregory G. Faison	Director	March 10, 2004

/S/ JAMES A. FAULKNER James A. Faulkner	Director	March 12, 2004

/S/ BROOX G. GARRETT, JR. Broox G. Garrett, Jr.	Director	March 10, 2004

Name	Title	Date

W. Dwight Harrigan	Director

James P. Hayes, Jr.	Director

Clifton C. Inge	Director

/S/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	Director	March 10, 2004

/S/ JOHN H. LEWIS JR. John H. Lewis Jr.	Director	March 11, 2004

/S/ STRATTON F. LEWIS, JR. Stratton F. Lewis, Jr.	Director	March 12, 2004

/S/ THOMAS E. MCMILLAN, JR. Thomas E. McMillan, Jr.	Director	March 10, 2004

J. Richard Miller, III	Director

Harris V. Morrissette	Director

/S/ J. STEPHEN NELSON J. Stephen Nelson	Director	March 10, 2004

Paul D. Owens, Jr.	Director and Chairman

Dennis A. Wallace	Director

Earl H. Weaver	Director

EXHIBIT INDEX

SEC Assigned Exhibit No.		Description of Exhibit	Page No.

(21	).1	Subsidiaries of BancTrust Financial Group, Inc.

(23	).1	Consent of KPMG LLP

(31	).1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31	).2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32	).1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(32	).2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002