Form 10-Q
period 2004-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2004-05-10
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at April 30, 2004: 10,967,958

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The First Quarter - Net Income	23
	Provision for Loan Losses	23
	Non-Interest Revenue and Expense	24
	Item 4 - Controls and Procedures
	Evaluation of Disclosure Controls and Procedures	25
	Changes in Internal Controls	25

PART II.	Other Information	26
	Item 4 - Submission of Matters to a Vote of Security Holders	26

	Item 6 - Exhibits and Reports on Form 8-K	26

	Signatures	27

	Exhibit Index	28

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2004		December 31, 2003
ASSETS
Cash and Due from Banks	$41,988		$42,054
Federal Funds Sold	3,816		29,333
Total Cash and Cash Equivalents	45,804		71,387
Interest Bearing Deposits	36		157
Securities Available for Sale	186,990		186,591

Loans, Net of Unearned Income	708,270		688,802
Allowance for Loan Losses	<8,679	>	<8,342	>
Loans, Net	699,591		680,460

Premises and Equipment, Net	34,739		33,272
Accrued Income Receivable	4,851		5,030
Goodwill	41,952		41,952
Other Intangible Assets	5,128		5,315
Cash Surrender Value of Life Insurance	4,561		4,537
Other Assets	3,763		4,516
Assets Related to Discontinued Operations	48,232		43,683
Total Assets	$1,075,647		$1,076,900

LIABILITIES
Non-interest Bearing Demand Deposits	$154,968		$142,657
Interest Bearing Demand Deposits	222,742		211,785
Savings Deposits	89,612		83,223
Large Denomination Time Deposits (of $100 or more)	179,244		174,103
Other Time Deposits	195,041		199,377
Total Deposits	841,607		811,145
Short-Term Borrowings	13,419		25,317
Federal Home Loan Bank Advances and Long-Term Debt	48,500		38,500
Acquisition Related Payable	0		38,422
Other Liabilities	10,628		9,128
Liabilities Related to Discontinued Operations	42,264		37,722
Total Liabilities	956,418		960,234

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 0 outstanding
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2004-11,224; 2003-11,186	112		112
Additional Paid in Capital	77,161		76,833
Accumulated Other Comprehensive Income, Net	2,775		1,569
Deferred Compensation Payable in Common Stock	955		955
Retained Earnings	41,589		40,560
Less: Treasury Stock of 256 Shares in 2004 and 2003, at Cost	<2,408	>	<2,408	>
Common Stock held in Grantor Trust, 37 shares in 2004 and 2003	<955	>	<955	>
Total Shareholders' Equity	119,229		116,666
Total Liabilities and Shareholders' Equity	$1,075,647		$1,076,900

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended March 31,
		2004	2003
	Interest Revenue:
	Loans	$10,563	$ 6,053
Investment Securities Available for Sale:	Taxable	1,094	1,307
	Non-Taxable	718	604
	Other	34	40
	Total Interest Revenue	12,409	8,004

	Interest Expense:
	Deposits	2,488	2,085
	Short-Term Borrowings	45	25
	FHLB Advances and Long-Term Debt	373	88
	Total Interest Expense	2,906	2,198

	Net Interest Revenue	9,503	5,806
	Provision for Loan Losses	398	268
	Net Interest Revenue After Provision For Loan Losses	9,105	5,538

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,193	727
	Trust Income	453	493
	Securities Gains, Net	162	250
	Other Income	812	569
	Total Non-Interest Revenue	2,620	2,039

	Non-Interest Expense:
	Salaries	3,360	2,155
	Pensions and Employee Benefits	1,357	778
	Net Occupancy Expense	611	346
	Furniture and Equipment Expense	652	388
	Intangible Amortization	187	0
	Other Expense	2,145	1,637
	Total Non-Interest Expense	8,312	5,304

	Income from Continuing Operations before Income Taxes	3,413	2,273
	Income Tax Expense	914	638
	Income from Continuing Operations	2,499	1,635
	Income from Discontinued Operations before Income Taxes	128	133
	Income Tax Expense	172	49
	Income (Loss) from Discontinued Operations	<44	> 84
	Net Income	$ 2,455	$ 1,719
	Basic Earnings Per Share from Continuing Operations	$ 0.23	$ 0.19
	Diluted Earnings Per Share from Continuing Operations	$ 0.23	$ 0.19
	Basic Earnings (Loss) Per Share from Discontinued Operations	<$ 0.01	> $ 0.01
	Diluted Earnings (Loss) Per Share from Discontinued Operations	<$ 0.01	> $ 0.00
	Basic Earnings Per Share	$ 0.22	$ 0.20
	Diluted Earnings Per Share	$ 0.22	$ 0.19
	Weighted Average Shares Outstanding - Basic	10,964	8,732
	Weighted Average Shares Outstanding - Diluted	11,048	8,794

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2004 and 2003

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock			Common Stock Held in Grantor Trust	Total
Balance, January 1, 2004	11,186	$112	$76,833	$1,569	$955	$40,560		$	<2,408>	$<955>	$116,666
Comprehensive income:
Net income						2,455					2,455
Net change in unrealized gain on
securities available for sale, net of taxes				1,206							1,206
Total comprehensive income											3,661
Dividends declared ($.13 per share)						<1,426	>				<1,426	>
Common stock options exercised	38		328								328
Balance, March 31, 2004	11,224	$112	$77,161	$2,775	$955	$41,589		$	<2,408>	$<955>	$119,229

Balance, January 1, 2003	8,985	$90	$41,949	$2,485	$0	$38,788		$	<2,408>	$0	$80,904
Comprehensive income:
Net income						1,719					1,719
Net change in unrealized gain on
securities available for sale, net of tax				<393>							<393	>
Total comprehensive income											1,326
Dividends declared ($.13 per share)						<1,137	>				<1,137	>
Common stock options exercised	11		99								99
Balance, March 31, 2003	8,996	$90	$42,048	$2,092	$0	$39,370		$	<2,408>	$0	$81,192

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$2,499		$1,635
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,034		562
Provision for loan losses	398		268
Securities gains, net	<162	>	<250	>
Loss on sale of other real estate owned	0		22
Changes in operating assets and liabilities:
Decrease in accrued income receivable	179		195
Increase in cash surrender value of life insurance	<24	>	0
Decrease in other assets	712		276
Increase (decrease) in other liabilities	923		<25	>
Net cash provided by operating activities from continuing operations	5,559		2,683

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest bearing deposits	121		<378	>
Net increase in loans	<19,514	>	<18,061	>
Proceeds from the sale of other real estate owned	26		60
Purchases of premises and equipment, net	<2,082	>	<145	>
Proceeds from sale of investment securities available for sale	10,708		14,205
Proceeds from maturities of investment securities available for sale	8,520		23,326
Purchases of investment securities available for sale	<17,914	>	<33,901	>
Net cash used in investing activities from continuing operations	<20,135	>	<14,894	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,462		16,823
Net decrease in short-term borrowings	<11,898	>	<3,928	>
Proceeds from FHLB advances and long-term debt	10,000		10,000
Repayments of FHLB advances and long-term debt	0		<2,000	>
Payment to shareholders of acquired company	<38,422	>	0
Proceeds from exercise of common stock options	328		99
Dividends paid	<1,426	>	<1,137	>
Net cash provided by (used in) financing activities from continuing operations	<10,956	>	19,857

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	<51	>	28

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS	<25,583	>	7,674
Cash and cash equivalents at beginning of period	71,387		33,598
Cash and cash equivalents at end of period	$45,804		$41,272
Supplemental disclosures of cash flow information:
Interest paid	$ 2,836		$ 2,295
Income taxes paid	638		0
Loans transferred to other real estate owned	15		66

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note A: General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2003.

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank. The business related to the Wewahitchka Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows of the Wewahitchka Bank have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of March 31, 2004 and December 31, 2003 on the Consolidated Balance Sheet. See Note L for more information.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options issued to date were equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

The Company may grant options for up to 250 thousand shares to employees and directors under its Incentive Stock Option Plan (the "Plan") and has granted options for 63 thousand shares under the Plan through March 31, 2004. Options to purchase 63 thousand shares are currently outstanding under the Plan. Options issued under these plans are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for the plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") SFAS No. 123, the Company's net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	March 31, 2004	March 31, 2003
Net income as reported	$ 2,455	$ 1,719
Compensation expense, net of tax	8	0
Pro forma net income	$ 2,447	$ 1,719
Earnings per share:
As reported
Basic	$ .22	$ .20
Diluted	.22	.19
Pro forma
Basic	$ .22	$ .20
Diluted	.22	.19

50 thousand stock options have been issued in 2004. 40 thousand of the options issued in 2004 are related to the CommerceSouth, Inc. merger. The fair value of these options were included in the purchase price of the CommerceSouth, Inc. merger and are therefore excluded from the calculation of compensation costs under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004; risk-free interest rates of 3.38 percent; expected dividend yields of 3.01 percent; expected lives of 5 years; and expected volatility of 43 percent.

Note C: Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIE's, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures. The adoption of the Interpretation did not have a material impact on the Company's consolidated financial statements.

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP on the Consolidated Financial Statements.

Note D: Retirement Plans

	Pension Benefits
	Three Months Ended
	2004		2003
Service cost	$ 137		$ 132
Interest cost	147		150
Expected return on plan assets	<125	>	<140	>
Amortization of prior service cost	2		2
Amortization of the net (gain) loss	35		23
Net periodic benefit costs	$ 196		$ 167

BancTrust previously disclosed in its 10-K for the year ended December 31, 2003 that it expected to, and BancTrust presently anticipates that it will, contribute $1.6 million to its pension plan in 2004. No contributions were made in the first quarter of 2004.

Note E: Allowance for Losses on Loans

The allowance for losses on loans from continuing operations for the three month periods ended March 31, 2004 and 2003 are summarized as follows (in thousands):

	2004		2003
Balance at beginning of period	$ 8,342		$ 5,381
Provision charged to operating expense	398		268
Loans charged off	<153	>	<254	>
Recoveries	92		104
Balance at end of period	$ 8,679		$ 5,499

The allowance for losses on loans from the Wewahitchka Bank for the three month periods ended March 31, 2004 and 2003 are summarized as follows (in thousands):

	2004		2003
Balance at beginning of period	$ 834		$ 975
Provision charged to operating expense	0		0
Loans charged off	<9	>	<130	>
Recoveries	9		7
Balance at end of period	$ 834		$ 852

Note F: Earnings Per Share

Basic earnings per share for the three month periods ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

Three Months Ended March 31, 2004	Income		Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,499		10,964	$0.23
Loss from Discontinued Operations	<44	>	10,964	<0.01	>
Net Income	$2,455		10,964	$0.22
Dilutive securities:
Stock option plan shares			84
Diluted earnings per share (1):
Income from Continuing Operations	$2,499		11,048	$0.23
Loss from Discontinued Operations	<44	>	11,048	<0.01	>
Net Income	$2,455		11,048	$0.22

Three Months Ended March 31, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$1,635	8,732	$0.19
Income from Discontinued Operations	84	8,732	0.01
Net Income	$1,719	8,732	$0.20
Dilutive securities:
Stock option plan shares		62
Diluted earnings per share (1):
Income from Continuing Operations	$1,635	8,794	$0.19
Income from Discontinued Operations	84	8,794	0.00
Net Income	$1,719	8,794	$0.19

(1) The Company excluded from the calculation of diluted earnings per share 55 thousand shares for the three months ended March 31, 2004 and 95 thousand shares for the three months ended March 31, 2003, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the three month period ended March 31, 2004, the net unrealized gain on these securities increased by $2.1 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the three month periods ended March 31, 2004 and 2003, the Company recognized, net of related income taxes, an increase of $1.2 million and a decrease of $393 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three month periods ended March 31, 2004 and 2003 (in thousands):

	2004		2003
Net Income	$2,455		$1,719
Unrealized gains (losses) arising during the period, net of tax of $784 and $122, respectively	1,307		<203	>
Less reclassification adjustments for gains included in net income,
net of tax of $61 and $112, respectively	<101	>	<190	>
Comprehensive income	$3,661		$1,326

Note H: Stock Repurchase Plan

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of March 31, 2004, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private sales and were accounted for under the cost method. The Company has not repurchased any of its shares since November 14, 2002.

Note I: Market Risk

There have been no material changes in reported market risk since December 31, 2003.

Note J: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. In 2003 the Company merged its Brewton Bank into the Mobile Bank. All prior segment information has been restated to reflect this merger. The column "other" includes BancTrust and South Alabama Trust Company. See Note L for information for the Wewahitchka Bank.

The results for the reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended March 31, 2004
	Mobile Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Eufaula Bank	Santa Rosa Beach Bank	Other		Eliminations		Consoli-dated
Total interest income	$ 4,526	$ 1,271	$ 1,176	$ 729	$ 2,096	$ 2,606	$ 14		$ <9	>	$ 12,409
Total interest expense	800	273	366	144	442	644	246		<9	>	2,906
Net interest income	3,726	998	810	585	1,654	1,962	<232	>	0		9,503
Provision for loan losses	171	0	50	30	46	101	0		0		398
Net interest income after provision	3,555	998	760	555	1,608	1,861	<232	>	0		9,105
Total noninterest income	706	319	116	130	512	369	468		0		2,620
Total noninterest expense	2,782	558	520	457	1,516	1,550	929		0		8,312
Income from continuing operations before taxes	1,479	759	356	228	604	680	<693	>	0		3,413
Provision for income taxes	477	198	92	73	202	253	<381	>	0		914
Net income from continuing operations	$ 1,002	$ 561	$ 264	$ 155	$ 402	$ 427	$ <312	>	$ 0		$ 2,499
Other significant items:
Total assets(1)	$367,121	$126,059	$ 83,663	$ 55,586	$191,297	$ 199,525	$147,218		$<143,054	>	$1,075,647
Total investment securities	50,755	73,148	18,748	9,745	20,852	12,629	1,113		0		186,990
Total loans, net of unearned income	284,094	44,333	59,383	39,839	134,916	145,705	0		0		708,270
Investment in subsidiaries	209	0	0	0	353	0	141,250		<141,812	>	0
Total interest income from external customers	4,526	1,270	1,176	729	2,096	2,598	14		0		12,409
Total interest income from affiliates	0	1	0	0	0	8	0		<9	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $48,232. See Note L.

Three Months Ended March 31, 2003
	Mobile Bank	Monroeville Bank	Demopolis Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 4,587	$ 1,405	$ 1,269	$ 732	$ 12		$ <1	>	$ 8,004
Total interest expense	1,106	433	473	187	0		<1	>	2,198
Net interest income	3,481	972	796	545	12		0		5,806
Provision for loan losses	173	0	75	20	0		0		268
Net interest income after provision	3,308	972	721	525	12		0		5,538
Total noninterest income	899	294	200	152	498		<4	>	2,039
Total noninterest expense	2,696	622	557	670	763		<4	>	5,304
Income from continuing operations before taxes	1,511	644	364	7	<253	>	0		2,273
Provision for income taxes	483	164	95	<10>	<94	>	0		638
Net income from continuing operations	$ 1,028	$ 480	$ 269	$ 17	$ <159	>	$ 0		$ 1,635
Other significant items:
Total assets(1)	$365,638	$ 132,357	$ 88,829	$ 53,736	$ 81,458		$<79,067	>	$688,542
Total investment securities	63,788	75,766	24,086	9,857	0		0		173,497
Total loans, net of unearned income	265,747	45,921	56,732	39,963	0		0		408,363
Investment in subsidiaries	142	0	0	0	79,112		<79,254	>	0
Total interest income from external customers	4,587	1,404	1,269	732	12		0		8,004
Total interest income from affiliates	0	1	0	0	0		<1	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $45,591. See Note L.

Note K: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2004, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2004 was $21.7 million, and that sum represents the Company's maximum credit risk. At March 31, 2004, the Company had $217 thousand of liabilities and $217 thousand of receivables associated with standby letter of credit agreements entered into subsequent to December 31, 2002. These liabilities and receivables are now being recorded as a result of the Company's adoption of FASB Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003 have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

Note L: Discontinued Operations

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $48.2 million and total deposits of approximately $41.8 million at March 31, 2004.

The business related to the Wewahitchka Bank is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this report. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations.

The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of March 31, 2004 and December 31, 2003 on the Consolidated Balance Sheet. The major asset and liability categories of the Wewahitchka Bank are as follows (in thousands):

	March 31, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$ 3,263	$ 2,166
Securities Available for Sale	6,639	6,806
Loans, Net	33,697	30,194
Other Assets	4,633	4,517
Assets Related to Discontinued Operations	$48,232	$43,683

LIABILITIES
Non-interest Bearing Demand Deposits	$10,252	$ 6,864
Interest Bearing Demand Deposits	13,188	12,175
Savings Deposits	2,813	2,677
Large Denomination Time Deposits (of $100 or more)	8,455	8,250
Other Time Deposits	7,120	7,487
Total Deposits	41,828	37,453
Other Liabilities	436	269
Liabilities Related to Discontinued Operations	$42,264	$37,722

The results for the Wewahitchka Bank for the quarters ended March 31, 2004 and 2003 are presented in the following table. During the first quarter of 2004, BancTrust recorded a charge, under FASB 109 and EITF 93-17, of $125 thousand related to the difference in its tax basis and the financial reporting basis of its investment in the stock of the Wewahitchka Bank.

	Three Months Ended March 31,
	2004		2003
Total interest income	$ 594		$ 604
Total interest expense	139		193
Net interest income	455		411
Provision for loan losses	0		0
Net interest income after provision	455		411
Total noninterest income	76		136
Total noninterest expense	403		414
Income before taxes	128		133
Provision for income taxes	172		49
Net income (loss)	$ <44	>	$ 84

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Alabama, BankTrust (Florida), The Monroe County Bank, The Commercial Bank of Demopolis, Sweet Water State Bank, BankTrust of Florida, and South Alabama Trust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2003 and March 31, 2004, and significant changes for the three month periods ended March 31, 2004 and 2003.

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

Recent Developments

On December 30, 2003, CommerceSouth, Inc. the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama) and CommerceSouth Bank Florida (now BankTrust Florida) was merged into the Company. This merger has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of these two banks have been included in the consolidated results of the Company for the three months ended March 31, 2004 but are not included in the consolidated results for periods prior to December 30, 2003, the date of the merger.

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $48.2 million and total deposits of approximately $41.8 million at March 31, 2004. The business related to the Wewahitchka Bank is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of March 31, 2004 and December 31, 2003 on the Unaudited Consolidated Condensed Statements of Condition.

BancTrust merged its Mobile and Monroeville Banks effective May 1, 2004. The resulting bank is headquartered in Mobile and operates under the name BankTrust.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIE's, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures. The adoption of the Interpretation did not have a material impact on the Company's consolidated financial statements.

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP on the Consolidated Financial Statements.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, Management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in South Alabama and Northwest Florida. In addition, the real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area. Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to make changes to the allowances based on their judgment about information available to them at the time of their examination.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust's determination of its allowance for loan losses is made in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, management's judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Financial Condition

Assets

Total assets at March 31, 2004 were $1.076 billion, a decrease of $1.3 million, or 0.1 percent, from $1.077 billion at December 31, 2003. During the first quarter of 2004 loans increased $19.5 million, or 2.8 percent, cash and cash equivalents decreased $25.6 million, or 35.8 percent, primarily as a result of BancTrust's payment of $38.4 million in merger consideration related to the merger with CommerceSouth, Inc., and short term borrowings decreased $11.9 million, or 47.0 percent. These uses of funds during the first quarter of 2004 were funded in part by an increase in deposits of $30.5 million, or 3.8 percent and the increase in long-term debt of $10 million, or 26.0 percent.

Loans

Total loans, net of unearned income, increased from $688.8 million at December 31, 2003 to $708.3 million at March 31, 2004, an increase of $19.1 million, or 2.8 percent. Approximately 54 percent of this increase is at the Mobile Bank; approximately 33 percent of this increase is at the Eufaula Bank; and approximately 14 percent of this increase is at the Santa Rosa Beach Bank.

Deposits

Total deposits increased from $811.1 million at December 31, 2003 to $841.6 million at March 31, 2004, an increase of $30.5 million, or 3.8 percent. Other time deposits, consisting of certificates of deposit, decreased $4.3 million, or 2.2 percent, while large denomination time deposits increased $5.1 million, or 3.0 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Non-interest bearing demand deposits increased $12.3 million, or 8.6 percent, while interest bearing demand deposits increased $11.0 million, or 5.2 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $25.3 million, or 4.0 percent.

Long-term Debt

Long-term debt consists of advances from the Federal Home Loan Bank of $20.5 million, a holding company bank loan of $10 million and a payable to a business trust of $18 million. The business trust was created by the Company to issue trust preferred securities to finance a portion of the CommerceSouth merger. During the first quarter of 2004, BancTrust borrowed $10 million which was used to pay a portion of the cash consideration from the CommerceSouth, Inc. merger. This loan has a floating rate of 3 month LIBOR plus 1.10 percent. This advance is secured by a portion of the Company's stock in the Mobile Bank.

Capital Resources

The Company's equity as a percentage of total assets at March 31, 2004 was 11.1 percent, compared to 10.8 percent at December 31, 2003. This increase resulted primarily from the increase in retained earnings and accumulated other comprehensive income. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.6 percent at March 31, 2004 compared to 11.5 percent at year-end 2003.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity less goodwill and accumulated other comprehensive income plus payable to trust, was $83.5 million at December 31, 2003 and $85.1 million at March 31, 2004. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $92.2 million at December 31, 2003 and $93.9 million at March 31, 2004. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.25 percent and 11.31 percent, respectively, at December 31, 2003, and 10.30 percent and 11.37 percent, respectively, at March 31, 2004. Both the December 2003 and the March 2004 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for March 31, 2004 are shown below (dollars in thousands):

March 31, 2004
Tier I capital-
Tangible common shareholders' equity	$67,091
Payable to trust	18,000
Total tier I capital	$85,091

Tier II capital-Allowable portion of the allowance for loan losses	8,802
Total capital (Tiers I and II)	$93,893

Risk-weighted assets	$825,887
Quarterly average assets	1,009,939
Risk-based capital ratios:
Tier I capital	10.30%
Total capital (Tiers I and II)	11.37%

During the first quarter of 2004 the Company declared a regular quarterly dividend of $0.13 per share, payable April 1, 2004, to shareholders of record March 12, 2004.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $128.7 million at March 31, 2004. These assets represented 12.0 percent of total assets at quarter end as compared to 15.3 percent at December 31, 2003. The net change in cash and cash equivalents for the three month period ended March 31, 2004 was a decrease of $25.6 million, or 35.8 percent, primarily a result of BancTrust's payment of $38.4 million in cash to the shareholders of CommerceSouth, Inc. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through March 31, 2004, Management has not utilized derivatives as a part of this process.

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
March 31, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 705	$ 67
Loans on non-accrual	2,677	3,132
Renegotiated loans	994	1,000
Total non-performing loans	4,376	4,199
Other real estate owned	1,006	1,057
Total non-performing assets	$5,382	$5,256

Accruing loans 90 days or more past due as a percent of loans	0.10%	0.01%
Total non-performing loans as a percent of loans	0.62%	0.61%
Total non-performing assets as a percent of loans and other real estate owned	0.76%	0.76%

The following table is a summary of non-performing assets of the Wewahitchka Bank.

(Dollars in Thousands)
March 31, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 0	$ 64
Loans on non-accrual	392	410
Renegotiated loans	0	0
Total non-performing loans	392	474
Other real estate owned	429	435
Total non-performing assets	$821	$ 909

Accruing loans 90 days or more past due as a percent of loans	0.00%	0.21%
Total non-performing loans as a percent of loans	1.14%	1.53%
Total non-performing assets as a percent of loans and other real estate owned	2.35%	2.89%

Accruing loans 90 days or more past due increased from year-end 2003 to March 31, 2004 by $638 thousand, primarily a result of one loan at the Mobile Bank. Although this loan is past due over 90 days, it is well secured and in the process of collection. Management expects all interest and principal on this loan to be collected. Loans on non-accrual for the same period decreased by $455 thousand.

Not included in the non-performing assets table are loans totaling $5.9 million at March 31, 2004, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

Results of Operations

The First Quarter

Net Income

The Company recorded income from continuing operations of $2.5 million, or $0.23 per share, during the first quarter of 2004, compared to income from continuing operations in the first quarter of 2003 of $1.64 million, or $0.20 per share. BancTrust recorded a loss from discontinued operations of $44 thousand, or $0.01 per share, in the first quarter of 2004 compared to income from discontinued operations of $84 thousand for the first quarter of 2003. The loss in the first quarter of 2004 included a one time charge amounting to $125 thousand related to the disposition of the Company's investment in the stock of the Wewahitchka Bank (see Note L). Net interest revenue increased by $3.7 million, or 63.7 percent, a result of the increase in average interest earning assets from $579.9 million for the first three months of 2003 to $889.4 million in the first three months of 2004, an increase of $309.5 million or 53.4 percent. The Eufaula Bank and the Santa Rosa Beach Bank accounted for an increase in average earning assets of approximately $312.0 million. The net interest margin at BancTrust increased to 4.44 percent for the first three months of 2004 compared to 4.25 percent for the first three months of 2003.

Provision for Loan Losses

BancTrust's provision for loan losses is a reflection of actual losses experienced during the period and management's judgement as to the adequacy of the allowance for loan losses (See Allowance for Loan Losses). Net charge-offs from continuing operations in the first three months of 2004 were $61 thousand compared to $150 thousand in the same period of 2003. The provision for loan losses was increased to $398 thousand in first quarter of 2004 compared to $268 thousand for the comparable period in 2003. The Eufaula Bank and the Santa Rosa Beach Bank provided $147 thousand for loan losses in the first quarter of 2004. The allowance for loan losses as a percentage of loans net of unearned income was 1.23 percent at March 31, 2004 and 1.21 percent at December 31, 2003. Classified loans have remained relatively unchanged since December 31, 2003.

The allowance for loan losses represented 1.98 times non-performing loans at March 31, 2004 and 1.99 times non-performing loans at December 31, 2003. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $2.6 million for the first quarter of 2004, compared to $2.0 million for the same period in 2003, an increase of 28.5 percent. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest revenue decreased $299 thousand, or 14.7 percent, due primarily to the decrease of $79 thousand in mortgage loan referral fees and the decrease of $86 thousand in securities gains, net.

Salary and employee benefit expense increased by $1.8 million, or 60.8 percent, from the first quarter of 2003 to the first quarter of 2004. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, salary and employee benefit expense increased $211 thousand, primarily as a result of pension plan expense, which has increased at the Company as the values of the assets of the pension plan have been adversely affected by the performance of the stock market and because of the change in assumptions used by the Company for the discount rate and the expected long-term return on plan assets.

Net occupancy expense was $611 thousand in the first quarter of 2004, an increase of $265 thousand, or 76.6 percent, from the same period of 2003 primarily attributable to the purchase of the Eufaula Bank and the Santa Rosa Beach Bank. Furniture and equipment expense increased $264 thousand, with the purchase of the Eufaula Bank and the Santa Rosa Beach Bank accounting for $256 thousand of this increase.

The category other expense was $2.1 million for the quarter ended March 31, 2004 compared to $1.6 million for the quarter ended March 31, 2003, an increase of $508 thousand, or 31.0 percent. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank other expense decreased $295 thousand. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) relocation of a branch of the Mobile Bank, (2) construction of a new branch facility of the Mobile Bank and (3) costs relating to the merger of the Monroeville, Demopolis and Sweet Water Banks with the Mobile Bank.

Income tax expense was $914 thousand for the first quarter of 2004, compared to $638 thousand for the same period in 2003. The effective combined federal and state tax rates for the first quarter of 2004 and 2003 were 26.8 percent and 28.1 percent, respectively.

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

PART II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 6 Exhibits and Reports on Form 8-K

On January 9, 2004, BancTrust furnished a Current Report on Form 8-K covering Item 2. Acquisition or Disposition of Assets. This Form 8-K included a press release announcing the completion of BancTrust's merger with CommerceSouth, Inc.

On February 13, 2004, BancTrust furnished a Current Report on Form 8-K and an Amended Current Report on Form 8-K covering Item 12. Results of Operations and Financial Condition. This Form 8-K included a press release announcing BancTrust's unaudited financial results for the quarter and year ended December 31, 2003.

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

BancTrust Financial Group, Inc.

05/10/2004	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

05/10/2004	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002