Form 10-Q
period 2004-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2004-08-06
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at July 30, 2004: 10,979,679

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The Second Quarter - Net Income	26
	Provision for Loan Losses	26
	Non-Interest Revenue and Expense	27
	The Six Month Period - Net Income	28
	Provision for Loan Losses	28
	Non-Interest Revenue and Expense	28

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	30
	Changes in Internal Controls	30

PART II.	Other Information	31
	Item 2 - Changes in Securities and Use of Proceeds	31

	Item 4 - Submission of Matters to a Vote of Security Holders	31

	Item 6 - Exhibits and Reports on Form 8-K	32

	Signatures	33

	Exhibit Index	34

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	June 30, 2004		December 31, 2003
ASSETS
Cash and Due from Banks	$44,257		$42,054
Federal Funds Sold	31,556		29,333
Total Cash and Cash Equivalents	75,813		71,387
Interest Bearing Deposits	36		157
Securities Available for Sale	163,301		186,591

Loans, Net of Unearned Income	739,100		688,802
Allowance for Loan Losses	<8,691	>	<8,342	>
Loans, Net	730,409		680,460

Premises and Equipment, Net	38,054		33,272
Accrued Income Receivable	5,121		5,030
Goodwill	41,952		41,952
Other Intangible Assets	4,941		5,315
Cash Surrender Value of Life Insurance	4,598		4,537
Other Assets	2,270		4,516
Assets Related to Discontinued Operations	52,449		43,683
Total Assets	$1,118,944		$1,076,900

LIABILITIES
Non-interest Bearing Demand Deposits	$183,987		$142,657
Interest Bearing Demand Deposits	239,642		211,785
Savings Deposits	99,045		83,223
Large Denomination Time Deposits (of $100 or more)	172,627		174,103
Other Time Deposits	193,236		199,377
Total Deposits	888,537		811,145
Short-Term Borrowings	11,451		25,317
Federal Home Loan Bank Advances and Long-Term Debt	48,500		38,500
Acquisition Related Payable	0		38,422
Other Liabilities	7,295		9,128
Liabilities Related to Discontinued Operations	46,368		37,722
Total Liabilities	1,002,151		960,234

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 0 outstanding
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2004-11,225; 2003-11,186	112		112
Additional Paid in Capital	77,174		76,833
Accumulated Other Comprehensive Income (Loss), Net	<843	>	1,569
Deferred Compensation Payable in Common Stock	843		955
Retained Earnings	42,758		40,560
Less: Treasury Stock of 256 Shares in 2004 and 2003, at Cost	<2,408	>	<2,408	>
Common Stock held in Grantor Trust, 48 shares in 2004 and 37 shares in 2003	<843	>	<955	>
Total Shareholders' Equity	116,793		116,666
Total Liabilities and Shareholders' Equity	$1,118,944		$1,076,900

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended June 30,
		2004	2003
	Interest Revenue:
	Loans	$10,688	$ 6,178
Investment Securities Available for Sale:	Taxable	1,071	1,130
	Non-Taxable	690	623
	Other	27	34
	Total Interest Revenue	12,476	7,965

	Interest Expense:
	Deposits	2,482	1,931
	Short-Term Borrowings	30	13
	FHLB Advances and Long-Term Debt	349	87
	Total Interest Expense	2,861	2,031

	Net Interest Revenue	9,615	5,934
	Provision for Loan Losses	588	639
	Net Interest Revenue After Provision For Loan Losses	9,027	5,295

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,260	774
	Trust Income	453	496
	Securities Gains, Net	188	97
	Gain on Sale of Credit Card Portfolio	0	471
	Other Income	1,041	535
	Total Non-Interest Revenue	2,942	2,373

	Non-Interest Expense:
	Salaries	3,293	2,272
	Pensions and Employee Benefits	1,386	778
	Net Occupancy Expense	625	347
	Furniture and Equipment Expense	673	431
	Intangible Amortization	187	0
	Other Expense	2,170	1,354
	Total Non-Interest Expense	8,334	5,182

	Income from Continuing Operations before Income Taxes	3,635	2,486
	Income Tax Expense	1,131	744
	Income from Continuing Operations	2,504	1,742
	Income from Discontinued Operations before Income Taxes	145	174
	Income Tax Expense	54	65
	Income from Discontinued Operations	91	109
	Net Income	$ 2,595	$ 1,851
	Basic Earnings Per Share from Continuing Operations	$ 0.23	$ 0.20
	Diluted Earnings Per Share from Continuing Operations	$ 0.23	$ 0.20
	Basic Earnings Per Share from Discontinued Operations	$ 0.01	$ 0.01
	Diluted Earnings Per Share from Discontinued Operations	$ 0.01	$ 0.01
	Basic Earnings Per Share	$ 0.24	$ 0.21
	Diluted Earnings Per Share	$ 0.24	$ 0.21
	Weighted Average Shares Outstanding - Basic	10,969	8,741
	Weighted Average Shares Outstanding - Diluted	11,053	8,837

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Six Months Ended June 30,
		2004	2003
	Interest Revenue:
	Loans	$21,251	$12,231
Investment Securities Available for Sale:	Taxable	2,165	2,437
	Non-Taxable	1,408	1,227
	Other	61	74
	Total Interest Revenue	24,885	15,969

	Interest Expense:
	Deposits	4,970	4,016
	Short-Term Borrowings	75	38
	FHLB Advances and Long-Term Debt	722	175
	Total Interest Expense	5,767	4,229

	Net Interest Revenue	19,118	11,740
	Provision for Loan Losses	986	907
	Net Interest Revenue After Provision For Loan Losses	18,132	10,833

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,453	1,501
	Trust Income	906	989
	Securities Gains, Net	350	347
	Gain on Sale of Credit Card Portfolio	0	471
	Other Income	1,853	1,104
	Total Non-Interest Revenue	5,562	4 ,412

	Non-Interest Expense:
	Salaries	6,653	4,427
	Pensions and Employee Benefits	2,743	1,556
	Net Occupancy Expense	1,236	693
	Furniture and Equipment Expense	1,325	819
	Intangible Amortization	374	0
	Other Expense	4,315	2,991
	Total Non-Interest Expense	16,646	10,486

	Income from Continuing Operations before Income Taxes	7,048	4,759
	Income Tax Expense	2,045	1,382
	Income from Continuing Operations	5,003	3,377
	Income from Discontinued Operations before Income Taxes	273	307
	Income Tax Expense	226	114
	Income from Discontinued Operations	47	193
	Net Income	$ 5,050	$ 3,570
	Basic Earnings Per Share from Continuing Operations	$ 0.46	$ 0.39
	Diluted Earnings Per Share from Continuing Operations	$ 0.46	$ 0.38
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.02
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.02
	Basic Earnings Per Share	$ 0.46	$ 0.41
	Diluted Earnings Per Share	$ 0.46	$ 0.40
	Weighted Average Shares Outstanding - Basic	10,966	8,737
	Weighted Average Shares Outstanding - Diluted	11,050	8,815

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2004 and 2003

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss), Net		Deferred Compensation Payable in Common Stock	Retained Earnings		Treasury Stock			Common Stock Held in Grantor Trust	Total
Balance, January 1, 2004	11,186	$112	$76,833		$1,569	$955		$40,560		$	<2,408>	$<955>	$116,666
Comprehensive income:
Net income								5,050					5,050
Net change in fair value of
securities available for sale, net of taxes					<2,412>								<2,412	>
Total comprehensive income													2,638
Dividends declared ($.26 per share)								<2,852	>				<2,852	>
Purchase of deferred compensation treasury shares						138						<138>	0
Deferred compensation paid in common stock held in grantor trust						<250	>					250	0
Common stock options exercised	39		341										341
Balance, June 30, 2004	11,225	$112	$77,174	$	<843>	$843		$42,758		$	<2,408>	$<843>	$116,793

Balance, January 1, 2003	8,985	$90	$41,949		$2,485	$0		$38,788		$	<2,408>	$0	$80,904
Comprehensive income:
Net income								3,570					3,570
Net change in fair value of
securities available for sale, net of tax					637								637
Total comprehensive income													4,207
Dividends declared ($.26 per share)								<2,273	>				<2,273	>
Common stock options exercised	11		99										99
Balance, June 30, 2003	8,996	$90	$42,048		$3,122	$0		$40,085		$	<2,408>	$0	$82,937

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$5,003		$3,377
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,001		1,204
Provision for loan losses	986		907
Securities gains, net	<350	>	<347	>
Gain on sale of credit card portfolio	0		<471	>
Loss (Gain) on sales of other real estate owned	21		<54	>
Changes in operating assets and liabilities:
Increase (decrease) in accrued income receivable	<91	>	179
Increase in cash surrender value of life insurance	<61	>	0
Decrease in other assets	1,671		43
Decrease in other liabilities	<437	>	<116	>
Net cash provided by operating activities from continuing operations	8,743		4,722

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in interest bearing deposits	121		<334	>
Net increase in loans	<50,875	>	<27,204	>
Proceeds from the sale of other real estate owned	494		180
Purchases of premises and equipment, net	<6,035	>	<657	>
Proceeds from sale of investment securities available for sale	20,083		21,544
Proceeds from maturities of investment securities available for sale	20,979		43,406
Purchases of investment securities available for sale	<21,604	>	<50,128	>
Net cash used in investing activities from continuing operations	<36,837	>	<13,193	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	77,392		35,003
Net decrease in short-term borrowings	<13,866	>	<1,028	>
Proceeds from FHLB advances and long-term debt	10,000		10,000
Repayments of FHLB advances and long-term debt	0		<2,000	>
Payment to shareholders of acquired company	<38,422	>	0
Proceeds from exercise of common stock options	341		99
Dividends paid	<2,852	>	<2,273	>
Net cash provided by financing activities from continuing operations	32,593		39,801

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	<73	>	58

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,426		31,388
Cash and cash equivalents at beginning of period	71,387		33,598
Cash and cash equivalents at end of period	$75,813		$64,986
Supplemental disclosures of cash flow information:
Interest paid	$ 5,996		$ 4,738
Income taxes paid, net of refund	1,139		1,497
Loans transferred to other real estate owned	60		1,064

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank. The business related to the Wewahitchka Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows of the Wewahitchka Bank have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of June 30, 2004 and December 31, 2003 on the Consolidated Balance Sheet. See Note L for more information.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options issued to date were equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

The Company may grant options for up to 250 thousand shares to employees and directors under its Incentive Stock Option Plan (the "Plan") and has granted options for 63 thousand shares under the Plan through June 30, 2004. Options to purchase 62 thousand shares are currently outstanding under the Plan. Options issued under these plans are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for the plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share for the three and six month periods ended June 30, 2004 and 2003 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended
	June 30 ,2004	June 30, 2003
Net income as reported	$ 2,595	$ 1,851
Less: Stock based compensation expense determined under the fair value method, net of tax	8	0
Pro forma net income	$ 2,587	$ 1,851
Earnings per share:
As reported
Basic	$ .24	$ .21
Diluted	.24	.21
Pro forma
Basic	$ .24	$ .21
Diluted	.24	.21

	Six Months Ended
	June 30, 2004	June 30, 2003
Net income as reported	$ 5,050	$ 3,570
Less: Stock based compensation expense determined under the fair value method, net of tax	16	0
Pro forma net income	$ 5,034	$ 3,570
Earnings per share:
As reported
Basic	$ .46	$ .41
Diluted	.46	.40
Pro forma
Basic	$ .46	$ .41
Diluted	.46	.40

50 thousand stock options have been issued in 2004. 40 thousand of the options issued in 2004 are related to the CommerceSouth, Inc. merger. The fair value of these options was included in the purchase price of the CommerceSouth, Inc. merger and is therefore excluded from the calculation of compensation costs under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004; risk-free interest rates of 3.38 percent; expected dividend yields of 3.01 percent; expected lives of 5 years; and expected volatility of 43 percent.

Note C: Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIE's, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures. The adoption of the Interpretation did not have a material impact on the Company's consolidated financial statements.

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Management does not anticipate that the adoption of Issue 03-1 will have a material impact on the Company's financial condition or results of operations.

Note D: Retirement Plans

Pension Benefits
	Three Months Ended				Six Months Ended
	2004		2003		2004		2003
Service cost	$ 137		$ 132		$ 274		$ 264
Interest cost	147		150		294		300
Expected return on plan assets	<125	>	<140	>	<250	>	<280	>
Amortization of prior service cost	2		2		4		4
Amortization of the net loss	35		23		70		46
Net periodic benefit costs	$ 196		$ 167		$ 392		$ 334

BancTrust previously disclosed in its 10-K for the year ended December 31, 2003 that it expected to, and BancTrust presently anticipates that it will, contribute $1.6 million to its pension plan in 2004. Contributions totaling $176 thousand were made in the first six months of 2004.

Note E: Change in Allowance for Losses on Loans

The change in the allowance for losses on loans from continuing operations for the six month periods ended June 30, 2004 and 2003 are summarized as follows (in thousands):

	2004		2003
Balance at beginning of period	$ 8,342		$ 5,381
Provision charged to operating expense	986		907
Loans charged off	<770	>	<1,189	>
Recoveries	133		159
Balance at end of period	$ 8,691		$ 5,258

The change in the allowance for losses on loans from the Wewahitchka Bank for the six month periods ended June 30, 2004 and 2003 are summarized as follows (in thousands):

	2004		2003
Balance at beginning of period	$ 834		$ 975
Provision charged to operating expense	0		0
Loans charged off	<10	>	<190	>
Recoveries	64		51
Balance at end of period	$ 888		$ 836

Note F: Earnings Per Share

Basic earnings per share for the six and three month periods ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the six and three month periods ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

Three Months Ended June 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,504	10,969	$0.23
Income from Discontinued Operations	91	10,969	0.01
Net Income	$2,595	10,969	$0.24
Dilutive securities:
Stock option plan shares		84
Diluted earnings per share (1):
Income from Continuing Operations	$2,504	11,053	$0.23
Income from Discontinued Operations	91	11,053	0.01
Net Income	$2,595	11,053	$0.24

Three Months Ended June 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$1,742	8,741	$0.20
Income from Discontinued Operations	109	8,741	0.01
Net Income	$1,851	8,741	$0.21
Dilutive securities:
Stock option plan shares		96
Diluted earnings per share (1):
Income from Continuing Operations	$1,742	8,837	$0.20
Income from Discontinued Operations	109	8,837	0.01
Net Income	$1,851	8,837	$0.21

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the three months ended June 30, 2004 and 48 thousand shares for the three months ended June 30, 2003, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

Six Months Ended June 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$5,003	10,966	$0.46
Income from Discontinued Operations	47	10,966	0.00
Net Income	$5,050	10,966	$0.46
Dilutive securities:
Stock option plan shares		84
Diluted earnings per share (1):
Income from Continuing Operations	$5,003	11,050	$0.46
Income from Discontinued Operations	47	11,050	0.00
Net Income	$5,050	11,050	$0.46

Six Months Ended June 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$3,377	8,737	$0.39
Income from Discontinued Operations	193	8,737	0.02
Net Income	$3,570	8,737	$0.41
Dilutive securities:
Stock option plan shares		78
Diluted earnings per share (1):
Income from Continuing Operations	$3,377	8,815	$0.38
Income from Discontinued Operations	193	8,815	0.02
Net Income	$3,570	8,815	$0.40

(1) The Company excluded from the calculation of diluted earnings per share 30 thousand shares for the six months ended June 30, 2004 and 72 thousand shares for the six months ended June 30, 2003, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the six month period ended June 30, 2004, the net unrealized gain on these securities decreased by $3.9 million. For the six month period ended June 30, 2003, the net unrealized gain on these securities increased by $1.0 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the six month periods ended June 30, 2004 and 2003, the Company recognized, net of related income taxes, a decrease of $2.4 million and an increase of $637 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the six month periods ended June 30, 2004 and 2003 (in thousands):

	2004		2003
Net Income	$5,050		$3,570
Net change in fair value of securities available for sale, net of tax of $131 and $198, respectively	<2,193	>	968
Less reclassification adjustments for gains included in net income, net of tax of $131 and $198, respectively	<219	>	<331	>
Comprehensive income	$2,638		$4,207

Note H: Market Risk

There have been no material changes in reported market risk since December 31, 2003.

Note I: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. In 2003 the Company merged its Brewton Bank into the Mobile Bank, and in 2004 the Company merged its Monroeville Bank into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column "other" includes BancTrust and BancTrust Company. See Note K for information for the Wewahitchka Bank.

The results for the reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended June 30, 2004
	Mobile Bank	Demopolis Bank	Sweet Water Bank	Eufaula Bank	Santa Rosa Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 5,889	$ 1,182	$ 717	$ 2,147	$ 2,560	$ 1		$ <20	>	$ 12,476
Total interest expense	1,069	333	135	472	636	236		<20	>	2,861
Net interest income	4,820	849	582	1,675	1,924	<235	>	0		9,615
Provision for loan losses	274	45	30	96	143	0		0		588
Net interest income after provision	4,546	804	552	1,579	1,781	<235	>	0		9,027
Total noninterest income	1,158	152	131	506	612	475		<92	>	2,942
Total noninterest expense	3,367	551	439	1,512	1,645	912		<92	>	8,334
Income from continuing operations before taxes	2,337	405	244	573	748	<672	>	0		3,635
Provision for income taxes	729	114	82	177	277	<248	>	0		1,131
Net income from continuing operations	$ 1,608	$ 291	$ 162	$ 396	$ 471	$ <424	>	$ 0		$ 2,504
Other significant items:
Total assets(1)	$521,740	$ 82,681	$ 53,540	$192,951	$ 218,737	$148,219		$<151,373	>	$1,118,944
Total investment securities	105,237	16,227	8,668	19,873	12,182	1,114		0		163,301
Total loans, net of unearned income	338,907	62,757	39,305	138,048	160,083	0		0		739,100
Investment in subsidiaries	250	0	0	357	0	143,827		<144,434	>	0
Total interest income from external customers	5,889	1,182	717	2,147	2,540	1		0		12,476
Total interest income from affiliates	0	0	0	0	20	0		<20	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $52,449. See Note K.

Three Months Ended June 30, 2003
	Mobile Bank	Demopolis Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 6,025	$ 1,214	$ 722	$ 4		$ 0		$ 7,965
Total interest expense	1,437	419	175	0		0		2,031
Net interest income	4,588	795	547	4		0		5,934
Provision for loan losses	554	55	30	0		0		639
Net interest income after provision	4,034	740	517	4		0		5,295
Total noninterest income	1,618	107	153	497		<2	>	2,373
Total noninterest expense	3,385	529	499	771		<2	>	5,182
Income from continuing operations before taxes	2,267	318	171	<270	>	0		2,486
Provision for income taxes	706	84	51	<97	>	0		744
Net income from continuing operations	$ 1,561	$ 234	$ 120	$ <173	>	$ 0		$ 1,742
Other significant items:
Total assets(1)	$519,074	$ 88,201	$ 55,633	$ 82,576		$<79,401	>	$713,262
Total investment securities	133,246	21,996	8,567	0		0		163,809
Total loans, net of unearned income	316,111	57,860	41,997	0		0		415,968
Investment in subsidiaries	180	0	0	78,590		<78,770	>	0
Total interest income from external customers	6,025	1,214	722	4		0		7,965
Total interest income from affiliates	0	0	0	0		0		0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $47,179. See Note K.

Six Months Ended June 30, 2004
	Mobile Bank	Demopolis Bank	Sweet Water Bank	Eufaula Bank	Santa Rosa Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 11,686	$ 2,358	$ 1,446	$ 4,243	$ 5,166	$ 15		$ <29	>	$ 24,885
Total interest expense	2,142	699	279	914	1,280	482		<29	>	5,767
Net interest income	9,544	1,659	1,167	3,329	3,886	<467	>	0		19,118
Provision for loan losses	445	95	60	142	244	0		0		986
Net interest income after provision	9,099	1,564	1,107	3,187	3,642	<467	>	0		18,132
Total noninterest income	2,183	268	261	1,018	981	943		<92	>	5,562
Total noninterest expense	6,707	1,071	896	3,028	3,195	1,841		<92	>	16,646
Income from continuing operations before taxes	4,575	761	472	1,177	1,428	<1,365	>	0		7,048
Provision for income taxes	1,404	206	155	379	530	<629	>	0		2,045
Net income from continuing operations	$ 3,171	$ 555	$ 317	$ 798	$ 898	$ <736	>	$ 0		$ 5,003
Other significant items:
Total assets(1)	$521,740	$ 82,681	$ 53,540	$192,951	$ 218,737	$148,219		$<151,373	>	$1,118,944
Total investment securities	105,237	16,227	8,668	19,873	12,182	1,114		0		163,301
Total loans, net of unearned income	338,907	62,757	39,305	138,048	160,083	0		0		739,100
Investment in subsidiaries	250	0	0	357	0	143,827		<144,434	>	0
Total interest income from external customers	11,685	2,358	1,446	4,243	5,138	15		0		24,885
Total interest income from affiliates	1	0	0	0	28	0		<29	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $52,449. See Note K.

Six Months Ended June 30, 2003
	Mobile Bank	Demopolis Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 12,023	$ 2,483	$ 1,454	$ 16		$ <7	>	$ 15,969
Total interest expense	2,982	892	362	0		<7	>	4,229
Net interest income	9,041	1,591	1,092	16		0		11,740
Provision for loan losses	727	130	50	0		0		907
Net interest income after provision	8,314	1,461	1,042	16		0		10,833
Total noninterest income	2,811	307	305	995		<6	>	4,412
Total noninterest expense	6,703	1,086	1,169	1,534		<6	>	10,486
Income from continuing operations before taxes	4,422	682	178	<523	>	0		4,759
Provision for income taxes	1,353	179	41	<191	>	0		1,382
Net income from continuing operations	$ 3,069	$ 503	$ 137	$ <332	>	$ 0		$ 3,377
Other significant items:
Total assets(1)	$519,074	$ 88,201	$ 55,633	$ 82,576		$<79,401	>	$713,262
Total investment securities	133,246	21,996	8,567	0		0		163,809
Total loans, net of unearned income	316,111	57,860	41,997	0		0		415,968
Investment in subsidiaries	180	0	0	78,590		<78,770	>	0
Total interest income from external customers	12,016	2,483	1,454	16		0		15,969
Total interest income from affiliates	0	0	0	0		0		0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $47,179. See Note K.

Note J: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2004, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2004 was $28.7 million, and that sum represents the Company's maximum credit risk. At June 30, 2004, the Company had $287 thousand of liabilities associated with standby letter of credit agreements entered into subsequent to December 31, 2002. These liabilities and receivables are now being recorded as a result of the Company's adoption of FASB Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003 have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

Note K: Discontinued Operations

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $52.4 million and total deposits of approximately $46.0 million at June 30, 2004.

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

The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of June 30, 2004 and December 31, 2003 on the Consolidated Balance Sheet. The major asset and liability categories of the Wewahitchka Bank are as follows (in thousands):

	June 30, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$ 9,558	$ 2,166
Securities Available for Sale	6,013	6,806
Loans, Net	32,350	30,194
Other Assets	4,528	4,517
Assets Related to Discontinued Operations	$52,449	$43,683

LIABILITIES
Non-interest Bearing Demand Deposits	$10,808	$ 6,864
Interest Bearing Demand Deposits	17,831	12,175
Savings Deposits	2,871	2,677
Large Denomination Time Deposits (of $100 or more)	7,497	8,250
Other Time Deposits	7,002	7,487
Total Deposits	46,009	37,453
Other Liabilities	359	269
Liabilities Related to Discontinued Operations	$46,368	$37,722

The results for the Wewahitchka Bank for the quarters and six month periods ended June 30, 2004 and 2003 are presented in the following table. During the first quarter of 2004, BancTrust recorded a charge, under FASB 109 and Emerging Issues Task Force 93-17, of $125 thousand related to the difference in its tax basis and the financial reporting basis of its investment in the stock of the Wewahitchka Bank.

	Three Months Ended June 30,
	2004	2003
Total interest income	$ 611	$ 571
Total interest expense	142	174
Net interest income	469	397
Provision for loan losses	0	0
Net interest income after provision	469	397
Total noninterest income	70	229
Total noninterest expense	394	452
Income before taxes	145	174
Provision for income taxes	54	65
Net income	$ 91	$ 109

	Six Months Ended June 30,
	2004	2003
Total interest income	$ 1,205	$1,175
Total interest expense	281	367
Net interest income	924	808
Provision for loan losses	0	0
Net interest income after provision	924	808
Total noninterest income	146	365
Total noninterest expense	797	866
Income before taxes	273	307
Provision for income taxes	226	114
Net income	$ 47	$ 193

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Alabama, BankTrust (Florida), The Commercial Bank of Demopolis, Sweet Water State Bank, BankTrust of Florida, and BancTrust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2003 and June 30, 2004, and significant changes for the three and six month periods ended June 30, 2004 and 2003.

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

Recent Developments

On December 30, 2003, CommerceSouth, Inc. the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama) and CommerceSouth Bank Florida (now BankTrust Florida) was merged into the Company. This merger has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of these two banks have been included in the consolidated results of the Company for the three and six month periods ended June 30, 2004 but are not included in the consolidated results for periods prior to December 30, 2003, the date of the merger.

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $52.4 million and total deposits of approximately $46.0 million at June 30, 2004. The business related to the Wewahitchka Bank is accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of June 30, 2004 and December 31, 2003 on the Unaudited Consolidated Condensed Statements of Condition.

BancTrust merged its Mobile and Monroeville Banks effective May 1, 2004. The resulting bank is headquartered in Mobile and operates under the name BankTrust. BancTrust plans to merge its Demopolis Bank and its Sweet Water Bank into its Mobile Bank during the second half of 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIE's, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures. The adoption of the Interpretation did not have a material impact on the Company's consolidated financial statements.

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Management does not anticipate that the adoption of Issue 03-1 will have a material impact on the Company's financial condition or results of operations.

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

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios, and such other factors which, in Management's judgment, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

Financial Condition

Assets

Total assets at June 30, 2004 were $1.119 billion, an increase of $42.0 million, or 3.9 percent, from $1.077 billion at December 31, 2003. During the first six months of 2004 loans increased $50.3 million, or 7.3 percent, acquisition related payables decreased $38.4 million as a result of BancTrust's payment of merger consideration related to the merger with CommerceSouth, Inc., and short term borrowings decreased $13.9 million, or 54.8 percent. These uses of funds during the first quarter of 2004 were funded in part by an increase in deposits of $77.4 million, or 9.5 percent, the decrease in investment securities available for sale of $23.3 million, or 12.5 percent, and the increase in long-term debt of $10 million, or 26.0 percent.

Loans

Total loans, net of unearned income, increased from $688.8 million at December 31, 2003 to $739.1 million at June 30, 2004, an increase of $50.3 million, or 7.3 percent. Most of the increase in loan volume has occurred in the coastal counties of Alabama and Florida, where loan demand has been high.

Deposits

Total deposits increased from $811.1 million at December 31, 2003 to $888.5 million at June 30, 2004, an increase of $77.4 million, or 9.5 percent. Non-interest bearing demand deposits increased $41.3 million, or 29.0 percent. Approximately half of this increase was the result of a deposit by a large commercial customer. Interest bearing demand deposits increased $27.9 million, or 13.2 percent. Other time deposits, consisting of certificates of deposit, decreased $6.1 million, or 3.1 percent, while large denomination time deposits decreased $1.5 million, or 0.8 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $78.9 million, or 12.4 percent. As in the case of loans, deposit growth has occurred primarily in the coastal areas served by BancTrust.

Long-term Debt

Long-term debt consists of advances from the Federal Home Loan Bank of $20.5 million, a holding company bank loan of $10 million and a payable to a business trust of $18 million. The business trust was created by the Company to issue trust preferred securities to finance a portion of the CommerceSouth merger. During the first quarter of 2004, BancTrust borrowed $10 million which was used to pay a portion of the cash consideration for the CommerceSouth merger. This loan has a floating rate of 3 month LIBOR plus 1.10 percent. This advance is secured by a portion of the Company's stock in the Mobile Bank.

Capital Resources

The Company's equity as a percentage of total assets at June 30, 2004 was 10.4 percent, compared to 10.8 percent at December 31, 2003. This decrease resulted primarily from the decrease in accumulated other comprehensive income. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.3 percent at June 30, 2004 compared to 11.5 percent at year-end 2003.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity plus payable to trust less goodwill and accumulated other comprehensive income, was $83.5 million at December 31, 2003 and $86.5 million at June 30, 2004. Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $92.2 million at December 31, 2003 and $95.4 million at June 30, 2004. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.25 percent and 11.31 percent, respectively, at December 31, 2003, and 10.15 percent and 11.20 percent, respectively, at June 30, 2004. Both the December 2003 and the June 2004 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for June 30, 2004 are shown below (dollars in thousands):

June 30, 2004
Tier I capital-
Tangible common shareholders' equity	$68,463
Payable to trust	18,000
Total tier I capital	$86,463

Tier II capital-Allowable portion of the allowance for loan losses	8,927
Total capital (Tiers I and II)	$95,390

Risk-weighted assets	$851,573
Quarterly average assets	1,051,258
Risk-based capital ratios:
Tier I capital	10.15%
Total capital (Tiers I and II)	11.20%

During the second quarter of 2004 the Company declared a regular quarterly dividend of $0.13 per share, payable July 1, 2004, to shareholders of record June 11, 2004.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $147.1 million at June 30, 2004. These assets represented 13.2 percent of total assets at quarter end as compared to 15.3 percent at December 31, 2003. The net change in cash and cash equivalents for the six month period ended June 30, 2004 was an increase of $4.4 million, or 6.2 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of loan and investment portfolio maturities and repricing. Through June 30, 2004, Management has not utilized derivatives as a part of this process.

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
June 30, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 704	$ 67
Loans on non-accrual	2,544	3,132
Renegotiated loans	987	1,000
Total non-performing loans	4,235	4,199
Other real estate owned	602	1,057
Total non-performing assets	$4,837	$5,256

Accruing loans 90 days or more past due as a percent of loans	0.10%	0.01%
Total non-performing loans as a percent of loans	0.57%	0.61%
Total non-performing assets as a percent of loans and other real estate owned	0.65%	0.76%

The following table is a summary of non-performing assets of the Wewahitchka Bank.

(Dollars in Thousands)
June 30, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 6	$ 64
Loans on non-accrual	49	410
Renegotiated loans	0	0
Total non-performing loans	55	474
Other real estate owned	390	435
Total non-performing assets	$445	$ 909

Accruing loans 90 days or more past due as a percent of loans	0.02%	0.21%
Total non-performing loans as a percent of loans	0.17%	1.53%
Total non-performing assets as a percent of loans and other real estate owned	1.32%	2.89%

Accruing loans 90 days or more past due increased from year-end 2003 to June 30, 2004 by $637 thousand, primarily a result of one loan at the Mobile Bank. Although this loan is past due over 90 days, it is well secured and Management expects all principal and interest on this loan to be collected early in the third quarter of 2004. Loans on non-accrual for the same period decreased by $588 thousand.

Not included in the non-performing assets table are loans totaling $5.9 million at June 30, 2004, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

Results of Operations

The Second Quarter

Net Income

The Company recorded income from continuing operations of $2.6 million, or $0.23 per share, during the second quarter of 2004, compared to income from continuing operations in the second quarter of 2003 of $1.9 million, or $0.20 per share. BancTrust recorded income from discontinued operations of $91 thousand, or $0.01 per share, in the second quarter of 2004 compared to income from discontinued operations of $109 thousand, or $0.01 per share, for the second quarter of 2003. Net interest revenue increased by $3.7 million, or 62.0 percent. This increase is a result of the increase in average interest earning assets from $587.2 million for the first six months of 2003 to $902.4 million in the first six months of 2004, an increase of $315.3 million or 53.7 percent. The Eufaula Bank and the Santa Rosa Beach Bank accounted for an increase in average earning assets of approximately $321.1 million. The net interest margin at BancTrust increased to 4.40 percent for the first six months of 2004 compared to 4.22 percent for the first six months of 2003.

Provision for Loan Losses

BancTrust's provision for loan losses is a reflection of actual losses experienced during the period and management's judgement as to the adequacy of the allowance for loan losses (See Allowance for Loan Losses). Net charge-offs from continuing operations in the first six months of 2004 were $637 thousand compared to $1.0 million in the same period of 2003. The provision for loan losses was $588 thousand in second quarter of 2004 compared to $639 thousand for the comparable period in 2003. The Eufaula Bank and the Santa Rosa Beach Bank provided $239 thousand for loan losses in the second quarter of 2004. The allowance for loan losses as a percentage of loans net of unearned income was 1.18 percent at June 30, 2004 and 1.21 percent at December 31, 2003. The small decline in the ratio of the allowance as a percentage of loans is due to the growth in loans during the first six months of 2004. Classified loans have declined slightly since December 31, 2003.

The allowance for loan losses represented 2.05 times non-performing loans at June 30, 2004 and 1.99 times non-performing loans at December 31, 2003. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $2.9 million for the second quarter of 2004, compared to $2.4 million for the same period in 2003, an increase of $569 thousand, or 24.0 percent. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest revenue decreased $457 thousand, or 19.3 percent, due primarily to the decrease of $471 thousand in gain on sale of credit card portfolio.

Salary and employee benefit expense increased by $1.6 million, or 53.4 percent, from the second quarter of 2003 to the second quarter of 2004. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, salary and employee benefit expense increased $98 thousand, primarily as a result of normal merit raises.

Net occupancy expense was $625 thousand in the second quarter of 2004, an increase of $278 thousand, or 80.1 percent, from the same period of 2003 primarily attributable to the purchase of the Eufaula Bank and the Santa Rosa Beach Bank. Furniture and equipment expense increased $242 thousand, with the purchase of the Eufaula Bank and the Santa Rosa Beach Bank accounting for $254 thousand of this increase.

The category other expense was $2.2 million for the quarter ended June 30, 2004 compared to $1.4 million for the quarter ended June 30, 2003, an increase of $816 thousand, or 60.3 percent. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank other expense decreased $25 thousand. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) relocation of a branch of the Mobile Bank, (2) construction of a new branch facility of the Mobile Bank, (3) costs relating to the merger of the Demopolis and Sweet Water Banks with the Mobile Bank and (4) upgrades in technology, specifically introduction of check imaging at the Eufaula and Santa Rosa Beach Banks.

Income tax expense was $1.1 million for the second quarter of 2004, compared to $744 thousand for the same period in 2003. The effective combined federal and state tax rates for the second quarter of 2004 and 2003 were 31.3 percent and 30.4 percent, respectively.

The First Six Months

Net Income

The Company recorded income from continuing operations of $5.0 million, or $0.46 per share, during the first six months of 2004, compared to income from continuing operations in the first six months of 2003 of $3.4 million, or $0.39 per share. BancTrust recorded income from discontinued operations of $47 thousand, or $0.00 per share, in the first six months of 2004 compared to income from discontinued operations of $193 thousand, or $0.02 per share, for the first six months of 2003. The income in the first six months of 2004 included a one time charge amounting to $125 thousand related to the disposition of the Company's investment in the stock of the Wewahitchka Bank (see Note L). Net interest revenue increased by $7.4 million, or 62.8 percent. The Eufaula Bank and the Santa Rosa Beach Bank accounted for $7.2 of this increase in net interest revenue.

Provision for Loan Losses

The provision for loan losses was increased to $986 thousand in first six months of 2004 compared to $907 thousand for the comparable period in 2003. The Eufaula Bank and the Santa Rosa Beach Bank provided $386 thousand for loan losses in the first six months of 2004. During the six months ended June 30, 2004, provisions to the allowance for loan losses were $349 thousand higher than net charge off, resulting of an increase in the allowance from $8.3 million at December 31, 2003 to $8.7 million at June 30, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $5.6 million for the first six months of 2004, compared to $4.4 million for the same period in 2003, an increase of 26.1 percent. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest revenue decreased $756 thousand, or 17.1 percent, due primarily to the decrease of $197 thousand in mortgage loan referral fees and the decrease of $471 thousand in gain on sale of credit card portfolio.

Salary and employee benefit expense increased by $3.4 million, or 57.0 percent, from the first six months of 2003 to the first six months of 2004. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, salary and employee benefit expense increased $309 thousand, primarily as a result of normal merit raises

Net occupancy expense was $1.2 million in the first six months of 2004, an increase of $543 thousand, or 78.4 percent, from the same period of 2003 primarily attributable to the purchase of the Eufaula Bank and the Santa Rosa Beach Bank. Furniture and equipment expense increased $506 thousand. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, furniture and equipment expense decreased $4 thousand.

The category other expense was $4.3 million for the six months ended June 30, 2004 compared to $3.0 million for the six months ended June 30, 2003, an increase of $1.3 million, or 44.3 percent. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank other expense decreased $320 thousand. Other expense includes data processing fees for the Trust Company, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Income tax expense was $2.0 million for the first six months of 2004, compared to $1.4 million for the same period in 2003. The effective combined federal and state tax rates for the first six months of 2004 and 2003 were 31.0 percent and 29.5 percent, respectively.

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

PART II. OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended June 30, 2004 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
04/01/04-04/30/04	0	$0.00	0	229,951
05/01/04-05/31/04	469	$16.75	0	229,951
06/01/04-06/30/04	2,754	$17.59	0	222,951
Total	3,223	$17.47	0	222,951

(1) 3,223 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.

(2) Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 4 Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 13, 2004, the Election of the Directors. A total of 8,772,209 shares of Common Stock, or 79.98 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
James R. Balkcom, Jr.	8,750,716	21,493	0	0
Stephen G. Crawford	8,435,333	336,876	0	0
David C. DeLaney	8,760,016	12,193	0	0
Robert M. Dixon	8,760,716	11,493	0	0
Greg B. Faison	8,717,162	55,047	0	0
James A. Faulkner	8,760,016	12,193	0	0
Broox G. Garrett, Jr.	8,678,710	93,499	0	0
W. Dwight Harrigan	8,760,716	11,493	0	0
James P. Hayes, Jr.	8,760,716	11,493	0	0
Clifton C. Inge	8,760,716	11,493	0	0
W. Bibb Lamar, Jr.	8,681,710	90,499	0	0
John H. Lewis, Jr.	8,760,716	11,493	0	0
Harris V. Morrissette	8,760,716	11,493	0	0
J. Stephen Nelson	8,681,710	90,499	0	0
Paul D. Owens, Jr.	8,757,716	14,493	0	0
Dennis A. Wallace	8,760,716	11,493	0	0
Earl H. Weaver	8,760,016	12,193	0	0

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 4, 2004, BancTrust furnished a Current Report on Form 8-K covering Item 12. Results of Operations and Financial Condition. This Form 8-K included a press release announcing BancTrust's unaudited financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

08/06/2004	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

08/06/2004	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002