Form 10-Q
period 2004-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2004-11-05
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at October 29, 2004: 11,009,271

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The Third Quarter - Net Income	25
	Provision for Loan Losses	25
	Non-Interest Revenue and Expense	26
	The Nine Month Period - Net Income	27
	Provision for Loan Losses	27
	Non-Interest Revenue and Expense	27

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	29
	Changes in Internal Controls	29

PART II.	Other Information	30
	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 4 - Submission of Matters to a Vote of Security Holders	30

	Item 6 - Exhibits	30

	Signatures	31

	Exhibit Index	32

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	September 30, 2004		December 31, 2003
ASSETS
Cash and Due from Banks	$48,635		$42,054
Federal Funds Sold	3,636		29,333
Total Cash and Cash Equivalents	52,271		71,387
Interest Bearing Deposits	0		157
Securities Available for Sale	158,306		186,591

Loans, Net of Unearned Income	820,006		688,802
Allowance for Loan Losses	<9,712	>	<8,342	>
Loans, Net	810,294		680,460

Premises and Equipment, Net	38,912		33,272
Accrued Income Receivable	5,401		5,030
Goodwill	41,952		41,952
Other Intangible Assets	4,753		5,315
Cash Surrender Value of Life Insurance	4,659		4,537
Other Assets	2,815		4,516
Assets Related to Discontinued Operations	50,157		43,683
Total Assets	$1,169,520		$1,076,900

LIABILITIES
Non-interest Bearing Demand Deposits	$177,595		$142,657
Interest Bearing Demand Deposits	242,742		211,785
Savings Deposits	113,846		83,223
Large Denomination Time Deposits (of $100 or more)	179,372		174,103
Other Time Deposits	194,036		199,377
Total Deposits	907,591		811,145
Short-Term Borrowings	40,850		25,317
Federal Home Loan Bank Advances and Long-Term Debt	48,500		38,500
Acquisition Related Payable	0		38,422
Other Liabilities	8,648		9,128
Liabilities Related to Discontinued Operations	43,736		37,722
Total Liabilities	1,049,325		960,234

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 0 outstanding
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2004-11,244; 2003-11,186	112		112
Additional Paid in Capital	77,373		76,833
Accumulated Other Comprehensive Income, Net	981		1,569
Deferred Compensation Payable in Common Stock	861		955
Retained Earnings	44,137		40,560
Less: Treasury Stock of 256 Shares in 2004 and 2003, at Cost	<2,408	>	<2,408	>
Common Stock held in Grantor Trust, 49 shares in 2004 and 37 shares in 2003	<861	>	<955	>
Total Shareholders' Equity	120,195		116,666
Total Liabilities and Shareholders' Equity	$1,169,520		$1,076,900

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended September 30,
		2004	2003
	Interest Revenue:
	Loans	$11,855	$ 6,277
Investment Securities Available for Sale:	Taxable	1,087	843
	Non-Taxable	545	605
	Other	49	42
	Total Interest Revenue	13,536	7,767

	Interest Expense:
	Deposits	2,625	1,686
	Short-Term Borrowings	58	13
	FHLB Advances and Long-Term Debt	410	87
	Total Interest Expense	3,093	1,786

	Net Interest Revenue	10,443	5,981
	Provision for Loan Losses	1,268	237
	Net Interest Revenue After Provision For Loan Losses	9,175	5,744

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,301	795
	Trust Income	453	451
	Securities Gains (Losses), Net	214	<6>
	Other Income	908	488
	Total Non-Interest Revenue	2,876	1,728

	Non-Interest Expense:
	Salaries	3,276	2,270
	Pensions and Employee Benefits	1,359	787
	Net Occupancy Expense	591	389
	Furniture and Equipment Expense	729	413
	Intangible Amortization	187	0
	Other Expense	2,188	1,497
	Total Non-Interest Expense	8,330	5,356

	Income from Continuing Operations before Income Taxes	3,721	2,116
	Income Tax Expense	1,193	587
	Income from Continuing Operations	2,528	1,529
	Income from Discontinued Operations before Income Taxes	442	120
	Income Tax Expense	164	44
	Income from Discontinued Operations	278	76
	Net Income	$ 2,806	$ 1,605
	Basic Earnings Per Share from Continuing Operations	$ 0.23	$ 0.17
	Diluted Earnings Per Share from Continuing Operations	$ 0.22	$ 0.17
	Basic Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.01
	Diluted Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.01
	Basic Earnings Per Share	$ 0.26	$ 0.18
	Diluted Earnings Per Share	$ 0.25	$ 0.18
	Weighted Average Shares Outstanding - Basic	10,980	8,742
	Weighted Average Shares Outstanding - Diluted	11,062	8,839

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Nine Months Ended September 30,
		2004	2003
	Interest Revenue:
	Loans	$33,106	$18,508
Investment Securities Available for Sale:	Taxable	3,252	3,280
	Non-Taxable	1,953	1,832
	Other	110	116
	Total Interest Revenue	38,421	23,736

	Interest Expense:
	Deposits	7,595	5,702
	Short-Term Borrowings	133	51
	FHLB Advances and Long-Term Debt	1,132	262
	Total Interest Expense	8,860	6,015

	Net Interest Revenue	29,561	17,721
	Provision for Loan Losses	2,254	1,144
	Net Interest Revenue After Provision For Loan Losses	27,307	16,577

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	3,754	2,296
	Trust Income	1,359	1,440
	Securities Gains, Net	564	341
	Gain on Sale of Credit Card Portfolio	0	462
	Other Income	2,761	1,601
	Total Non-Interest Revenue	8,438	6,140

	Non-Interest Expense:
	Salaries	9,930	6,696
	Pensions and Employee Benefits	4,101	2,344
	Net Occupancy Expense	1,827	1,082
	Furniture and Equipment Expense	2,054	1,232
	Intangible Amortization	561	0
	Other Expense	6,503	4,488
	Total Non-Interest Expense	24,976	15,842

	Income from Continuing Operations before Income Taxes	10,769	6,875
	Income Tax Expense	3,238	1,969
	Income from Continuing Operations	7,531	4,906
	Income from Discontinued Operations before Income Taxes	715	427
	Income Tax Expense	390	158
	Income from Discontinued Operations	325	269
	Net Income	$ 7,856	$ 5,175
	Basic Earnings Per Share from Continuing Operations	$ 0.69	$ 0.56
	Diluted Earnings Per Share from Continuing Operations	$ 0.68	$ 0.55
	Basic Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.03
	Diluted Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.03
	Basic Earnings Per Share	$ 0.72	$ 0.59
	Diluted Earnings Per Share	$ 0.71	$ 0.58
	Weighted Average Shares Outstanding - Basic	10,971	8,738
	Weighted Average Shares Outstanding - Diluted	11,054	8,823

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2004 and 2003

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2004	11,186	112	$76,833	$1,569	$955	$40,560	$<2,408>	$<955>	$116,666
Comprehensive income:
Net income						7,856			7,856
Net change in fair value of
securities available for sale, net of taxes				<588>					<588	>
Total comprehensive income									7,268
Dividends declared ($.39 per share)						<4,279>			<4,279	>
Purchase of deferred compensation treasury shares					164			<164>	0
Deferred compensation paid in common stock held in grantor trust					<258>			258	0
Shares issued to dividend reinvestment plan	3		50						50
Common stock options exercised	55		490						490
Balance, September 30, 2004	11,244	112	$77,373	$981	$861	$44,137	$<2,408>	$<861>	$120,195

Balance, January 1, 2003	8,985	90	$41,949	$2,485	$0	$38,788	$<2,408>	$0	$80,904
Comprehensive income:
Net income						5,175			5,175
Net change in fair value of
securities available for sale, net of taxes				<1,383>					<1,383>
Total comprehensive income									3,792
Dividends declared ($.39 per share)						<3,410>			<3,410	>
Common stock options exercised	15		134						134
Balance, September 30, 2003	9,000	90	$42,083	$1,102	$0	$40,553	$<2,408>	$0	$81,420

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$7,531		$4,906
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,998		1,970
Provision for loan losses	2,254		1,144
Securities gains, net	<564	>	<341	>
Gain on sale of credit card portfolio	0		<462	>
Loss (Gain) on sales of other real estate owned	26		<79	>
Changes in operating assets and liabilities:
Increase in accrued income receivable	<371	>	<328	>
Increase in cash surrender value of life insurance	<122	>	0
Decrease in other assets	1,428		498
Increase (decrease) in other liabilities	<480	>	847
Net cash provided by operating activities from continuing operations	12,700		8,155

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits	157		<258	>
Net increase in loans	<132,007	>	<25,686	>
Proceeds from the sale of other real estate owned	551		185
Purchases of premises and equipment, net	<7,591	>	<1,556	>
Proceeds from sale of investment securities available for sale	46,066		27,161
Proceeds from maturities of investment securities available for sale	46,556		62,614
Purchases of investment securities available for sale	<65,231	>	<71,563	>
Payment to shareholders of acquired company	<38,422	>	0
Net cash used in investing activities from continuing operations	<149,921	>	<9,103	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	96,446		10,294
Net increase (decrease) in short-term borrowings	15,533		<6,155	>
Proceeds from FHLB advances and long-term debt	10,000		10,000
Repayments of FHLB advances and long-term debt	0		<2,000	>
Proceeds from exercise of common stock options	490		134
Dividends paid	<4,229	>	<3,410	>
Net cash provided by financing activities from continuing operations	118,240		8,863

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	<135	>	204

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	<19,116	>	8,119
Cash and cash equivalents at beginning of period	71,387		33,598
Cash and cash equivalents at end of period	$52,271		$41,717
Supplemental disclosures of cash flow information:
Interest paid	$ 9,086		$ 6,352
Income taxes paid, net of refund	2,317		1,497
Loans transferred to other real estate owned	81		1,025

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank. The business related to the Wewahitchka Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows of the Wewahitchka Bank have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of September 30, 2004 and December 31, 2003 on the Consolidated Balance Sheet. See Note L for more information.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options issued to date were equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

The Company may grant options for up to 250 thousand shares to employees and directors under its Incentive Stock Option Plan (the "Plan") and has granted options for 107 thousand shares under the Plan through September 30, 2004. Options to purchase 103 thousand shares are currently outstanding under the Plan. Options issued under this Plan are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended
	September 30 ,2004	September 30, 2003
Net income as reported	$ 2,806	$ 1,605
Less: Stock based compensation expense determined under the fair value method, net of tax	41	0
Pro forma net income	$ 2,765	$ 1,605
Earnings per share:
As reported
Basic	$ .26	$ .18
Diluted	.25	.18
Pro forma
Basic	$ .25	$ .18
Diluted	.25	.18

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net income as reported	$ 7,856	$ 5,175
Less: Stock based compensation expense determined under the fair value method, net of tax	57	0
Pro forma net income	$ 7,799	$ 5,175
Earnings per share:
As reported
Basic	$ .72	$ .59
Diluted	.71	.58
Pro forma
Basic	$ .71	$ .59
Diluted	.71	.58

94 thousand stock options have been issued in 2004. 40 thousand of the options issued in 2004 are related to the CommerceSouth, Inc. merger. The fair value of these options was included in the purchase price of the CommerceSouth, Inc. merger and is therefore excluded from the calculation of compensation costs under SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarter of 2004; risk-free interest rates of 3.67 percent; expected dividend yields of 2.83 percent; expected lives of 5 years; and expected volatility of 39 percent.

Note C: Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP on the unaudited consolidated condensed financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. In September 2004, the FASB approved a Staff Position to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The Staff Position did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company's financial position or results of operations.

Note D: Retirement Plans

Pension Benefits
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Service cost	$ 137		$ 132		$ 411		$ 396
Interest cost	147		150		441		450
Expected return on plan assets	<125	>	<140	>	<375	>	<420	>
Amortization of prior service cost	2		2		6		6
Amortization of the net loss	35		23		105		69
Net periodic benefit costs	$ 196		$ 167		$ 588		$ 501

BancTrust previously disclosed in its 10-K for the year ended December 31, 2003 that it expected to contribute $1.6 million to its pension plan in 2004. BancTrust presently anticipates that it will contribute $941 thousand to its pension plan in 2004, all of which was contributed in the first nine months of 2004.

Note E: Change in Allowance for Losses on Loans

The change in the allowance for losses on loans from continuing operations for the nine month periods ended September 30, 2004 and 2003 are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2004		September 30, 2003
Balance at beginning of period	$ 8,342		$ 5,381
Provision charged to operating expense	2,254		1,144
Loans charged off	<1,113	>	<1,706	>
Recoveries	229		227
Balance at end of period	$ 9,712		$ 5,046

The change in the allowance for losses on loans from the Wewahitchka Bank for the nine month periods ended September 30, 2004 and 2003 are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2004		September 30, 2003
Balance at beginning of period	$ 834		$ 975
Provision charged to operating expense	0		0
Loans charged off	<22	>	<199	>
Recoveries	76		56
Balance at end of period	$ 888		$ 832

Note F: Earnings Per Share

Basic earnings per share for the three and nine month periods ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

Three Months Ended September 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,528	10,980	$0.23
Income from Discontinued Operations	278	10,980	0.03
Net Income	$2,806	10,980	$0.26
Dilutive securities:
Stock option plan shares		82
Diluted earnings per share (1):
Income from Continuing Operations	$2,528	11,062	$0.22
Income from Discontinued Operations	278	11,062	0.03
Net Income	$2,806	11,062	$0.25

Three Months Ended September 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$1,529	8,742	$0.17
Income from Discontinued Operations	76	8,742	0.01
Net Income	$1,605	8,742	$0.18
Dilutive securities:
Stock option plan shares		97
Diluted earnings per share (1):
Income from Continuing Operations	$1,529	8,839	$0.17
Income from Discontinued Operations	76	8,839	0.01
Net Income	$1,605	8,839	$0.18

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the three months periods ended September 30, 2004 and 2003, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

Nine Months Ended September 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$7,531	10,971	$0.69
Income from Discontinued Operations	325	10,971	0.03
Net Income	$7,856	10,971	$0.72
Dilutive securities:
Stock option plan shares		83
Diluted earnings per share (1):
Income from Continuing Operations	$7,531	11,054	$0.68
Income from Discontinued Operations	325	11,054	0.03
Net Income	$7,856	11,054	$0.71

Nine Months Ended September 30, 2003	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$4,906	8,738	$0.56
Income from Discontinued Operations	269	8,738	0.03
Net Income	$5,175	8,738	$0.59
Dilutive securities:
Stock option plan shares		85
Diluted earnings per share (1):
Income from Continuing Operations	$4,906	8,823	$0.55
Income from Discontinued Operations	269	8,823	0.03
Net Income	$5,175	8,823	$0.58

(1) The Company excluded from the calculation of diluted earnings per share 22 thousand shares for the nine months ended September 30, 2004 and 49 thousand shares for the nine months ended September 30, 2003, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the nine month period ended September 30, 2004, the net unrealized gain on these securities decreased by $941 thousand. For the nine month period ended September 30, 2003, the net unrealized gain on these securities decreased by $2.2 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the nine month periods ended September 30, 2004 and 2003, the Company recognized, net of related income taxes, a decrease of $588 thousand and a decrease of $1.4 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the nine month periods ended September 30, 2004 and 2003 (in thousands):

	September 30,		September 30,
	2004		2003

Net Income	$7,856		$5,175
Net change in fair value of securities available for sale, net of tax of $141 and $601, respectively	<236	>	<1,002	>
Less reclassification adjustments for gains included in net income, net of tax of $212 and $331, respectively	<352	>	<381	>
Comprehensive income	$7,268		$3,792

Note H: Market Risk

There have been no material changes in reported market risk since December 31, 2003.

Note I: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. In 2003 the Company merged its Brewton Bank into the Mobile Bank, and in 2004 the Company merged its Monroeville Bank and its Demopolis Bank into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column "other" includes BancTrust and BancTrust Company. See Note K for information for the Wewahitchka Bank.

The results for the reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended September 30, 2004
	Mobile	Sweet Water	Eufaula	Santa Rosa
	Bank	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 7,332	$ 727	$ 2,387	$ 3,092	$ 15		$ <17	>	$ 13,536
Total interest expense	1,450	136	556	696	272		<17	>	3,093
Net interest income	5,882	591	1,831	2,396	<257	>	0		10,443
Provision for loan losses	599	30	218	421	0		0		1,268
Net interest income after provision	5,283	561	1,613	1,975	<257	>	0		9,175
Total noninterest income	1,283	147	459	552	481		<46	>	2,876
Total noninterest expense	3,864	441	1,453	1,683	935		<46	>	8,330
Income from continuing operations before taxes	2,702	267	619	844	<711	>	0		3,721
Provision for income taxes	869	98	180	310	<264	>	0		1,193
Net income from continuing operations	$ 1,833	$ 169	$ 439	$ 534	$ <447	>	$ 0		$ 2,528
Other significant items:
Total assets(1)	$599,017	$ 52,036	$206,719	$ 255,907	$149,996		$<144,312	>	$1,169,520
Total investment securities	117,668	7,787	19,998	11,724	1,129		0		158,306
Total loans, net of unearned income	426,827	38,605	153,354	201,220	0		0		820,006
Investment in subsidiaries	270	0	364	0	146,033		<146,667	>	0
Total interest income from external customers	7,332	727	2,387	3,075	15		0		13,536
Total interest income from affiliates	0	0	0	17	0		<17	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $50,157. See Note K.

Three Months Ended September 30, 2003
	Mobile Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 7,009	$ 744	$ 14		$ 0		$ 7,767
Total interest expense	1,620	166	0		0		1,786
Net interest income	5,389	578	14		0		5,981
Provision for loan losses	207	30	0		0		237
Net interest income after provision	5,182	548	14		0		5,744
Total noninterest income	1,140	137	452		<1	>	1,728
Total noninterest expense	4,008	508	841		<1	>	5,356
Income from continuing operations before taxes	2,314	177	<375	>	0		2,116
Provision for income taxes	674	53	<140	>	0		587
Net income from continuing operations	$ 1,640	$ 124	$ <235	>	$ 0		$ 1,529
Other significant items:
Total assets(1)	$578,892	$ 54,880	$ 84,142		$<82,627	>	$681,627
Total investment securities	148,711	8,333	0		0		157,044
Total loans, net of unearned income	373,387	40,708	0		0		414,095
Investment in subsidiaries	174	0	80,275		<80,449	>	0
Total interest income from external customers	7,009	744	14		0		7,767
Total interest income from affiliates	0	0	0		0		0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $46,340. See Note K.

Nine Months Ended September 30, 2004
	Mobile	Sweet Water	Eufaula	Santa Rosa
	Bank	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 21,376	$ 2,173	$ 6,630	$ 8,258	$ 30		$ <46	>	$ 38,421
Total interest expense	4,291	415	1,470	1,976	754		<46	>	8,860
Net interest income	17,085	1,758	5,160	6,282	<724	>	0		29,561
Provision for loan losses	1,139	90	360	665	0		0		2,254
Net interest income after provision	15,946	1,668	4,800	5,617	<724	>	0		27,307
Total noninterest income	3,734	408	1,477	1,533	1,424		<138	>	8,438
Total noninterest expense	11,642	1,337	4,481	4,878	2,776		<138	>	24,976
Income from continuing operations before taxes	8,038	739	1,796	2,272	<2,076	>	0		10,769
Provision for income taxes	2,479	253	559	840	<893	>	0		3,238
Net income from continuing operations	$ 5,559	$ 486	$ 1,237	$ 1,432	$ <1,183	>	$ 0		$ 7,531
Other significant items:
Total assets(1)	$599,017	$ 52,036	$206,719	$ 255,907	$149,996		$<144,312	>	$1,169,520
Total investment securities	117,668	7,787	19,998	11,724	1,129		0		158,306
Total loans, net of unearned income	426,827	38,605	153,354	201,220	0		0		820,006
Investment in subsidiaries	270	0	364	0	146,033		<146,667	>	0
Total interest income from external customers	21,375	2,173	6,630	8,213	30		0		38,421
Total interest income from affiliates	1	0	0	45	0		<46	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $50,157. See Note K.

Nine Months Ended September 30, 2003
	Mobile Bank	Sweet Water Bank	Other		Eliminations		Consolidated
Total interest income	$ 21,508	$ 2,198	$ 30		$ 0		$ 23,736
Total interest expense	5,487	528	0		0		6,015
Net interest income	16,021	1,670	30		0		17,721
Provision for loan losses	1,064	80	0		0		1,144
Net interest income after provision	14,957	1,590	30		0		16,577
Total noninterest income	4,258	442	1,447		<7	>	6,140
Total noninterest expense	11,797	1,677	2,375		<7	>	15,842
Income from continuing operations before taxes	7,418	355	<898	>	0		6,875
Provision for income taxes	2,206	94	<331	>	0		1,969
Net income from continuing operations	$ 5,212	$ 261	$ <567	>	$ 0		$ 4,906
Other significant items:
Total assets(1)	$578,892	$ 54,880	$ 84,142		$<82,627	>	$681,627
Total investment securities	148,711	8,333	0		0		157,044
Total loans, net of unearned income	373,387	40,708	0		0		414,095
Investment in subsidiaries	174	0	80,275		<80,449	>	0
Total interest income from external customers	21,508	2,198	30		0		23,736
Total interest income from affiliates	0	0	0		0		0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $46,340. See Note K.

Note J: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2004, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2004 was $30.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2004, the Company had $302 thousand of liabilities associated with standby letter of credit agreements entered into subsequent to December 31, 2002. These liabilities and receivables are now being recorded as a result of the Company's adoption of FASB Interpretation 45 at January 1, 2003. Standby letter of credit agreements entered into prior to January 1, 2003 have a carrying value of zero. The Company holds collateral to support standby letters of credit when deemed necessary.

Note K: Discontinued Operations

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $50.2 million and total deposits of approximately $43.4 million at September 30, 2004. The sale was completed on October 15, 2004 for $7.5 million.

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

The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of September 30, 2004 and December 31, 2003 on the Consolidated Balance Sheet. The major asset and liability categories of the Wewahitchka Bank are as follows (in thousands):

	September 30, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$ 7,077	$ 2,166
Securities Available for Sale	5,783	6,806
Loans, Net	33,032	30,194
Other Assets	4,265	4,517
Assets Related to Discontinued Operations	$50,157	$43,683

LIABILITIES
Non-interest Bearing Demand Deposits	$ 9,456	$ 6,864
Interest Bearing Demand Deposits	16,339	12,175
Savings Deposits	3,456	2,677
Large Denomination Time Deposits (of $100 or more)	7,320	8,250
Other Time Deposits	6,799	7,487
Total Deposits	43,370	37,453
Other Liabilities	366	269
Liabilities Related to Discontinued Operations	$43,736	$37,722

The results for the Wewahitchka Bank for the three and nine month periods ended September 30, 2004 and 2003 are presented in the following table. During the first quarter of 2004, BancTrust recorded a charge, under FASB 109 and Emerging Issues Task Force 93-17, of $125 thousand related to the difference in its tax basis and the financial reporting basis of its investment in the stock of the Wewahitchka Bank.

Three Months Ended September 30,
	2004	2003
Total interest income	$725	$556
Total interest expense	148	168
Net interest income	577	388
Provision for loan losses	0	0
Net interest income after provision	577	388
Total noninterest income	237	185
Total noninterest expense	372	453
Income before taxes	442	120
Provision for income taxes	164	44
Net income	$278	$ 76

Nine Months Ended September 30,
	2004	2003
Total interest income	$1,930	$1,731
Total interest expense	429	535
Net interest income	1,501	1,196
Provision for loan losses	0	0
Net interest income after provision	1,501	1,196
Total noninterest income	383	550
Total noninterest expense	1,169	1,319
Income before taxes	715	427
Provision for income taxes	390	158
Net income	$ 325	$ 269

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Alabama, BankTrust (Florida), Sweet Water State Bank, BankTrust of Florida, and BancTrust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2003 and September 30, 2004, and significant changes for the three and nine month periods ended September 30, 2004 and 2003.

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

Recent Developments

On December 30, 2003, CommerceSouth, Inc. the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama) and CommerceSouth Bank Florida (now BankTrust Florida) was merged into the Company. This merger has been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of these two banks have been included in the consolidated results of the Company for the three and nine month periods ended September 30, 2004 but are not included in the consolidated results for periods prior to December 30, 2003, the date of the merger.

On February 27, 2004, BancTrust announced that it had reached an agreement to sell all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $50.2 million and total deposits of approximately $43.4 million at September 30, 2004. The business related to the Wewahitchka Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this document. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations. The assets and liabilities of the Wewahitchka Bank are stated separately as discontinued operations as of September 30, 2004 and December 31, 2003 on the Unaudited Consolidated Condensed Statements of Condition. BancTrust completed the sale of the Wewahitchka Bank on October 15, 2004.

BancTrust merged its Mobile and Monroeville Banks effective May 1, 2004 and merged its Mobile and Demopolis Banks effective August 1, 2004. The resulting bank is headquartered in Mobile and operates under the name BankTrust.

Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP on the consolidated condensed financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. In September 2004, the FASB approved a Staff Position to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The Staff Position did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, Management obtains independent appraisals for significant properties. A substantial portion of the Company's loans are secured by real estate in South Alabama and Northwest Florida. In addition, the real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area. Management believes that the allowances for losses on loans and real estate owned are adequate. While Management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to make changes to the allowances based on their judgment about information available to them at the time of their examination.

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

Financial Condition

Assets

Total assets at September 30, 2004 were $1.170 billion, an increase of $92.6 million, or 8.6 percent, from $1.077 billion at December 31, 2003. During the first nine months of 2004 loans increased $131.2 million, or 19.0 percent, and acquisition related payables decreased $38.4 million as a result of BancTrust's payment of merger consideration related to the merger with CommerceSouth, Inc. These uses of funds during the first nine months of 2004 were funded in part by an increase in deposits of $96.4 million, or 11.9 percent, a decrease in investment securities available for sale of $28.3 million, or 15.2 percent, an increase in short term borrowings of $15.5 million, or 61.4 percent and an increase in long-term debt of $10.0 million, or 26.0 percent.

Loans

Total loans, net of unearned income, increased from $688.8 million at December 31, 2003 to $820.0 million at September 30, 2004, an increase of $131.2 million, or 19.0 percent. Most of the increase in loan volume has occurred in the coastal counties of Alabama and Florida, where loan demand has been high.

Deposits

Total deposits increased from $811.1 million at December 31, 2003 to $907.6 million at September 30, 2004, an increase of $96.4 million, or 11.9 percent. Non-interest bearing demand deposits increased $34.9 million, or 24.5 percent. Interest bearing demand deposits increased $31.0 million, or 14.6 percent. Other time deposits, consisting of certificates of deposit, decreased $5.3 million, or 2.7 percent, while large denomination time deposits increased $5.3 million, or 3.0 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $91.2 million, or 14.3 percent. As in the case of loans, deposit growth has occurred primarily in the coastal areas served by BancTrust.

Long-term Debt

As of September 30, 2004, long-term debt consists of advances from the Federal Home Loan Bank of $20.5 million, a holding company bank loan of $10 million and a payable to a business trust of $18 million. The business trust was created by the Company to issue trust preferred securities to finance a portion of the CommerceSouth merger. During the first quarter of 2004, BancTrust borrowed $10 million which was used to pay a portion of the cash consideration for the CommerceSouth merger. This loan has a floating rate of 3 month LIBOR plus 1.10 percent. This advance is secured by a portion of the Company's stock in the Mobile Bank.

Capital Resources

The Company's equity as a percentage of total assets at September 30, 2004 was 10.3 percent, compared to 10.8 percent at December 31, 2003. This decrease resulted primarily from the growth in assets of $92.6 million. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.0 percent at September 30, 2004 compared to 11.5 percent at year-end 2003.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive income, was $83.5 million at December 31, 2003 and $88.2 million at September 30, 2004. The Company's tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $92.2 million at December 31, 2003 and $98.2 million at September 30, 2004. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.25 percent and 11.31 percent, respectively, at December 31, 2003, and 9.40 percent and 10.47 percent, respectively, at September 30, 2004. Both the December 2003 and the September 2004 ratios significantly exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The components of the Company's risk-based capital calculations for September 30, 2004 are shown below (dollars in thousands):

September 30, 2004
Tier I capital-
Tangible common shareholders' equity	$70,231
Debt related to issuance of trust preferred securities	18,000
Total tier I capital	$88,231

Tier II capital-Allowable portion of the allowance for loan losses	10,006
Total capital (Tiers I and II)	$98,237

Risk-weighted assets	$938,572
Quarterly average assets	1,089,209
Risk-based capital ratios:
Tier I capital	9.40%
Total capital (Tiers I and II)	10.47%

During the third quarter of 2004 the Company declared a regular quarterly dividend of $0.13 per share, payable October 1, 2004, to shareholders of record September 15, 2004.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $99.6 million at September 30, 2004. These assets represented 8.5 percent of total assets at quarter end as compared to 15.3 percent at December 31, 2003. The net change in cash and cash equivalents for the nine month period ended September 30, 2004 was a decrease of $19.1 million, or 26.8 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of maturities and repricing of interest earning assets and interest bearing liabilities. Through September 30, 2004, Management has not utilized derivatives as a part of this process.

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
September 30, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 42	$ 67
Loans on non-accrual	2,141	3,132
Renegotiated loans	996	1,000
Total non-performing loans	3,179	4,199
Other real estate owned	561	1,057
Total non-performing assets	$3,740	$5,256

Accruing loans 90 days or more past due as a percent of loans	0.01%	0.01%
Total non-performing loans as a percent of loans	0.39%	0.61%
Total non-performing assets as a percent of loans and other real estate owned	0.46%	0.76%

The following table is a summary of non-performing assets of the Wewahitchka Bank.

(Dollars in Thousands)
September 30, 2004		December 31, 2003
Accruing loans 90 days or more past due	$ 31	$ 64
Loans on non-accrual	52	410
Renegotiated loans	0	0
Total non-performing loans	83	474
Other real estate owned	170	435
Total non-performing assets	$253	$ 909

Accruing loans 90 days or more past due as a percent of loans	0.09%	0.21%
Total non-performing loans as a percent of loans	0.24%	1.53%
Total non-performing assets as a percent of loans and other real estate owned	0.74%	2.89%

Accruing loans 90 days or more past due from continuing operations decreased from year-end 2003 to September 30, 2004 by $25 thousand. Loans on non-accrual from continuing operations for the same period decreased by $991 thousand. The majority of the decrease in loans on non-accrual is a result of loan payments.

Not included in the non-performing assets table are loans totaling $4.6 million at September 30, 2004, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

Results of Operations

The Third Quarter

Net Income

The Company recorded income from continuing operations of $2.5 million, or $0.23 per share, during the third quarter of 2004, compared to income from continuing operations in the third quarter of 2003 of $1.5 million, or $0.17 per share. BancTrust recorded income from discontinued operations of $278 thousand, or $0.03 per share, in the third quarter of 2004 compared to income from discontinued operations of $76 thousand, or $0.01 per share, for the third quarter of 2003. Net interest revenue increased by $4.5 million, or 74.6 percent. This increase is a result of the increase in average interest earning assets from $587.0 million for the first nine months of 2003 to $918.0 million in the first nine months of 2004, an increase of $331.0 million or 56.4 percent. The acquisition of the Eufaula Bank and the Santa Rosa Beach Bank accounted for an increase in average interest earning assets of approximately $330.3 million. The net interest margin at BancTrust increased to 4.43 percent for the first nine months of 2004 compared to 4.22 percent for the first nine months of 2003.

Provision for Loan Losses

BancTrust's provision for loan losses is a reflection of actual losses experienced during the period and management's judgement as to the adequacy of the allowance for loan losses (See Allowance for Loan Losses). Net charge-offs from continuing operations in the first nine months of 2004 were $884 thousand compared to $1.5 million in the same period of 2003. The provision for loan losses was $1.3 million in third quarter of 2004 compared to $237 thousand for the comparable period in 2003. The Eufaula Bank and the Santa Rosa Beach Bank provided $639 thousand for loan losses in the third quarter of 2004. The allowance for loan losses as a percentage of loans net of unearned income was 1.18 percent at September 30, 2004 and 1.21 percent at December 31, 2003. The small decline in the ratio of the allowance as a percentage of loans is due to the growth in loans during the first nine months of 2004. Classified loans have declined slightly since December 31, 2003.

The allowance for loan losses represented 3.06 times non-performing loans at September 30, 2004 and 1.99 times non-performing loans at December 31, 2003. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $2.9 million for the third quarter of 2004, compared to $1.7 million for the same period in 2003, an increase of $1.1 million, or 66.4 percent. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest revenue increased $183 thousand, or 10.6 percent, due primarily to the increase of $220 thousand in securities gains, net.

Salary and employee benefit expense increased by $1.6 million, or 51.6 percent, from the third quarter of 2003 to the third quarter of 2004. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, salary and employee benefit expense increased $72 thousand, primarily as a result of normal merit raises.

Net occupancy expense was $591 thousand in the third quarter of 2004, an increase of $202 thousand, or 51.9 percent, from the same period of 2003 primarily attributable to the purchase of the Eufaula Bank and the Santa Rosa Beach Bank. Furniture and equipment expense increased $316 thousand, with the purchase of the Eufaula Bank and the Santa Rosa Beach Bank accounting for $311 thousand of this increase.

The category other expense was $2.2 million for the quarter ended September 30, 2004 compared to $1.5 million for the quarter ended September 30, 2003, an increase of $691 thousand, or 46.2 percent. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank other expense decreased $182 thousand. Other expense includes data processing fees, director fees, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Possible major expenditures over the next twelve months include (1) construction of a new branch facility of the Mobile Bank, (2) upgrades in technology, specifically introduction of check imaging at the Eufaula and Santa Rosa Beach Banks and (3) construction of a new branch facility of the Santa Rosa Beach Bank.

Income tax expense was $1.4 million for the third quarter of 2004, compared to $631 thousand for the same period in 2003. The effective combined federal and state tax rates for the third quarter of 2004 and 2003 were 32.6 percent and 28.2 percent, respectively.

The First Nine Months

Net Income

The Company recorded income from continuing operations of $7.5 million, or $0.69 per share, during the first nine months of 2004, compared to income from continuing operations in the first nine months of 2003 of $4.9 million, or $0.56 per share. BancTrust recorded income from discontinued operations of $325 thousand, or $0.03 per share, in the first nine months of 2004 compared to income from discontinued operations of $269 thousand, or $0.03 per share, for the first nine months of 2003. The income in the first nine months of 2004 included a one time charge amounting to $125 thousand related to the disposition of the Company's investment in the stock of the Wewahitchka Bank (see Note K). Net interest revenue increased by $11.8 million, or 66.8 percent. The Eufaula Bank and the Santa Rosa Beach Bank accounted for $11.4 million of this increase in net interest revenue.

Provision for Loan Losses

The provision for loan losses was increased to $2.3 million in the first nine months of 2004 compared to $1.1 million for the comparable period in 2003. The Eufaula Bank and the Santa Rosa Beach Bank provided $1.0 million for loan losses in the first nine months of 2004. During the nine months ended September 30, 2004, provisions to the allowance for loan losses were $1.4 million higher than net charge offs, resulting in an increase in the allowance from $8.3 million at December 31, 2003 to $9.7 million at September 30, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $8.4 million for the first nine months of 2004, compared to $6.1 million for the same period in 2003, an increase of 37.4 percent. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest revenue decreased $574 thousand, or 9.4 percent, due primarily to the decrease of $416 thousand in mortgage loan referral fees and the decrease of $462 thousand in gain on sale of credit card portfolio. Securities gains, net increased from $341 thousand in the first nine months of 2003 to $564 thousand for the same period of 2004.

Salary and employee benefit expense increased by $5.0 million, or 55.2 percent, from the first nine months of 2003 to the first nine months of 2004. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, salary and employee benefit expense increased $380 thousand, primarily as a result of normal merit raises

Net occupancy expense was $1.8 million in the first nine months of 2004, an increase of $745 thousand, or 68.9 percent, from the same period of 2003 primarily attributable to the purchase of the Eufaula Bank and the Santa Rosa Beach Bank. Furniture and equipment expense increased $822 thousand. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank, furniture and equipment expense increased $1 thousand.

The category other expense was $6.5 million for the nine months ended September 30, 2004 compared to $4.5 million for the nine months ended September 30, 2003, an increase of $2.0 million, or 44.9 percent. Excluding the purchase of the Eufaula Bank and the Santa Rosa Beach Bank other expense decreased $501 thousand. Other expense includes data processing fees, director fees, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Income tax expense was $3.6 million for the first nine months of 2004, compared to $2.1 million for the same period in 2003. The effective combined federal and state tax rates for the first nine months of 2004 and 2003 were 31.6 percent and 29.1 percent, respectively.

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

PART II. OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended September 30, 2004 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
07/01/04-07/31/04	664	$17.11	0	229,951
08/01/04-08/31/04	640	$17.85	0	229,951
09/01/04-09/30/04	188	$18.25	0	222,951
Total	1,492	$17.57	0	222,951

(1) 1,492 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.

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

BancTrust Financial Group, Inc.

11/03/2004	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

11/03/2004	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002