Form 10-K
period 2004-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2005-03-15
CIK 783739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the Common Stock ($.01 Par) held by nonaffiliates of the registrant as of February 25, 2005 (assuming that all officers, directors and 5% shareholders are affiliates):  $190,566,051

Shares of Common Stock ($.01 Par) outstanding at March 10, 2005: 11,066,926

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 annual meeting are incorporated by reference into Part III.

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking information with respect to the financial condition, results of operations and business of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”), included in the Notes to Consolidated Financial Statements in Item 8, statements contained in Item 1 below with respect to the Company’s plans for the future, and in Item 7 below with respect to security maturities, loan maturities, loan growth, expectations for and the impact of interest rate changes, the adequacy of the loan loss reserve, expected loan losses, the ability to improve the efficiency ratio and the impact of inflation, unknown trends or regulatory action and other matters. These “forward-looking statements” (as defined in Section 21E of the Securities and Exchange Act of 1934) can generally be identified by words such as “should,” “could,” “may,” “expects,” “anticipates,” “plans,” “intends,” or words of similar meaning. The Company cautions readers that forward-looking statements, including without limitation those noted above, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others: (1) interest rate fluctuations; (2) changes in economic conditions; (3) effectiveness of the Company’s marketing efforts; (4) acquisitions and the integration of acquired businesses; (5) competition; (6) changes in technology; (7) changes in law; (8) changes in fiscal, monetary, regulatory and tax policy; (9) customers’ financial failures; (10) fluctuations in stock and bond markets; (11) the discretion of applicable regulatory authorities; (12) changes in political conditions; (13) war; (14) inflation; and (15) other risks and uncertainties listed from time to time in the Company’s public announcements and in its filings with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

General

BancTrust is a registered bank holding company incorporated under Alabama law. BancTrust was originally incorporated as a Delaware corporation under the name Mobile National Corporation. In 1993, the Company changed its name to South Alabama Bancorporation, Inc. It operated under that name until May of 2002, when it changed its name to BancTrust Financial Group, Inc. In 1996, BancTrust changed its state of domicile from Delaware to Alabama. BancTrust’s corporate headquarters are located at 100 St. Joseph Street, Mobile, Alabama 36602. BancTrust’s subsidiaries have offices in Autauga (1), Baldwin (3), Barbour (2), Clarke (1), Escambia (3), Marengo (4), Mobile (7), Monroe (2), and Montgomery (2) Counties in Alabama and in Bay (2), Okaloosa (3), and Walton (3) Counties in Florida.

As of December 31, 2004, BancTrust and its subsidiaries had approximately 380 full-time equivalent employees. BancTrust had total consolidated assets at December 31, 2004 of approximately $1.2 billion and total consolidated deposits of approximately $986.9 million.

BancTrust offers a broad range of banking and trust services through the following subsidiaries:

•	BankTrust, formerly South Alabama Bank, headquartered in Mobile, Alabama (the “Mobile Bank”);

•	Sweet Water State Bank, headquartered in Sweet Water, Alabama (the “Sweet Water Bank”);

•	BankTrust of Alabama, formerly CommerceSouth Bank Alabama, headquartered in Eufaula, Alabama (the “Eufaula Bank”);

•	BankTrust (Florida), formerly CommerceSouth Bank Florida, headquartered in Santa Rosa Beach, Florida (the “Santa Rosa Beach Bank”);

•	BancTrust Company, Inc., formerly South Alabama Trust Company, Inc., headquartered in Mobile, Alabama (the “Trust Company”); and

•	BancTrust Financial Services, Inc., headquartered in Mobile, Alabama (a subsidiary of the Mobile Bank).

•	Credit Plan, Inc., headquartered in Eufaula, Alabama (a subsidiary of the Eufaula Bank).

BancTrust reviews policies for its subsidiaries and coordinates certain elements of their common internal functions, such as loan review, marketing and business development, accounting, auditing, compliance and computer operations. BancTrust utilizes the services and capabilities of its staff and the staffs of its subsidiaries in conducting its business.

The Company’s banking subsidiaries all offer similar banking services, including business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, overdraft protection, the extension of business and personal loans, mortgages on commercial and residential real estate, access to automated teller machines through the Cirrus System, Inc., Pulse EFT Association and Star Honor Technologies, Inc., retail repurchase agreements, safe deposit box facilities, credit card privileges, traveler’s checks, letters of credit, foreign transfers and remittances and wire transfers. The Company’s banking subsidiaries also offer general banking advice and consultation to the public as well as other customer convenience and community oriented services. Additionally, these banks offer additional services through relationships with correspondent banks which may be requested by their customers. BancTrust does not currently offer international banking services. BancTrust offers the foregoing services to business and individuals through its 33 offices located in the southern half of Alabama and the Florida panhandle. In addition to its offices, BancTrust operates a network of automated teller machines that are linked with shared automated tellers in all 50 states. The Trust Company offers general, corporate and personal trust services. Its primary market area consists of BancTrust’s Alabama market area. In 2004, the Santa Rosa Beach Bank obtained authority to offer and began marketing trust services in our Florida market. Mutual funds, annuities and certain insurance products and securities are offered to customers in all of our markets through BancTrust Financial Services, Inc., a subsidiary of the Mobile Bank.

The following table reflects certain basic information concerning BancTrust and its subsidiaries as of December 31, 2004:

(Dollars in Thousands)
	Eufaula Bank	Mobile Bank	Santa Rosa Beach Bank	Sweet Water Bank	Trust Company	Consolidated[1]
Banking Offices	5	17	8	3	2	33
Employees	63	185	76	25	19	380
Percent of Ownership	100%	100%	100%	100%	100%	100%
Loans (Net of unearned income)	$161,692	$461,089	$239,426	$41,484	$0	$903,691
Investments	20,086	111,648	11,398	7,495	963	151,590
Total Assets	217,720	629,277	288,589	52,471	2,244	1,191,222
Deposits	165,743	536,088	241,921	46,946	n/a	986,904
Equity Capital	$38,607	$59,336	$42,134	$4,677	$2,051	$122,183

[1]	Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation.

Further segment information is included in Note 20 of the Notes to Consolidated Financial Statements, which are contained in Item 8 of this Form 10-K.

Business Combinations

BancTrust continually evaluates business combination opportunities and sometimes conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions and, in some cases, negotiations take place. Since 1993, BancTrust has grown significantly through acquisitions of eight financial institutions representing in the aggregate (at the time the acquisitions were completed) approximately $770 million in assets.

Future business combinations involving cash, debt or equity securities can be expected. Any future business combination or series of business combinations that BancTrust undertakes may be material in terms of assets acquired or liabilities assumed to BancTrust’s financial condition. Recent business combinations in the financial services industry have typically involved the payment of a premium over book and fair values. This practice may result in dilution of book value and net income per share for the acquirer.

Consolidation of Subsidiaries

In 2003 BancTrust began the process of consolidating its subsidiary banks with the merger of BankTrust of Brewton (formerly the First National Bank, Brewton) into the Mobile Bank. BancTrust merged the Monroe County Bank and the Commercial Bank of Demopolis into the Mobile Bank in 2004. For operational reasons, BancTrust expects to maintain the Eufaula Bank as a separate subsidiary for two to three years before merging it into the Mobile Bank. BancTrust also expects to maintain the Santa Rosa Beach Bank as a separate subsidiary for the foreseeable future. BancTrust expects this consolidation of its subsidiaries to have a beneficial effect on its efficiency and net income.

Sale of BankTrust of Florida

On October 15, 2004, BancTrust completed the sale of all of the stock of BankTrust of Florida for $7.5 million in cash. BankTrust of Florida represented total assets of approximately $43.7 million and total deposits of approximately $37.7 million at December 31, 2003. The Company recorded a gross gain on the sale of $1.5 million.

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

Under Florida law, the directors of a bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provision for reasonably anticipated future realized losses on loans and other assets, may quarterly, semiannually, or annually declare a dividend of so much of the aggregate of the net profits of that period combined with its retained net profits of the preceding two years as the directors shall judge expedient, and, with the approval of the Florida Office of Financial Regulation, a bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but each bank shall, before the declaration of a dividend on its common stock, carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. No bank shall declare any dividend at any time that its net income from the current year combined with the retained net income from the preceding 2 years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office of Financial Regulation or a state or federal regulatory agency.

At December 31, 2004 BancTrust’s subsidiaries were able to pay dividends totaling approximately $6.7 million without the need for regulatory approval.

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

BancTrust, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit). In addition, in order for a holding company or depository institution to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2004, BancTrust met both requirements, with Tier 1 capital equal to 9.46% and total capital equal to 10.49% of its total risk-weighted assets. The Federal Reserve System has allowed bank holding companies to include trust preferred securities in Tier 1 Capital up to a maximum of 25% of Tier 1 Capital. On March 1, 2005 the Federal Reserve System issued a new rule (12 CFR Parts 208 and 225) that reduces the amount of trust preferred securities that may be included in Tier 1 Capital to 25% of Tier 1 capital less goodwill and any deferred tax liability. Under this new rule, all $18.0 million of trust preferred stock currently included by the Company in its calculation of Tier 1 and total capital will continue to be included in Tier 1 and total capital. Consequently, Management does not believe this new rule will have any material adverse impact on BancTrust; however, it does to some extent limit BancTrust’s ability to utilize trust preferred securities as a capital raising strategy in the future.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2004, BancTrust’s leverage ratio was 8.28%.

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

Each of BancTrust’s banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency, and each was in compliance with the applicable capital requirements as of December 31, 2004.

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

The Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

At December 31, 2004, the Mobile Bank, the Eufaula Bank and the Sweet Water Bank had the requisite capital levels to qualify as well capitalized for prompt corrective action purposes. The Santa Rosa Beach Bank had the requisite capital levels to qualify as adequately capitalized.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and preapproved by the bank regulatory agency.

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

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. All four banks owned by BancTrust have a “satisfactory” CRA rating.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Exchange Act (such as BancTrust). In particular, SOX established (a) new requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (c) new standards for auditors and regulation of audits; (d) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (e) new and increased civil and criminal penalties for violations of the securities laws.

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

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by banks on their deposits and other borrowings and the interest received by banks on loans extended to customers and securities held in their investment portfolios comprises the major portion of their respective earnings. The earnings and gross income of banks thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any future changes in such policies and their impact on the subsidiary banks of BancTrust are not predictable.

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust
J. Stephen Nelson – age 67(1) Chairman (since 1993)	Director (since 1993)

W. Bibb Lamar, Jr. – age 61(2) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh – age 56(3) Executive Vice President (since 2004)	None

F. Michael Johnson – age 59(4) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Caulie T. Knowles, III– age 46(5) Executive Vice President (since 2004)	None

(1)	Previously: Chairman, 1993-2003, Chief Executive Officer, 1984-2003, and Director, 1979-2003, BankTrust of Brewton, which was merged into the Mobile Bank in 2003.
(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Mobile Bank. Previously: President (1989-1998), the Mobile Bank.
(3)	President, Chief Operating Officer and Director of the Mobile Bank since 1998.
(4)	Executive Vice President and Cashier, since 1986, the Mobile Bank.
(5)	President, Chief Executive Officer and Director of the Santa Rosa Beach Bank since 1997 and President, Chief Executive Officer and Director of the Eufaula Bank since 2002. Chief Operating Officer of CommerceSouth, Inc. from 2002 until its merger with BancTrust in 2003.

Item 2. Properties

BancTrust’s corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. BancTrust leases this entire facility, which also houses the headquarters of the Trust Company and the headquarters of the Mobile Bank. The primary term of the lease for this building expires on December 31, 2005. The Company has exercised an option to extend the term of this lease for an additional 5 years, and the Company has an option to extend this lease for one additional term of five years.

In addition to its corporate headquarters, BancTrust, through its subsidiaries, operates 32 office or branch locations, of which 29 are owned and three are subject to either building or ground leases. BancTrust paid annual rents in 2004 of approximately $297,000. At December 31, 2004, there were no significant encumbrances on the offices, equipment or other operational facilities owned by BancTrust and its subsidiaries.

Item 3. Legal Proceedings

As of the date of this report there are no material pending legal proceedings to which BancTrust or any of the Banks or the Trust Company is a party, other than ordinary routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Cash Dividends Per Share

BancTrust’s common stock trades on The Nasdaq Small Cap Stock Market® under the symbol BTFG.

At December 31, 2004, the Company had approximately 3,300 shareholders, of record or through registered clearing agents.

	BID PRICES PER SHARE		REGULAR CASH DIVIDENDS DECLARED PER SHARE
	HIGH	LOW
2004
1st Quarter	$18.42	$15.74	$.13
2nd Quarter	18.37	16.00	.13
3rd Quarter	19.76	16.25	.13
4th Quarter	24.61	17.62	.13

2003
1st Quarter	$14.99	$10.90	$.13
2nd Quarter	18.01	13.75	.13
3rd Quarter	16.39	14.87	.13
4th Quarter	16.90	15.02	.13

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plans information required by this Item 5 is incorporated by reference to BancTrust’s Proxy Statement for its 2005 annual meeting, where it appears under the heading, “Equity Compensation Plan Information.”

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2004, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since November 14, 2002.

The following table provides information about purchases by BancTrust during the quarter ended December 31, 2004 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of shares purchased(1)	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
10/01/04-10/31/04	635	$18.27	0	229,951
11/01/04-11/30/04	0	$0.00	0	229,951
12/01/04-12/31/04	636	$22.31	0	229,951

Total	1,271	$20.29	0	229,951

(1)	1,271 shares were purchased on the open market to provide shares to participants in BancTrust’s grantor trust related to its deferred compensation plan for directors.
(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004	2003	2002	2001	2000
RESULTS OF OPERATIONS:
Interest revenue	$53,828	$31,391	$34,159	$40,317	$43,420
Interest expense	12,487	7,696	11,105	17,695	19,461

Net interest revenue	41,341	23,695	23,054	22,622	23,959
Provision for loan losses	4,017	2,082	910	1,787	1,235
Non-interest revenue	11,063	7,652	7,291	6,341	5,392
Non-interest expense	33,580	20,973	19,256	18,436	17,598

Income from continuing operations before income taxes	14,807	8,292	10,179	8,740	10,518
Income taxes	4,247	2,291	2,971	2,514	3,071

Income from continuing operations	10,560	6,001	7,208	6,226	7,447

Income from discontinued operations before income taxes	696	509	182	0	0
Gain on sale of discontinued operations before income taxes	1,484	0	0	0	0

Total income from discontinued operations before income taxes	2,180	0	0	0	0
Income taxes	1,439	188	67	0	0

Income from discontinued operations	741	321	115	0	0

Net income	$11,301	$6,322	$7,323	$6,226	$7,447

Basic net income per share from continuing operations	$.96	$.68	$.84	$.73	$.87

Basic net income per share from discontinued operations	$.07	$.04	$.01	$.00	$.00

Diluted net income per share from continuing operations	$.95	$.67	$.83	$.73	$.87

Diluted net income per share from discontinued operations	$.07	$.04	$.01	$.00	$.00

Basic net income per share	$1.03	$.72	$.85	$.73	$.87

Diluted net income per share	$1.02	$.71	$.84	$.73	$.87

Cash dividends declared per share	$.52	$.52	$.48	$.44	$.40

YEAR-END STATEMENT OF CONDITION:
Total assets	$1,191,222	$1,076,900	$665,810	$592,372	$577,116
Loans, net of unearned income	903,691	688,802	390,452	382,313	378,353
Deposits	986,904	811,145	524,738	501,477	486,835
Shareholders’ equity	122,183	116,666	80,904	73,914	70,835

AVERAGE BALANCES:
Total assets	$1,109,679	$678,596	$636,497	$576,381	$555,507
Average earning assets	944,878	587,928	561,834	536,380	514,999
Loans	766,928	410,290	383,829	382,818	367,281
Deposits	876,844	531,650	513,470	486,012	468,137
Shareholders’ equity	119,820	82,136	78,658	73,204	66,604

PERFORMANCE RATIOS:
Net income to:
Average total assets	1.02%	0.93%	1.15%	1.08%	1.34%
Average shareholders’ equity	9.43%	7.70%	9.31%	8.50%	11.18%
Average shareholders’ equity to average total assets	10.80%	12.10%	12.36%	12.70%	11.99%
Dividend payout ratio	54.10%	71.97%	56.66%	60.25%	46.05%

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

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Wewahitchka State Bank (BankTrust of Florida), was merged into the Company. On October 15, 2004, BankTrust of Florida was sold to an unrelated financial institution. Therefore, the results of operations of BankTrust of Florida have been included as discontinued operations in the consolidated results of the Company from April 16, 2002 through October 15, 2004.

On December 30, 2003, CommerceSouth, Inc. (“CommerceSouth”) the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama) and CommerceSouth Bank Florida (now BankTrust, Florida) was merged into the Company. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of these two banks have been included in the consolidated results of the Company from December 30, 2003.

Overview

Net income for 2004 was $11.3 million compared to $6.3 million in 2003. On a per share basis, basic earnings were $1.03 in 2004 and $.72 in 2003, and diluted earnings were $1.02 in 2004 and $.71 in 2003. Return on average assets in 2004 was 1.02 percent compared to .93 percent in 2003. Total assets at year-end 2004 were $1.191 billion compared to $1.077 billion at year-end 2003. BankTrust of Florida had assets of approximately $50 million at the time of its sale on October 15, 2004.

Management and staff spent considerable time and effort in 2004 on the successful integration of CommerceSouth and BancTrust. A new, comprehensive strategic planning process which began prior to the merger established goals and time frames for the integration process, and for operation of the Company for several years to come. Areas addressed in the plan include, but are not limited to: (1) internal growth and market expansion, (2) performance goals, (3) credit culture, (4) personnel development, (5) management succession, (6) technology infrastructure to support the overall plan and (7) marketing and product development and enhancement. The plan is to be periodically monitored and updated by a team of senior officers from all areas of the Company.

In 2004 the Company completed the merger of the Demopolis Bank and the Monroeville Bank into the Mobile Bank. These mergers were part of a process which was started in 2003 to consolidate existing charters and operations. The mergers were successful and have resulted in reductions in staff as well as the elimination of certain duplicate operations.

In early 2004, following an evaluation of the growth potential of our various markets, we decided to sell our smallest Florida bank and we redirected the proceeds of the sale to our higher growth markets in Florida. The transaction was completed on October 15, 2004. We continue to evaluate the feasibility of similar opportunities.

One of the challenges in 2004 was funding the rapid loan growth which has occurred in our Gulf Coast and metropolitan Montgomery markets. Loans have grown much faster than core deposits, and the Company has placed additional emphasis on non-core funding sources such as brokered deposits and Federal Home Loan Bank borrowings. The Company expects this trend to continue in 2005. In addition to core and non-core funding sources, BancTrust is exploring the possibility of an equity issuance.

Critical Accounting Policies and Estimates

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Critical accounting policies relate to the allowance for loan losses. A description of these policies is as follows:

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors which, in Management’s judgement, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management’s judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment (including collateral) and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

Financial Condition

Average Assets and Liabilities

Average assets in 2004 were $1.110 billion, compared to $678.6 million in 2003. Excluding the Eufaula and Santa Rosa Beach Banks, which were acquired in the CommerceSouth transaction, and the assets of discontinued operations, average assets increased $8.9 million. Average loans, net, in 2004 were $757.8 million or 87.1 percent higher than average loans, net, of $405.0 million in 2003. Excluding the Eufaula and Santa Rosa Beach Banks, average loans, increased $38.9 million. Loan growth was slow during the years 2000 through 2002 in the markets served by BancTrust; however, there was a significant increase in loan demand beginning in 2003, and the demand accelerated in 2004. Management anticipates that strong loan demand will continue through 2005, especially in the areas of the Company along the Gulf Coast.

Average deposits of $876.8 million in 2004 were 64.9 percent higher than average deposits of $531.7 million in 2003. Excluding the Eufaula and Santa Rosa Beach Banks, average deposits increased $15.8 million. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, a loan from an unrelated commercial bank, overnight repurchase agreements, payable to trust, and deposits in the treasury tax and loan account. Reliance on these funds at the Company historically has been low; however, Management has recently increased its reliance on these types of funds as loan demand has outpaced deposit growth. The $10.0 million loan from the unrelated commercial bank, which is included in long-term debt, was used to partially fund the acquisition of CommerceSouth.

The Company’s average equity as a percent of average total assets in 2004 was 10.8 percent, compared to 12.1 percent in 2003. Average equity in 2004 and 2003 included approximately $46.9 million and $4.2 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(IN MILLIONS)	2004	2003	2002	2001	2000
Average Assets
Cash and non-interest bearing deposits	$39.0	$25.6	$24.2	$19.6	$17.9
Interest bearing deposits	.5	.0	.9	.9	.6
Federal funds sold	8.3	12.8	18.2	14.8	6.6
Investment securities	169.1	164.8	158.9	137.9	140.6
Loans, net	757.8	405.0	378.3	378.0	362.9
Premises and equipment, net	37.2	14.8	14.4	13.5	12.8
Other real estate owned, net	0.7	0.5	0.2	0.2	0.2
Intangible assets	46.9	4.2	4.0	4.1	4.2
Other assets	11.8	5.9	6.6	7.4	9.7
Assets related to discontinued operations	38.4	45.0	30.8	0.0	0.0

Average Total Assets	$1,109.7	$678.6	$636.5	$576.4	$555.5

Average Liabilities and Shareholders’ Equity
Non-interest bearing demand deposits	$163.4	$95.0	$85.7	$79.6	$76.0
Interest bearing demand deposits	235.8	141.1	139.6	131.7	129.8
Savings deposits	101.9	40.3	38.0	34.8	34.6
Time deposits	375.7	255.3	250.1	239.9	227.8

Total deposits	876.8	531.7	513.4	486.0	468.2
Short-term borrowings	20.5	8.5	8.1	7.0	9.9
FHLB advances and long-term debt	50.0	12.6	6.0	6.0	6.5
Other liabilities	9.0	4.6	3.6	4.2	4.3
Liabilities related to discontinued operations	33.6	39.1	26.7	0.0	0.0
Shareholders’ equity	119.8	82.1	78.7	73.2	66.6

Average Total Liabilities and Shareholders’ Equity	$1,109.7	$678.6	$636.5	$576.4	$555.5

Loans

Average loan growth was strong in both 2004 and 2003 as economic conditions in the Company’s markets began to improve. The average loan to deposit ratio was 87.5 percent in 2004 compared to 77.2 percent in 2003 and 74.8 in 2002. The loan to deposit ratio of the Company at year-end 2004 rose to 91.6 percent compared to 84.9 percent at year-end 2003 and 74.4 percent at year-end 2002.

It is Management’s goal to make loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of the outstanding loans in the categories of commercial, financial and agricultural, real estate-construction and real estate-mortgage at December 31, 2004, $497.4 million, or 58.9 percent, mature within one year and are therefore subject to interest rate changes, if needed, to adjust for asset/liability management purposes. Of the remaining loans in these categories maturing after one year, 46.9 percent are on a floating rate basis. Of the total loans outstanding in these categories at December 31, 2004, 78.1 percent are available for repricing within one year, either because the loans mature within one year or because they are based on a variable rate arrangement.

The Company makes available to its customers fixed rate, longer-term loans, especially in the residential real estate-mortgage area. BancTrust is able to offer, through third party arrangements, certain mortgage loan products which do not require that the longer-term loans be carried on the books of the Company. These products allow the Company to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income during the recent period of lower mortgage rates. These fees have come from first and second home purchases as well as significant home refinancing volume. As interest rates rise, the Company expects that the refinancing volume will decrease somewhat; however, first and second home purchase volume is expected to remain strong in our Gulf Coast markets.

Table 2 shows the distribution of loans by major category at December 31, 2004, and at each of the previous four year-ends. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS BY CATEGORY

(IN MILLIONS)	DECEMBER 31,
	2004	2003	2002	2001	2000
Commercial, financial, and agricultural	$345.9	$399.2	$216.0	$203.6	$196.8
Real estate – construction	194.9	59.4	26.0	23.2	16.7
Real estate – mortgage	304.0	173.2	95.5	100.5	104.4
Installment	60.2	57.8	53.2	56.0	61.8

Total loans	$905.0	$689.6	$390.7	$383.3	$379.7

Table 3

SELECTED LOANS BY TYPE AND MATURITY

(IN MILLIONS)	DECEMBER 31, 2004 MATURING
	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE YEARS	TOTAL
Commercial, financial, and agricultural	$221.1	$105.2	$19.6	$345.9
Real estate – construction	163.1	31.8	0.0	194.9
Real estate – mortgage	113.2	174.2	16.6	304.0

	$497.4	$311.2	$36.2	$844.8

Loans maturing after one year with:
Fixed interest rates		$172.6	$12.0
Floating interest rates		138.6	24.2

		$311.2	$36.2

Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities requires that securities be classified into one of three categories: held to maturity, available for sale, or trading. Securities classified as held to maturity are stated at amortized cost. This classification means that Management has the positive intent, and the Company has the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities in this category are held for indefinite periods of time, and include securities that Management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2004, all of the Company’s securities were in the available for sale category. The Company holds no trading securities or those classified as held to maturity.

The maturities and weighted average yields of securities available for sale at December 31, 2004, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 34 percent tax rate, have been made when calculating yields on tax-exempt obligations. Included in other investments are equity securities, primarily FHLB stock in the amount of $3.7 million, which do not mature but are included in the after 10 years category. Mortgage backed securities are shown only in the total as these securities have monthly principal payments.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

DECEMBER 31, 2004 (DOLLARS IN THOUSANDS)	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
Securities available for sale
U.S. Treasury securities	$0	0.00%	$300	4.50%	$0	0.00%	$0	0.00%	$300	4.50%
U.S. Government sponsored enterprises	0	0.00	20,644	3.68	12,385	3.84	4,493	4.04	37,522	3.74
State and political subdivisions	2,039	4.73	12,933	5.36	18,607	6.13	20,181	7.39	53,760	6.37
Other investments	514	1.99	2,573	5.25	0	0.00	6,402	4.96	9,489	4.88
Mortgage backed securities	0	0.00	0	0.00	0	0.00	0	0.00	49,144	4.48

Total securities available for sale	$2,553	4.18%	$36,450	4.39%	$30,992	5.21%	$31,076	6.41%	$150,215	5.00%

Deposits and Short-Term Borrowings

Deposit growth in 2002 and 2003 was slow, increasing by 3.6 percent over the two-year period. In 2004 average deposits grew $345.1 million, or 64.9 percent, compared to 2003. The CommerceSouth transaction accounted for $329.4 million of this increase with the remaining increase, which amounted to a 3.0 percent increase, resulting from growth in the Gulf Coast markets of Alabama. The mix of deposits, on average, has not significantly changed over the past few years. BancTrust defines core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 77.6 percent and 78.5 percent at year-end 2004 and 2003 respectively. While the primary emphasis at BancTrust remains on attracting and retaining core deposits from customers who will use other products and services offered by the Company, Management has recognized that, in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit and other borrowed funds more vigorously than in the past. Management has been pursuing such non-core funding sources, and this trend is expected to continue in 2005.

Table 6 reflects maturities of time deposits of $100,000 or more at December 31, 2004. Deposits of $221.3 million in this category represented 22.4 percent of total deposits at year-end 2004, compared to $174.1 million representing 21.5 percent of total deposits at year-end 2003.

Short-term borrowings include three items: 1) federal funds purchased, 2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as repos, and 3) other, representing borrowings from the FHLB, from the Federal Reserve through its discount operations and U.S. Treasury tax and loan funds on deposit subject to a note payable to the U.S. Treasury Department. The Company sold federal funds of $8.3 million on average during 2004 while average short-term borrowings were $20.5 million. Management has sought to control the volume of funds in this category within certain acceptable limits; however, a greater reliance on these types of funds will be necessary in order to fund loan growth in the future.

Table 5

AVERAGE DEPOSITS

(DOLLARS IN MILLIONS)	AVERAGE FOR THE YEAR
	2004		2003		2002
	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID
Non-interest bearing demand deposits	$163.4		$95.0		$85.7
Interest bearing demand deposits	235.8	.74%	141.1	.75%	139.6	1.37%
Savings deposits	101.9	1.04	40.3	.79	38.0	1.51
Time deposits	375.7	2.06	255.3	2.31	250.1	3.28

Total average deposits	$876.8		$531.7		$513.4

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(IN MILLIONS)	AT DECEMBER 31, 2004
	UNDER 3 MONTHS	3-12 MONTHS	OVER 12 MONTHS	TOTAL
	$114.7	$72.7	$33.9	$221.3

Table 7

SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)	2004			2003			2002
	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE
Federal funds purchased	$21,986	$11,156	1.92%	$13,905	$949	1.90%	$1,450	$529	2.32%
Securities sold under agreement to repurchase	10,203	6,629	0.68	9,375	6,994	0.51	9,981	6,836.94
Other	11,000	2,725	1.98	9,315	524	1.34	2,814	735	1.87

Total short-term borrowings		$20,510	1.53%		$8,467	0.72%		$8,100	1.12%

FHLB Advances and Long-term Debt

The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy. FHLB advances totaled $30.5 million at December 31, 2004, an increase of $10.0 million from December 31, 2003.

Of the outstanding FHLB advances at December 31, 2004, $20.5 million had fixed interest rates and $10.0 million had a variable interest rate that reprices quarterly. Note 11 to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances, scheduled maturities and rates of FHLB advances.

The Company borrowed funds from a trust in 2003 to finance a portion of the purchase price of CommerceSouth, Inc. The trust was created to issue trust preferred securities which the Company is currently allowed by the Federal Reserve Bank to include in the Company’s calculations of Tier I capital. This payable to trust was $18.0 million at December 31, 2004 and December 31, 2003. The Company does not have the option to repay any amounts of the payable to trust until 2008.

Other long term debt consists of a loan from an unrelated bank to the Company. This loan was incurred in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan was $10.0 million at December 31, 2004 and is secured by a portion of BancTrust’s stock of the Mobile Bank. This loan matures in 2008 and requires monthly interest payments. The Company has the option to repay any part of the principal at any time without penalty. This loan does not require principal payments until the end of the third year, at which time the remaining principal must be amortized over the remaining life of the loan.

Asset/Liability Management and Liquidity

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

The Company uses modeling techniques to simulate net interest income and the impact on fair values of the Company’s assets and liabilities under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates on the existing statement of condition. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all interest earning assets and interest bearing liabilities, the Company would expect a net increase in net interest income of $2.5 million over one year. Under a scenario simulating a hypothetical 100 basis point decrease, the Company would expect a net decrease in net interest income of $5.2 million. These hypothetical examples are not a precise indicator of future events. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity represents the ability of a bank to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the statement of condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. Additionally, the Company has available, if needed, federal funds lines of credit and FHLB lines of credit. The Company has an

Asset/Liability Committee consisting of certain members of Management and of the Board of Directors. One of the duties of the committee is to monitor the liquidity position of the Company and to formulate and implement corrective measures in the event certain liquidity parameters are exceeded.

Contractual Obligations

Tables 8 and 9 present information about the Company’s contractual obligations, which by their terms are not short-term, and commitments at December 31, 2004.

Table 8

CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
FHLB advances and long-term debt (1)	$8,500	$32,000	$18,000	$58,500
Operating leases	266	1,020	382	1,668
Certificates of deposit	344,534	76,435	647	421,616

Total	$353,300	$109,455	$19,029	$481,784

(1)	Refer to Note 11, Federal Home Loan Bank Advances and Long-Term Debt in the Notes to Consolidated Financial Statements for additional information about these obligations, including certain redemption features.

Table 9

COMMITMENTS

(IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
Lines of credit – unused	$150,825	$18,970	$2,409	$172,204
Standby letters of credit	27,816	4,621	0	32,437

Total	$178,641	$23,591	$2,409	$204,641

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

At December 31, 2004, the Company’s three-month gap position, (earning assets divided by interest bearing liabilities), was 119 percent and at twelve months the gap position, on a cumulative basis, was 105 percent, both within the range established by Management as acceptable. The Company’s three-month gap position indicates that, in a period of rising interest rates, each $1.19 of assets which reprice upward could be followed with $1.00 in liabilities which could reprice upward within three months. Thus, under this scenario, net interest revenue might increase during the three-month period of rising rates, as interest income increases would exceed increases in interest expense. Likewise, over a twelve-month period, each $1.05 of assets which re-price upward could be followed by $1.00 in liabilities which could re-price upward, resulting in an increase in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories are contractually tied to interest rate movements, most are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has a certain amount of flexibility when adjusting rates on these products, therefore the repricing of assets and liabilities would not necessarily take place at the same time and in the same amounts.

Table 10

INTEREST SENSITIVITY ANALYSIS

(DOLLARS IN THOUSANDS)	DECEMBER 31, 2004 INTEREST SENSITIVE WITHIN (CUMULATIVE)			NON-INTEREST SENSITIVE WITHIN 5 YEARS	TOTAL
	3 MONTHS	3-12 MONTHS	1-5 YEARS
EARNING ASSETS
Loans (1)	$570,057	$665,737	$889,220	$15,819	$905,039
Unearned income	0	0	0	(1,348)	(1,348)
Less allowance for loan losses	0	0	0	(10,244)	(10,244)

Net loans	570,057	665,737	889,220	4,227	893,447
Investment securities	2,541	5,848	49,498	102,092	151,590
Federal funds sold	6,000	6,000	6,000	0	6,000
Interest bearing deposits in other financial institutions	414	414	414	0	414

Total earning assets	$579,012	$677,999	$945,132	$106,319	$1,051,451

LIABILITIES
Non-interest bearing deposits	$0	$0	$0	$186,628	$186,628
Interest bearing demand deposits (2)	247,834	247,834	247,834		247,834
Savings deposits (2)	0	0	0	130,826	130,826
Large denomination time deposits	114,718	187,427	221,296	0	221,296
Other time deposits	70,714	157,107	199,673	647	200,320
Short-term borrowings	14,768	14,768	14,768	0	14,768
FHLB advances and long-term debt	38,000	40,000	58,500	0	58,500

Total interest bearing liabilities	$486,034	$647,136	$742,071	$318,101	$1,060,172

Interest sensitivity gap	$92,978	$30,863	$203,061
Earning assets/interest bearing liabilities	1.19	1.05	1.27
Interest sensitivity gap/earning assets	.16	.05	.21

(1)	Non-accrual loans are included in the “Non-Interest Sensitive Within 5 Years” category.
(2)	Certain types of savings accounts are included in the “Non-Interest Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $74.8 million at December 31, 2004, compared to $65.5 million at December 31, 2003. At year-end 2004, the Tier I capital ratio decreased to 9.46 percent from 10.25 percent at year-end 2003. The decrease was due in part to the fact that risk weighted assets from year-end 2003 to year-end 2004 increased by 20.5 percent, whereas total capital grew by only 11.7 percent. In December 2003 the Company formed a trust which issued $18.0 million of trust preferred securities, the proceeds of which were used to partially finance the purchase of CommerceSouth. These securities, for regulatory purposes, are added to tangible common shareholders’ equity to calculate Tier I capital. The Company’s leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 8.28 percent at year-end 2004 compared to 13.19 percent at December 31, 2003, again a function of the growth in total assets. The Federal Reserve and the FDIC require that bank holding companies and banks maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the statement of condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. The ratios, expressed as a percentage of total risk-adjusted assets, for Tier I and Total capital were 9.46 percent and 10.49 percent, respectively, at December 31, 2004. The Company exceeded the minimum risk-based capital guidelines at December 31, 2004, 2003, and 2002. The minimum guidelines are shown on Table 11. (see Capital Adequacy on page 5, Regulatory Issue on page 30 and Note 15 of Notes to Consolidated Financial Statements).

Table 11

RISK-BASED CAPITAL

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2004	2003	2002
Tier I capital –
Tangible common shareholders’ equity	$74,815	$65,546	$71,977
Payable to trust	18,000	18,000	0

Total Tier I capital	$92,815	$83,546	$71,977

Tier II capital –
Allowable portion of the allowance for loan losses	$10,117	$8,607	$5,451

Total capital (Tier I and Tier II)	$102,932	$92,153	$77,428

Risk-adjusted assets	$981,643	$814,843	$483,916
Quarterly average assets	1,121,447	633,606	658,953
Risk-based capital ratios:
Tier I capital	9.46%	10.25%	14.87%
Total capital (Tier I and Tier II)	10.49%	11.31%	16.00%
Minimum risk-based capital guidelines:
Tier I capital	4.00%	4.00%	4.00%
Total capital (Tier I and Tier II)	8.00%	8.00%	8.00%
Tier I leverage ratio	8.28%	13.19%	10.92%

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

Net yield on interest earning assets is net interest revenue, on a tax equivalent basis, divided by total interest earning assets. This ratio is a measure of the Company’s effectiveness in pricing interest earning assets and funding them with both interest bearing and non-interest bearing liabilities. The Company’s net yield in 2004, on a tax equivalent basis, increased 28 basis points to 4.50 percent compared to 4.22 percent in 2003. After a rapid decline that began in 2001, interest rates stabilized in 2003, and so did the Company’s net yield on interest earning assets. Rates began to rise in mid-2004, and the net yield began to increase. Added to the positive effect of rising interest rates on the net interest margin was a large increase in loan volume at the Company. Interest rates and loan volume are expected to continue to rise in 2005, and Management expects that the Company will continue to benefit from a favorable net interest margin. One possible source of pressure on the net interest margin in 2005 is the fact that loans at the Company have been growing faster than deposits, and this might cause Management to more aggressively price deposits in order to fund loan growth.

Table 12

NET INTEREST REVENUE

	2004			2003			2002
(DOLLARS IN THOUSANDS)	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID
Interest Earning Assets
Taxable securities	$108,191	3.99%	$4,314	$112,448	3.85%	$4,331	$108,573	5.27%	$5,724
Non-taxable securities	60,936	4.07	2,480	52,338	4.64	2,428	50,349	4.90	2,465

Total securities	169,127	4.02	6,794	164,786	4.10	6,759	158,922	5.15	8,189
Loans(1)	766,928	6.12	46,933	410,290	5.97	24,509	383,829	6.68	25,646
Federal funds sold	8,257	1.15	95	12,800	0.95	122	18,147	1.60	291
Deposits in other financial institutions	566	1.06	6	52	1.92	1	936	3.53	33

Total interest earning assets	944,878	5.70	53,828	587,928	5.34	31,391	561,834	6.08	34,159

Non-interest Earning Assets
Cash and due from banks	38,985			25,621			24,214
Premises and equipment, net	37,208			14,803			14,406
Other real estate	650			538			199
Other assets	11,688			5,799			6,479
Intangible assets	46,885			4,181			3,981
Assets related to discontinued operations	38,435			45,040			30,834
Allowance for loan losses	(9,050)			(5,314)			(5,450)

Total	$1,109,679			$678,596			$636,497

Interest Bearing Liabilities
Interest bearing demand and savings deposits	$337,743	0.83%	$2,807	$181,356	0.76%	$1,382	$177,587	1.40%	$2,492
Time deposits	375,685	2.06	7,736	255,315	2.31	5,897	250,135	3.28	8,192
Short-term borrowings	20,510	1.53	314	8,467	0.72	61	8,100	1.12	91
FHLB advances and long-term debt	50,030	3.26	1,630	12,621	2.82	356	6,000	5.50	330

Total interest bearing liabilities	783,968	1.59	12,487	457,759	1.68	7,696	441,822	2.51	11,105

Non-interest bearing liabilities
Demand deposits	163,416			94,979			85,748
Liabilities related to discontinued operations	33,578			39,117			26,714
Other	8,897			4,605			3,555

	205,891			138,701			116,017

Shareholders’ equity	119,820			82,136			78,658

Total	$1,109,679			$678,596			$636,497

Net Interest Revenue		4.11%	$41,341		3.66%	$23,695		3.57%	$23,054

Net yield on interest earning assets		4.38%			4.03%			4.10%
Tax equivalent adjustment		0.12			.19			0.20

Net yield on interest earning assets (tax equivalent)		4.50%			4.22%			4.30%

(1)	Loans classified as non-accrual are included in the average volume classification. Loan fees of $2,761, $922 and $817 for the years ended 2004, 2003, and 2002, respectively, are included in the interest amounts for loans.

Table 13 reflects the changes in sources of taxable-equivalent interest income and expense between 2004 and 2003 and between 2003 and 2002. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2004 was $17.7 million higher than in 2003. Total interest revenue increased by $22.5 million, while total interest expense increased $4.8 million. Both total interest revenue and total interest expense increased almost entirely due to volume, a result of the growth experienced during 2004, especially in loan volume.

Tax-equivalent net interest revenue in 2003 was $624 thousand higher than in 2002. Total interest revenue decreased by $2.8 million, which was more than offset by the decrease in total interest expense of $3.4 million. Both total interest revenue and total interest expense decreased due to rate, as a result of interest earning assets and interest bearing liabilities continuing to reprice downward due to the general lowering of interest rates which began in 2001.

Table 13

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

(DOLLARS IN THOUSANDS)	2004 CHANGE FROM 2003			2003 CHANGE FROM 2002
	AMOUNT	Due to(1)		AMOUNT	Due to(1)
		VOLUME	RATE		VOLUME	RATE
Interest Revenue:
Taxable securities	$(17)	$(167)	$150	$(1,393)	$154	$(1,547)
Non-taxable securities	75	543	(468)	(53)	137	(190)

Total securities	58	376	(318)	(1,446)	291	(1,737)
Loans	22,424	21,329	1,095	(1,138)	1,647	(2,785)
Federal funds sold	(27)	(45)	18	(169)	(64)	(105)
Deposits	5	8	(3)	(32)	(31)	(1)

Total	22,460	21,668	792	(2,785)	1,843	(4,628)

Interest Expense:
Interest bearing demand and savings deposits	1,425	1,208	217	(1,110)	29	(1,139)
Other time deposits	1,839	2,697	(858)	(2,295)	122	(2,417)
Short-term borrowing	253	133	120	(30)	3	(33)
FHLB advances and long-term debt	1,274	1,080	194	26	250	(224)

Total	4,791	5,118	(327)	(3,409)	404	(3,813)

Net interest revenue	$17,669	$16,550	$1,119	$624	$1,439	$(815)

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

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

Table 14 sets forth certain information with respect to the Company’s average loans, allowance for loan losses, charge-offs and recoveries for the five years-ended December 31, 2004.

Table 14

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Allowance for loan losses –
Balance at beginning of year	$8,342	$5,381	$5,328	$4,608	$4,128
Balance of acquired banks	0	3,424	0	0	0
Charge-offs
Commercial, financial and agricultural	1,254	1,909	331	394	597
Real estate – construction	5	0	0	0	0
Real estate – mortgage	569	182	81	123	374
Installment	562	758	741	894	397

Total charge-offs	2,390	2,849	1,153	1,411	1,368

Recoveries
Commercial, financial and agricultural	63	37	30	43	321
Real estate – construction	0	0	0	0	0
Real estate – mortgage	17	19	9	37	120
Installment	195	248	257	264	172

Total recoveries	275	304	296	344	613

Net charge-offs	2,115	2,545	857	1,067	755

Addition to allowance charged to operating expense	4,017	2,082	910	1,787	1,235

Allowance for loan losses – balance at end of year	$10,244	$8,342	$5,381	$5,328	$4,608

Loans at end of year, net of unearned income	$903,691	$688,802	$390,452	$382,313	$378,353
Ratio of ending allowance to ending loans	1.13%	1.21%	1.38%	1.39%	1.22%
Average loans, net of unearned income	$766,928	$410,290	$383,829	$382,818	$367,281
Non-performing loans	$3,270	$4,199	$4,022	$2,588	$2,503
Ratio of net charge-offs to average loans	.28%	.62%	.22%	.28%	.21%
Ratio of ending allowance to total non-performing loans	313.27%	198.67%	133.79%	205.87%	184.10%

Net charge-offs decreased to $2.1 million in 2004 compared to $2.5 million in 2003. The allowance for loan losses as a percentage of loans was 1.13 percent at December 31, 2004, and 1.21 percent at December 31, 2003. Management believes the decrease in this ratio is acceptable because of improved asset quality as evidenced by the improvement in (1) the ratio of non-performing loans to loans (see Table 16), (2) the ratio of non-performing assets to loans and other real estate owned (see Table 16), (3) the ratio of the allowance for loan losses to non-performing loans (see Table 14), (4) the decrease in loans with Management reservation as a percentage of loans and (5) an improving economy. The changes in the allocation of the allowance for loan losses (see table 15) from 2003 to 2004 are primarily attributable to the changes in the loan portfolio mix (see table 2). Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate. Management considered the allowance adequate at December 31, 2004.

Table 15

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)	2004		2003		2002		2001		2000
	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial, financial & agricultural	$6,144	38.22%	$5,843	57.89%	$3,419	55.29%	$2,644	53.12%	$1,924	51.83%
Real estate	3,425	55.12	1,791	33.72	1,140	31.10	1,804	32.27	1,771	31.89
Installment	675	6.66	708	8.39	822	13.61	880	14.61	913	16.28

Total	$10,244	100.00%	$8,342	100.00%	$5,381	100.00%	$5,328	100.00%	$4,608	100.00%

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

Non-performing loans were $3.3 million at year-end 2004 compared to $4.2 million at year-end 2003. Accruing loans 90 days or more past due increased by $35 thousand from 2003 to 2004. Loans on non-accrual decreased by $936 thousand. Renegotiated loans consists of one large loan that is performing as scheduled.

Total non-performing assets as a percentage of loans and other real estate owned at year-end 2004 was .44 percent compared to .76 percent at year-end 2003 and 1.07 percent at year-end 2002.

Table 16

SUMMARY OF NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2004	2003	2002	2001	2000
Accruing loans 90 days or more past due	$102	$67	$21	$1,008	$365
Loans on non-accrual	2,196	3,132	2,975	1,580	2,138
Renegotiated loans	972	1,000	1,026	0	0

Total non-performing loans	3,270	4,199	4,022	2,588	2,503
Other real estate owned	664	1,057	152	387	328

Total non-performing assets	$3,934	$5,256	$4,174	$2,975	$2,831

Loans 90 days or more past due as a percentage of loans	0.01%	0.01%	0.01%	0.26%	0.10%
Total non-performing loans as a percentage of loans	0.36%	0.61%	1.03%	0.68%	0.66%
Total non-performing assets as a percentage of loans and other real estate owned	0.44%	0.76%	1.07%	0.78%	0.75%

Details of Non-Accrual Loans

The impact of non-accrual loans on interest income the past three years is shown in Table 17. Not included in the table are loans totaling $5.2 million at December 31, 2004, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Table 17

DETAILS OF NON-ACCRUAL LOANS

(IN THOUSANDS)	2004	2003	2002	2001	2000
Principal balance at December 31,	$2,196	$3,312	$2,975	$1,580	$2,138
Interest that would have been recorded under original terms for the years-ended December 31,	$169	$152	$156	$165	$154
Interest actually recorded in the financial statements for the years-ended December 31,	$70	$45	$121	$29	$48

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $11.1 million in 2004, compared to $7.7 million in 2003, an increase of 44.6 percent. Excluding the Eufaula and Santa Rosa Beach Banks, securities gains, net and the gain on the sale of the credit card portfolio, non-interest revenue decreased $537 thousand, or 7.9 percent, due primarily to the decrease of $427 thousand in mortgage loan referral fees. Despite the decrease from 2003, mortgage fee income was a significant source of non-interest revenue in 2004, accounting for $1.9 million. Trust revenue of $1.8 million was the Company’s second-largest single source of non-interest revenue in 2004. These two sources accounted for approximately 33.0 percent of total non-interest revenue at BancTrust in 2004. The low rate environment that has existed for several years, combined with the fact that our branch network extends across high growth markets along the Gulf Coast counties of Alabama and Florida, has presented an opportunity to increase fee revenue in the mortgage area. While refinancing activity has slowed, this branch network should provide increased opportunities for mortgage fees generated from new purchases of homes and condominiums. Management intends to continue to pursue this and additional opportunities to increase non-interest revenue.

Securities gains increased to $645 thousand in 2004 from $360 thousand in 2003. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth. In 2003 the decision was made to outsource credit card operations, and the resulting sale of the Company’s credit card portfolio resulted in a one-time gain of $460 thousand.

Table 18

NON-INTEREST REVENUE

(IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2004	2003	2002
Non-Interest Revenue:
Service charges on deposit accounts	$4,910	$3,081	$2,964
Trust revenue	1,756	1,716	1,898
Securities gains, net	645	360	873
Gain on sale of credit card portfolio		460
Other income, charges and fees	3,752	2,035	1,556

Total	$11,063	$7,652	$7,291

One measure of profitability in the banking industry is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. The lower the ratio, the more efficient the company. The ratio can be lowered by increasing revenue or by decreasing expenses. The efficiency ratio in 2004 was 62.8 percent compared to 64.7 percent in 2003. The increase in the net interest margin in 2004 was the primary cause of the decrease in the efficiency ratio compared to 2003. Included in the calculation in 2004 was $749 thousand in intangible amortization expense compared to $0 in 2003.

Non-interest expense increased 60.1 percent in 2004 compared to 2003. Excluding the Eufaula and Santa Rosa Beach Banks, non-interest expense increased 0.2 percent. Salaries and pensions and other employee benefits costs, the largest non-interest expense category, increased 54.7 percent in 2004. Excluding the Eufaula and Santa Rosa Beach Banks, salaries and pensions and other employee benefits costs increased 4.7 percent. Higher pension plan and benefit costs and the addition of new personnel needed for the expansion of the Company accounted for most of the increase. Net occupancy expenses increased 66.3 percent in 2004 and resulted primarily from the CommerceSouth purchase. Furniture and equipment expense increased 70.0 percent in 2004 and resulted primarily from the CommerceSouth purchase. Intangible amortization was $749 thousand in 2004. The Company’s goodwill qualifies for the non-amortization provisions of SFAS No. 142, and as a result no goodwill amortization expense was recorded in 2004, 2003 or 2002. Other operating expenses in 2004 increased $3.2 million, or 54.1 percent, from 2003. Excluding the Eufaula and Santa Rosa Beach Banks, other operating expense decreased 9.9 percent. In 2004 the Company consolidated two of its banks into the Mobile Bank. Duplicate operations in several areas were eliminated, and this has reduced personal and other operational costs.

Table 19

NON-INTEREST EXPENSE

(IN THOUSANDS)	YEAR-ENDED DECEMBER 31,
	2004	2003	2002
Non-Interest Expense:
Salaries	$13,243	$9,475	$8,458
Pension and other employee benefits	5,274	2,494	2,283
Furniture and equipment expenses	2,743	1,614	1,611
Net occupancy expenses	2,463	1,481	1,340
Intangible amortization	749	0	0
Other operating expenses	9,108	5,909	5,564

Total	$33,580	$20,973	$19,256

Income Taxes

Income tax expense from continuing operations was $4.2 million in 2004, compared to $2.3 million in 2003, and $3.0 million in 2002. The effective combined tax rate was 28.7 percent in 2004, compared to 27.6 percent in 2003 and 29.2 percent in 2002.

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

Regulatory Issue

As Noted in the Capital Adequacy section on page 5 of this Annual Report and in Note 15 in the Notes to Consolidated Financial Statements, the Federal Reserve System has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital. On March 1, 2005 the Federal Reserve System issued a new rule (12 CFR Parts 208 and 225) that reduces the amount of trust preferred securities that may be included in Tier 1 capital to 25% of Tier 1 capital less goodwill and any deferred tax liability. Under this new rule, all $18.0 million of trust preferred stock currently included by the Company in its calculation of Tier 1 and total capital will continue to be included in Tier 1 and total capital. Consequently, Management does not believe this new rule will have any material adverse impact on BancTrust; however, it does to some extent limit BancTrust’s ability to utilize trust preferred securities as a capital raising strategy in the future.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$12,409	$12,476	$13,536	$15,407	$53,828
Interest expense	2,906	2,861	3,093	3,627	12,487

Net interest revenue	9,503	9,615	10,443	11,780	41,341
Provision for loan losses	398	588	1,268	1,763	4,017
Non-interest revenue	2,620	2,942	2,876	2,625	11,063
Non-interest expense	8,312	8,334	8,330	8,604	33,580

Income from continuing operations before income taxes	3,413	3,635	3,721	4,038	14,807
Income tax expense	914	1,131	1,193	1,009	4,247

Income from continuing operations	2,499	2,504	2,528	3,029	10,560

Income from discontinued operations before income taxes	128	145	442	(19)	696
Gain on sale of discontinued operations before income taxes	0	0	0	1,484	1,484

Total income from discontinued operations before income tax	128	145	442	1,465	2,180
Income taxes	172	54	164	1,049	1,439

Income from discontinued operations	(44)	91	278	416	741

Net income	$2,455	$2,595	$2,806	$3,445	$11,301

Basic net income per share from continuing operations	$.23	$.23	$.23	$.27	$.96

Basic net income per share from discontinued operations	$(.01)	$.01	$.03	$.04	$.07

Diluted net income per share from continuing operations	$.23	$.23	$.22	$.27	$.95

Diluted net income per share from discontinued operations	$(.01)	$.01	$.03	$.04	$.07

Basic net income per share	$.22	$.24	$.26	$.31	$1.03

Diluted net income per share	$.22	$.24	$.25	$.31	$1.02

	2003
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$8,004	$7,965	$7,767	$7,655	$31,391
Interest expense	2,198	2,031	1,786	1,681	7,696

Net interest revenue	5,806	5,934	5,981	5,974	23,695
Provision for loan losses	268	639	237	938	2,082
Non-interest revenue	2,039	2,373	1,728	1,512	7,652
Non-interest expense	5,304	5,182	5,356	5,131	20,973

Income from continuing operations before income tax	2,273	2,486	2,116	1,417	8,292
Income tax expense	638	744	587	322	2,291

Income from continuing operations	1,635	1,742	1,529	1,095	6,001

Income from discontinued operations before income taxes	133	174	120	82	509
Income taxes	49	65	44	30	188

Income from discontinued operations	84	109	76	52	321

Net income	$1,719	$1,851	$1,605	$1,147	$6,322

Basic net income per share from continuing operations	$.19	$.20	$.17	$.12	$.68

Basic net income per share from discontinued operations	$.01	$.01	$.01	$.01	$.04

Diluted net income per share from continuing operations	$.19	$.19	$.17	$.12	$.67

Diluted net income per share from discontinued operations	$.01	$.01	$.01	$.01	$.04

Basic net income per share	$.20	$.21	$.18	$.13	$.72

Diluted net income per share	$.20	$.20	$.18	$.13	$.71

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 at page 19 under the heading “Asset/Liability Management and Liquidity.”

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2004 and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

The independent public accounting firm of KPMG LLP has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with auditing standards generally accepted in the United States of America and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement. They also issue an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting.

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

We believe these policies and procedures provide reasonable assurance that our operations are conducted in accordance with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations and cash flows of the Company.

J. STEPHEN NELSON Chairman	W. BIBB LAMAR, JR. President and CEO

F. MICHAEL JOHNSON Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of this Annual Report on Form 10-K, that BancTrust Financial Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

March 15, 2005

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31, 2004 and 2003

(Dollars and Shares in Thousands)

	December 31,
	2004	2003
ASSETS:
Cash and due from banks	$41,558	$42,054
Federal funds sold	6,000	29,333

Total cash and cash equivalents	47,558	71,387
Interest bearing deposits	414	157
Securities available for sale	151,590	186,591
Loans	905,039	689,595
Less: Unearned income	(1,348)	(793)
Allowance for loan losses	(10,244)	(8,342)

Loans, net	893,447	680,460

Premises and equipment, net	38,430	33,272
Accrued income receivable	6,028	5,030
Goodwill	41,952	41,952
Other intangible assets	4,558	5,315
Cash surrender value of life insurance	4,721	4,537
Other assets	2,524	4,516
Assets of discontinued operations	0	43,683

Total	$1,191,222	$1,076,900

LIABILITIES:
Deposits
Interest bearing	$800,276	$668,488
Non-interest bearing	186,628	142,657

Total deposits	986,904	811,145
Short-term borrowings	14,768	25,317
FHLB advances and long-term debt	58,500	38,500
Acquisition related payable	0	38,422
Other liabilities	8,867	9,128
Liabilities of discontinued operations	0	37,722

Total liabilities	1,069,039	960,234

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value Shares authorized – 500 Shares outstanding – none
Common stock – $.01 par value Shares authorized – 20,000 Shares issued – 11,277 in 2004 and 11,186 in 2003	113	112
Additional paid in capital	77,829	76,833
Accumulated other comprehensive income, net	501	1,569
Deferred compensation payable in common stock	864	955
Retained earnings	46,148	40,560
Less:
Treasury stock, at cost 256 shares in 2004 and 2003	(2,408)	(2,408)
Common stock held in grantor trust, 49 shares in 2004 and 37 shares in 2003	(864)	(955)

Total shareholders’ equity	122,183	116,666

Total	$1,191,222	$1,076,900

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2004	2003	2002
INTEREST REVENUE:
Loans	$46,933	$24,509	$25,646
Investment securities – taxable	4,314	4,331	5,724
Investment securities – non-taxable	2,480	2,428	2,465
Federal funds sold	95	122	291
Interest bearing deposits	6	1	33

Total interest revenue	53,828	31,391	34,159

INTEREST EXPENSE:
Deposits	10,543	7,279	10,684
FHLB advances and long-term debt	1,630	356	330
Short-term borrowings	314	61	91

Total interest expense	12,487	7,696	11,105

Net interest revenue	41,341	23,695	23,054
Provision for loan losses	4,017	2,082	910

Net interest revenue after provision for loan losses	37,324	21,613	22,144

NON-INTEREST REVENUE:
Service charges on deposit accounts	4,910	3,081	2,964
Trust revenue	1,756	1,716	1,898
Securities gains, net	645	360	873
Gain on sale of credit card portfolio	0	460	0
Other income, charges and fees	3,752	2,035	1,556

Total non-interest revenue	11,063	7,652	7,291

NON-INTEREST EXPENSE:
Salaries	13,243	9,475	8,458
Pensions and other employee benefits	5,274	2,494	2,283
Furniture and equipment expense	2,743	1,614	1,611
Net occupancy expense	2,463	1,481	1,340
Intangible amortization	749	0	0
Other expense	9,108	5,909	5,564

Total non-interest expense	33,580	20,973	19,256

Income from continuing operations before income taxes	14,807	8,292	10,179
Income tax expense	4,247	2,291	2,971

Income from continuing operations	10,560	6,001	7,208

Income from discontinued operations before income taxes (including gain on sale of discontinued operations of $1,484)	2,180	509	182
Income taxes expense	1,439	188	67

Income from discontinued operations	741	321	115

Net income	$11,301	$6,322	$7,323

Basic net income per share from continuing operations	$.96	$.68	$.84

Basic net income per share from discontinued operations	$.07	$.04	$.01

Diluted net income per share from continuing operations	$.95	$.67	$.83

Diluted net income per share from discontinued operations	$.07	$.04	$.01

Basic earnings per share	$1.03	$.72	$.85

Diluted earnings per share	$1.02	$.71	$.84

Weighted average shares outstanding – basic	10,981	8,754	8,658

Weighted average shares outstanding – diluted	11,074	8,888	8,696

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
	Shares Issued	Amount
Balance, December 31, 2001	8,592	$86	$37,828	$880		$35,614	$(494)		$73,914
Comprehensive income:
Net income						7,323			7,323
Minimum pension liability adjustment, net of taxes				(581)					(581)
Net change in fair values of securities available for sale, net of taxes				2,186					2,186

Total comprehensive income									8,928
Dividends declared ($.48 per share)						(4,149)			(4,149)
Common stock options exercised	8		71						71
Common stock issued in business combination	385	4	4,050						4,054
Treasury stock purchased – 194 share							(1,914)		(1,914)

Balance, December 31, 2002	8,985	90	41,949	2,485		38,788	(2,408)		80,904

Comprehensive income:
Net income						6,322			6,322
Minimum pension liability adjustment, net of taxes				161					161
Net change in fair values of securities available for sale, net of taxes				(1,077)					(1,077)

Total comprehensive income									5,406
Dividends declared ($.52 per share)						(4,550)			(4,550)
Common stock options exercised	45		387						387
Common stock issued in business combination	2,156	22	34,497		955			(955)	34,519

Balance, December 31, 2003	11,186	112	76,833	1,569	955	40,560	(2,408)	(955)	116,666

Comprehensive income:
Net income						11,301			11,301
Minimum pension liability adjustment, net of taxes				63					63
Net change in fair values of securities available for sale, net of taxes				(1,131)					(1,131)

Total comprehensive income									10,233
Dividends declared ($.52 per share)						(5,713)			(5,713)
Purchase of deferred compensation treasury shares					190			(190)	0
Deferred compensation paid in common stock held in grantor trust					(281)			281	0
Shares issued to dividend reinvestment plan	5		108						108
Common stock options exercised	86	1	888		0			$0	889

Balance, December 31, 2004	11,277	$113	$77,829	$501	$864	$46,148	$(2,408)	$(864)	$122,183

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income from continuing operations	$10,560	$6,001	$7,208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,954	2,496	1,702
Provision for loan losses	4,017	2,082	910
Securities gains, net	(645)	(360)	(873)
Increase in cash surrender value of life insurance	(184)	0	0
Loss on sales of other real estate owned	31	0	0
Gain on sale of credit card portfolio	0	(460)	0
Deferred income tax provision (benefit)	(665)	(473)	234
Increase (decrease) in operating assets, net of effect of business acquisition:
Accrued income receivable	(998)	500	794
Other assets	508	(2,229)	(1,566)
Increase (decrease) in operating liabilities, net of effect of business acquisition	1,874	2,598	626

Net cash provided by operating activities	18,452	10,155	9,035

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(257)	526	950
Net increase in loans	(217,221)	(31,497)	(8,826)
Purchases of premises and equipment, net	(7,735)	(2,112)	(1,972)
Proceeds from sales of other real estate owned	610	128	337
Proceeds from maturities of securities available for sale	53,766	73,679	69,299
Proceeds from sales of securities available for sale	46,496	28,189	34,751
Purchases of securities available for sale	(66,714)	(78,411)	(131,515)
Cash paid to acquisition shareholders	(38,422)	0	0
Net cash acquired in business combination	0	9,266	0

Net cash used in investing activities	(229,477)	(232)	(36,976)

FINANCING ACTIVITIES:
Net increase in deposits	175,759	8,447	23,261
Net increase (decrease) in short-term borrowings	(10,549)	(2,607)	3,964
Proceeds from FHLB advances	16,500	10,000	0
Payment on FHLB advances	(6,500)	(2,000)	0
Proceeds from issuance of long-term debt	10,000	18,000	0
Dividends paid	(5,605)	(4,550)	(4,149)
Purchases of treasury stock	0	0	(1,914)
Proceeds from issuance of common stock	889	387	71

Net cash provided by financing activities	180,494	27,677	21,233

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	6,702	189	(1,563)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,829)	37,789	(8,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	71,387	33,598	41,869

CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,558	$71,387	$33,598

See notes to consolidated financial statements.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiaries, BankTrust (the “Mobile Bank”), Sweet Water State Bank (the “Sweet Water Bank”), BankTrust of Alabama (the “Eufaula Bank”) and BankTrust, Florida (the “Santa Rosa Beach Bank” and collectively, with the banks listed above, the “Banks”), and BancTrust Company, Inc. (the “Trust Company”). All significant intercompany accounts and transactions are eliminated. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans and investment securities in South Alabama and Northwest Florida. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

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

Supplemental disclosures of cash flow information for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Cash paid for:
Interest	$12,501	$8,792	$12,196
Income taxes	5,081	2,126	3,095
Non-cash transactions:
Transfer of loans to other real estate owned	217	1,187	641
Fair value of assets acquired	0	379,758	39,967
Capital stock issued to acquire assets	0	34,519	4,054
Liabilities assumed	0	345,239	35,913

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

The accrual of interest on loans is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Generally, loans 90 days and over past due are placed on non- accrual unless there is sufficient collateral to assure collectibility of principal and interest and the loan is in the process of collection. Upon such discontinuance, all unpaid accrued interest is reversed against current income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

ALLOWANCE FOR LOAN LOSSES – The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statements of Financial Accounting Standards Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio the Banks determine estimated amounts of loss based on several factors, including historical loss experience, management’s judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans that are not individually evaluated. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios, and such other factors which, in Management’s judgement, deserve current recognition in estimating inherent loan losses. The

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

PREMISES AND EQUIPMENT – Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases as applicable. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. There were no impairment losses recorded in 2004, 2003 or 2002.

OTHER REAL ESTATE OWNED – Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to accomplish such sales is subject to market conditions and other factors, all of which are beyond the Company’s control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

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

INTANGIBLE ASSETS – Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. There were no significant impairment losses recorded in 2004, 2003 or 2002. Core deposit intangible assets are amortized over seven years using the straight-line method.

TREASURY STOCK – Treasury stock repurchases and sales are accounted for using the cost method.

TRUST COMPANY ASSETS AND INCOME – Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK OPTIONS – The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is equal to the fair value of the stock at the date of grant, no compensation cost is recognized. The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are convertible into common shares of the Company. At December 31, 2004, options for 219 shares were granted and outstanding under the 1993 Plan.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

The Company may grant options for up to 250 shares to employees and directors under the 2001 Plan and has granted options of 107 shares under the 2001 Plan through December 31, 2004, of which 103 shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years.

Had compensation costs for these plans been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
Net income as reported	$11,301	$6,322	$7,323
Compensation expense, net of applicable taxes	(157)	(17)	(29)

Pro forma net income	$11,144	$6,305	$7,294

Earnings per share:
As reported
Basic	$1.03	$.72	$.85
Diluted	1.02	.71	.84
Pro forma
Basic	$1.01	$.72	$.84
Diluted	1.01	.71	.84

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003, and 2002 and the changes during the years then ended is as follows:

	2004		2003		2002
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	314	$11.61	360	$11.77	360	$10.77
Granted	94	17.19	5	11.68	8	9.95
Exercised	(86)	10.39	(45)	8.66	(8)	8.67
Forfeited	(0)	N/A	(6)	8.66	0	N/A

Outstanding at end of year	322	13.56	314	11.61	360	11.77

Exercisable at end of year	228	12.07	309	11.61	352	11.54

Weighted average fair value of the options granted		$4.92		$3.45		$3.41

At December 31, 2004, 150 of the 322 options had exercise prices between $8.67 and $11.91 with a weighted average exercise price of $10.00 and an average remaining contractual life of 3.34 years. 167 of these options had exercise prices between $13.75 and $17.20 with a weighted average exercise price of $16.51 and an average remaining contractual life of 6.79 years. The remaining 5 options outstanding at December 31, 2004 consist of options with an exercise price of $22.19 and an average remaining contractual life of 3.55 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively; risk-free interest rates of 3.62%, 2.94%, and 2.89%; expected dividend yields of 2.9%, 4.5%, and 4.4%; expected lives of 5 years in 2004, 2003 and 2002; and expected volatility of 40%, 43%, and 56%, respectively.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

RECLASSIFICATIONS – Certain reclassifications of 2003 and 2002 balances have been made to conform with classifications used in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS – In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). This Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds the majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures.

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

The adoption of FIN 46(R) did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Accounting Position (SOP) 03-03, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP would apply to loans originated by the Company and would limit the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company adopted this SOP and its effect on the consolidated financial statements was not material.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

During the first quarter of 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments”. This SAB addresses the accounting for loan commitments entered into after March 31, 2004, and certain disclosure requirements relevant in the context of mortgage banking activities. Management has analyzed the effects of SAB 105, which were not material to the Company’s operations or financial position.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-01, “Meaning of Other Than Temporary Impairment” (Issue 03-01). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments and provided for additional disclosures. In September 2004, the FASB approved a Staff Position to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The Staff Position did not affect the disclosure requirements of Issue 03-01. The Company has provided the expanded disclosures in Note 4 and will continue to monitor changes to Issue 03-01. The Company does not consider it, or the related Staff Position, to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB published SFAS No. 123(R), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. It will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, SFAS No. 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. The Company will adopt SFAS No. 123(R) as prescribed. The effect of this statement on the consolidated financial statements is not expected to be material.

Note 2. Business Combinations and Disposition

On December 30, 2003, CommerceSouth, Inc., the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama and referred to herein as the “Eufaula Bank”) and CommerceSouth Bank Florida (now BankTrust and referred to herein as the “Santa Rosa Beach Bank”), was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of the Eufaula Bank and the

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Santa Rosa Beach Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of the Eufaula Bank and the Santa Rosa Beach Bank have been included in the consolidated results of the Company from December 30, 2003. The Eufaula Bank had total assets of $184,227 at December 31, 2003, and the Santa Rosa Beach Bank had total assets of $190,494 at December 31, 2003. The Eufaula Bank has five locations in central and southeastern Alabama, and the Santa Rosa Beach Bank has eight branches in the Florida panhandle. The Company’s Board of Directors viewed the acquisition of CommerceSouth, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company’s earnings per share; (2) anticipated effect on the Company’s book value per share; (3) the complementary nature of CommerceSouth, Inc’s. retail branch network with the Company’s existing operations; and (4) enhanced opportunities for growth. The purchase price was $73,441 and was settled with 2,156 shares of the Company’s common stock, 40 common stock options valued at $220 using the Black-Scholes pricing model and cash of $38,922, of which $38,422 is reflected as acquisition related payable in the accompanying 2003 statement of condition. The cash amount includes transaction costs of approximately $500. Each share issued was valued at $15.908 which was the average price at which the shares were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two trading days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $37,970 and a core deposit intangible asset of $5,241.

On April 16, 2002, Gulf Coast Community Bancshares, Inc., the parent company of Bank Trust of Florida, was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of Wewahitchka State Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of Wewahitchka State Bank have been included in the consolidated results of the Company from April 16, 2002. Wewahitchka State Bank has three locations in the Florida panhandle. The Company’s Board of Directors viewed the acquisition of Wewahitchka State Bank as an opportunity to acquire a franchise in the northwest Florida market. In determining the price, the Company considered the following: (1) anticipated effect of the merger on the Company’s earnings per share, (2) anticipated effect on the Company’s book value per share, (3) the value to the Company of a presence in the Florida panhandle, and (4) alternative methods of entering the Florida panhandle and cost of those methods. The purchase price was $4,054 and was settled with 385 shares of the Company’s common stock. Each share issued was valued a $10.76 which was the average price at which the shares were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $1,799 and a core deposit intangible asset of $88.

Assuming the December 30, 2003 acquisition of CommerceSouth, Inc. had occurred on January 1, 2003, the consolidated result of operations on a pro forma basis for the year ended December 31, 2003 would have been as follows:

Year ended December 31, 2003
Net interest income from continuing operations	$34,469
Net income from continuing operations	7,153

Net income per share from continuing operations – basic	$.66
Net income per share from continuing operations – diluted	.65

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Sale of BankTrust of Florida

On October 15, 2004, BancTrust sold all of the stock of the Wewahitchka Bank for $7.5 million. The Wewahitchka Bank represented total assets of approximately $43.7 million and total deposits of approximately $37.5 million at December 31, 2003. The Company recorded a gross gain on the sale of $1.5 million. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Note 3. Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2004 and 2003 was approximately $14,008 and $5,047, respectively.

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost amounts and the corresponding market values of investment securities available for sale at December 31, 2004 and 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004:
U.S. Treasury securities	$300	$7	$0	$307
Obligations of U.S. Government sponsored enterprises	86,666	264	615	86,315
Obligations of states and political subdivisions	53,760	1,768	77	55,451
Federal Home Loan Bank Stock	3,687	0	0	3,687
Other investments	5,802	73	45	5,830

Total	$150,215	$2,112	$737	$151,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003:
U.S. Treasury securities	$4,080	$16	$0	$4,096
Obligations of U.S. Government sponsored enterprises	98,068	806	569	98,305
Obligations of states and political subdivisions	71,048	2,729	31	73,746
Federal Home Loan Bank Stock	2,270	0	0	2,270
Other investments	7,912	263	1	8,174

Total	$183,378	$3,814	$601	$186,591

Securities available for sale with a carrying value of approximately $96,250 and $82,006 at December 31, 2004 and 2003, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $7,423 and $7,448 at December 31, 2004 and 2003, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $46,496 in 2004, $28,189 in 2003 and $34,751 in 2002. Gross realized gains on the sale of these securities were $698 in 2004, $389 in 2003 and $875 in 2002, and gross realized losses were $53 in 2004, $29 in 2003 and $2 in 2002.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Maturities of securities available for sale as of December 31, 2004, are as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$2,553	$2,555
Due in 1 to 5 years	36,450	36,721
Due in 5 to 10 years	30,992	31,428
Due in over 10 years	31,076	31,724
Mortgage backed securities	49,144	49,162

Total	$150,215	$151,590

The following table shows the Company’s combined investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$44,389	$228	$21,045	$387	$65,434	$615
Obligations of states and political subdivisions	9,411	57	1,765	20	11,176	77
Other investments	2,003	45	0	0	2,003	45

Total	$55,803	$330	$22,810	$407	$78,613	$737

At December 31, 2004, the Company had 101 investment securities that were in an unrealized loss position or impaired for the less than 12 months’ timeframe and 25 investments securities in an unrealized loss position or impaired for the more than 12 months’ time frame. All of these investment securities’ impairments are deemed by Management to be temporary. The majority of these securities are backed by 1-4 family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed by 1-4 family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not expect any other-than-temporary impairments to develop related to these investment securities.

Note 5. Loans

A summary of loans follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$345,942	$399,192
Real estate – construction	194,865	59,316
Real estate – mortgage	303,999	173,248
Consumer, installment and single pay	60,233	57,839

Total	$905,039	$689,595

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and in Management’s opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $46,795 at December 31, 2004, and $42,693 at December 31, 2003. During 2004, $61,210 of new loans and advances were made, and principal repayments totaled $47,459. Changes in parties designated as related parties resulted in a net decrease in related party loans of $9,649 from December 31, 2003 to December 31, 2004. Outstanding commitments to extend credit to related parties totaled $22,179 at December 31, 2004.

At December 31, 2004 and 2003, non-accrual loans totaled $2,196 and $3,132, respectively. The amount of interest income that would have been recorded during 2004, 2003 and 2002, if these non-accrual loans had been current in accordance with their original terms, was $169, $152 and $156, respectively. The amount of interest income actually recognized on these loans during 2004, 2003 and 2002 was $70, $45 and $121, respectively.

At December 31, 2004 and 2003, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $2,196 and $3,132, respectively (all of which were carried on a non-accrual basis). Included in this amount is $2,175 in 2004 and $3,044 in 2003 of impaired loans for which the related allowance for loan losses is $795 in 2004 and $814 in 2003. The amounts of impaired loans that did not have specific allowances for loan losses were $21 in 2004 and $88 in 2003. The average recorded investment amounts in impaired loans during the years ended December 31, 2004 and 2003, were approximately $2,390 and $2,458, respectively.

Loans include loans held for sale of $1,942 at December 31, 2004 and $3,201 at December 31, 2003 and are accounted for at the lower of cost or market in the aggregate.

Note 6. Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Balance at the beginning of year	$8,342	$5,381	$5,328
Balance of acquired banks	0	3,424	0
Provision charged to operating expense	4,017	2,082	910
Losses charged off	(2,390)	(2,849)	(1,153)
Recoveries	275	304	296

Balance at the end of the year	$10,244	$8,342	$5,381

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated Lives	December 31,
		2004	2003
Land and land improvements		$11,873	$10,208
Bank buildings and improvements	40 years	24,586	21,082
Furniture, fixtures and equipment	3-10 years	15,698	13,876
Leasehold improvements	Lesser of lease period or estimated useful life	2,439	2,477

Total		54,596	47,643
Less accumulated depreciation and amortization		16,166	14,371

Premises and equipment – net		$38,430	$33,272

The provision for depreciation and amortization charged to operating expense in 2004, 2003, and 2002 amounted to $2,577, $1,405 and $1,466, respectively.

Note 8. Goodwill and Intangible Assets

The following details the changes in the carrying amount of goodwill and information related to other intangible assets for 2004 and 2003:

	Mobile	Eufaula	Santa Rosa Beach	Total
Balance at December 31, 2002	$3,981	$0	$0	$3,981
Goodwill acquired at December 30, 2003	0	20,085	17,886	37,971

Balance at December 31, 2003	3,981	20,085	17,886	41,952

Balance at December 31, 2004	$3,981	$20,085	$17,886	$41,952

The Company’s intangible assets subject to amortization were $4,492 at December 31, 2004 and $5,241 at December 31, 2003 with an original cost of $5,341 at both December 31, 2004 and 2003 and with accumulated amortization of $749 at December 31, 2004 and $0 at December 31, 2003. Amortization expense for core deposit intangible assets for the years ended December 31, 2004 and 2003 was $749 and $0, respectively. Such intangible assets are amortized over 7 years. Estimated amortization expense related to other intangible assets for the next five years is $749 per year for the years 2005 through 2009.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 9. Deposits

The following summary presents the detail of interest bearing deposits:

	December 31,
	2004	2003
Interest bearing checking accounts	$139,667	$117,269
Savings accounts	130,826	83,221
Money market savings accounts	108,167	94,516
Time deposits ($100 or more)	221,296	174,103
Other time deposits	200,320	199,379

Total	$800,276	$668,488

The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,
	2004	2003	2002
Interest bearing checking accounts	$721	$627	$1,024
Savings accounts	1,063	319	574
Money market savings accounts	1,023	436	894
Time deposits ($100 or more)	3,738	2,782	3,213
Other time deposits	3,998	3,115	4,979

Total	$10,543	$7,279	$10,684

The following table reflects maturities of time deposits at December 31, 2004:

	Less than 1 year	1 to 5 years	5 to 10 years	Total
$100 or more	$187,427	$33,869	$0	$221,296
Other time deposits	157,107	42,566	647	200,320

Total	$344,534	$76,435	$647	$421,616

Note 10. Short-Term Borrowings

Following is a summary of short-term borrowings:

	December 31,
	2004	2003
Federal funds purchased	$7,345	$13,905
Securities sold under agreement to repurchase	7,423	7,448
Other short-term borrowings	0	3,964

Total	$14,768	$25,317

Weighted average interest rate at year-end	1.68%	.91%
Weighted average interest rate on amounts outstanding during the year (based on average of daily balances)	1.53%	.72%

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Information concerning securities sold under agreement to repurchase summarized as follows:

	2004	2003	2002
Average balance during the year	$6,629	$6,994	$6,836
Average interest rate during the year	.68%	.51%	.94%
Maximum month-end balances during the year	$10,203	$9,375	$9,981

Federal funds purchased and securities sold under agreements to repurchase generally represented overnight borrowing transactions. Other short-term borrowings consist of demand notes owed to the U.S. Treasury.

In 2004 and 2003, federal funds purchased had average balances of $11,156 and $949, respectively, maximum month end balances of $21,986 and $13,905, respectively, and average interest rates during the year of 1.92% and 1.90%, respectively. At December 31, 2004 and 2003, federal funds purchased had interest rates of 2.62% and 1.25%, respectively. Federal funds purchased activity was not material in 2002.

At December 31, 2004 and 2003, securities sold under agreements to repurchase had interest rates of 0.75 percent and 0.50 percent, respectively. Included in the balances of securities sold under agreements to repurchase at December 31, 2004 and 2003, were repurchase agreements to related parties of $2,102 and $2,532, respectively.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

Federal Home Loan Bank (FHLB) borrowings are summarized as follows:

	December 31,
	2004	2003	2002
Balance at the end of the year	$30,500	$20,500	$6,000
Average balance during the year	22,136	12,473	6,000
Maximum month-end balances during the year	30,500	20,500	6,000
Daily weighted average interest rate during the year	2.57%	2.81%	5.67%
Weighted average interest rate at year-end	2.72%	2.12%	5.67%

Information concerning rates, call dates and maturity dates at December 31, 2004 are as follows:

	Amount	Interest Rate	Call Date
FHLB Advance due March 6, 2006	$10,000	1.77%	callable quarterly
FHLB Advance due November 2, 2009	10,000	2.76	11/02/2006 (quarterly thereafter)
FHLB Advance due October 24, 2005	6,500	2.28	not callable
FHLB Advance due November 10, 2005	2,000	5.90	callable quarterly
FHLB Advance due June 23, 2008	2,000	5.51%	callable quarterly

Total	$30,500

Of the outstanding FHLB advances at December 31, 2004, $20.5 million had fixed interest rates and $10.0 million had a variable interest rate that reprices quarterly. The FHLB advances are secured by the borrowing bank’s investment in FHLB stock, which totaled $3,687 and $2,270 at December 31, 2004 and 2003, respectively, and also

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

by a blanket floating lien on portions of the borrowing bank’s 1 to 4 family residential mortgage loan portfolio which totaled approximately $118,036. The FHLB advances require quarterly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

The Company created a business trust to issue trust preferred securities to finance a portion of the purchase of CommerceSouth, Inc. This trust is not consolidated pursuant to Fin 46 and the trust’s sole asset is a loan from the Company in the amount of $18,000. The payable to trust matures in 2033 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 2.90%. The Company does not have the option to repay any part of this payable until 2008. This loan has covenants generally associated with such borrowings which the Company was in compliance with at December 31, 2004. The payable to trust is summarized as follows:

	December 31, 2004	December 31, 2003
Balance at the end of the year	$18,000	$18,000
Average balance during the year	18,000	148
Maximum month-end balances during the year	18,000	18,000
Daily weighted average interest rate during the year	4.47%	4.07%
Weighted average interest rate at year-end	5.40%	4.07%

Other long-term debt consists of a loan from an unrelated bank to the Company. This loan was obtained in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan is secured by a portion of BancTrust’s stock of the Mobile Bank. This loan matures in 2008, requires monthly interest payments and has a floating rate based on LIBOR plus 1.10%. The Company has the option to repay any part of the principal at any time without penalty. This loan does not require principal payments until the end of the third year, at which time the remaining principal must be amortized over the remaining life of the loan. This loan has covenants generally associated with such borrowings which the Company was in compliance with at December 31, 2004. This loan is summarized as follows:

December 31, 2004
Balance at the end of the year	$10,000
Average balance during the year	9,891
Maximum month-end balances during the year	10,000
Daily weighted-average interest rate during the year	2.59%
Weighted-average interest rate at year-end	3.39%

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 12. Accounting for Income Taxes

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002
Current income tax expense:
Federal	$4,495	$2,376	$2,340
State	417	388	397

Total current income tax expense	4,912	2,764	2,737

Deferred income tax expense (benefit):
Federal	(558)	(405)	207
State	(107)	(68)	27

Total deferred income tax expense (benefit)	(665)	(473)	234

Total income tax expense	$4,247	$2,291	$2,971

The components of income tax expense from discontinued operations are as follows:

	Year Ended December 31,
	2004	2003	2002
Current income tax expense:
Federal	$1,218	$119	$(86)
State	210	20	(11)

Total current income tax expense (benefit)	1,428	139	(97)

Deferred income tax expense:
Federal	9	41	138
State	2	8	26

Total deferred income tax expense	11	49	164

Total income tax expense	$1,439	$188	$67

Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 34 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2004	2003	2002
Income tax expense at statutory rate	$5,034	$2,819	$3,461
Increase (decrease) resulting from:
Tax exempt interest	(940)	(872)	(879)
Reduced interest deduction on debt used to carry tax-exempt securities	39	46	67
State income tax, net of federal benefit	215	212	286
Other, net	(101)	86	36

Total	$4,247	$2,291	$2,971

Effective tax rate	28.7%	27.6%	29.2%

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,843	$3,128
Deferred compensation	816	896
Accrued pension cost	214	252
Other	478	396

Total deferred tax assets	5,351	4,672

Deferred tax liabilities:
Unrealized gain on securities available for sale	(515)	(1,184)
Core deposit intangibles	(1,684)	(1,965)
Differences between book and tax basis of property	(2,376)	(1,855)
Investment securities acquired in business combination	(379)	(577)
Other	(137)	(127)

Total deferred tax liabilities	(5,091)	(5,708)

Net deferred tax asset (liability)	$260	$(1,036)

There was no valuation allowance during either 2004 or 2003 as a result of the substantial amount of income taxes paid in prior years. Management believes that is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 13. Retirement Plans

PENSION PLAN – BancTrust maintains a pension plan which generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years. The pension plan was frozen as of January 1, 2003, meaning that no new hires after that date will participate in the plan.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2004	2003
Balance at beginning of year	$9,330	$9,052
Service cost	549	524
Interest cost	586	600
Benefits paid	(275)	(625)
Actuarial (gain) loss	121	(221)

Balance, end of year	$10,311	$9,330

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Plan Assets
	2004	2003
Balance at beginning of year	$6,100	$5,480
Return on plan assets	644	847
Employer contribution	941	398
Benefits paid	(275)	(625)

Balance, end of year	$7,410	$6,100

The net pension liability recognized in the consolidated statements of condition was as follows:

	2004	2003
Funded status	$(2,901)	$(3,229)
Unrecognized transition obligation	26	26
Unrecognized prior service cost	41	48
Unrecognized net loss	2,132	2,296

Net pension liability recognized	$(702)	$(859)

The accumulated benefit obligation for the pension plan was $8,750 and $7,706 at December 31, 2004 and 2003, respectively.

Amounts recognized in the 2004 and 2003 consolidated statement of condition were as follows:

	2004	2003
Accrued pension liability	$(1,340)	$(1,605)
Intangible asset	67	74
Accumulated other comprehensive income	571	672

Net amount recognized	$(702)	$(859)

Components of the plan’s net cost were as follows:

	2004	2003	2002
Service cost	$549	$525	$511
Interest cost	586	600	528
Expected return on plan assets	(499)	(558)	(624)
Net amortization	8	7	9
Recognized net loss	140	92	0

Net pension cost	$784	$666	$424

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2004	2003	2002
Discount	6.40%	6.75%	7.25%
Annual salary increase	3.50	5.00	5.00
Long-term return on plan assets	8.00	8.50	8.50

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

The expected long-term return on plan assets is based on historical returns on each of the categories.

The weighted average rates assumed in the actuarial calculations for the benefit obligations at November 30, (the measurement date) include the following:

	2004	2003
Discount	6.25%	6.40%
Annual salary increase	.00%	3.50%

The weighted-average asset allocation of pension benefit plan assets at December 31 were:

	2004	2003
Debt Securities	65.00%	70.00%
Equity Securities	15.00%	15.00%
Other	20.00%	15.00%

Total	100.00%	100.00%

The target weighted-average asset allocation of pension benefit plans at December 31 were:

Asset Category	2004	2003
Debt Securities	70%	70%-60%
Equity Securities	20%	40%-30%
Other	10%

BancTrust expects to contribute $841 to the pension plan in 2005.

At December 31, 2004, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

2005	$215
2006	$324
2007	$365
2008	$411
2009	$508
2010-2014	$4,435

MOBILE BANK SUPPLEMENTAL PLAN – The Mobile Bank maintains an unfunded and unsecured Supplemental Retirement Plan designed to supplement the benefits payable under the BancTrust pension plan for certain key employees selected by the Mobile Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Mobile Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust pension plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and any liabilities associated with the Supplemental Plan are material.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

SAVINGS AND PROFIT SHARING PLAN – BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 10% of his or her pay into the plan. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2%, $0.75 per $1.00 on the next 2% and $0.50 per $1.00 on the next 2%. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. The Company made total contributions of $811, $444 and $478 during 2004, 2003, and 2002, respectively.

DEFERRED COMPENSATION PLANS – The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $56 for the year ended December 31, 2004 and $0 for previous years. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2004 and 2003, the grantor trust held 49 and 37 shares, respectively of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 14. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2004, 2003 and 2002. Diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Stock Option plans, based on the treasury stock method using an average fair value of the stock during the respective periods.

The following table presents the earnings per share calculations for the years ended December 31, 2004, 2003 and 2002. The Company excluded from the calculation of earnings per share 18, 38 and 155 shares for the years ended December 31, 2004, 2003 and 2002, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

December 31, 2004	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$10,560	10,981	$.96
Income from discontinued operations	741	10,981.07

Net income	11,301	10,981	$1.03

Dilutive stock options plan shares		93

Diluted:
Income from continuing operations	10,560	11,074	$.95
Income from discontinued operations	741	11,074.07

Net income	$11,301	11,074	$1.02

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

December 31, 2003	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$6,001	8,754	$.68
Income from discontinued operations	321	8,754.04

Net income	6,322	8,754	$.72

Dilutive stock options plan shares		134

Diluted:
Income from continuing operations	6,001	8,888	$.67
Income from discontinued operations	321	8,888.04

Net income	$6,322	8,888	$.71

December 31, 2002	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$7,208	8,658	$.84
Income from discontinued operations	115	8,658.01

Net income	7,323	8,658	$.85

Dilutive stock options plan shares		38

Diluted:
Income from continuing operations	7,208	8,696	$.83
Income from discontinued operations	115	8,696.01

Net income	$7,323	8,696	$.84

Note 15. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are limited to the bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2005, that the Banks could declare, without the approval of regulators, totaled $6,673.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Banks meet all capital adequacy requirements to which they are subject.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

As of December 31, 2004 and 2003, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below.

The Federal Reserve System has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital. On March 1, 2005 the Federal Reserve System issued a new rule (12 CFR Parts 208 and 225) that reduces the amount of trust preferred securities that may be included in Tier 1 capital to 25% of Tier 1 capital less goodwill and any deferred tax liability. Under this new rule, all $18.0 million of trust preferred stock currently included by the Company in its calculation of Tier 1 and total capital will continue to be included in Tier 1 and total capital. Consequently, Management does not believe this new rule will have any material adverse impact on BancTrust; however, it does to some extent limit BancTrust’s ability to utilize trust preferred securities as a capital raising strategy in the future.

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total Capital (to Risk Weighted Assets)
Consolidated	$102,932	10.5%	$78,531	8.0%
Santa Rosa Beach Bank	24,653	9.5	20,813	8.0	$26,016	10.0%
Eufaula Bank	18,462	10.2	14,493	8.0	18,117	10.0
Mobile Bank	59,562	11.9	39,925	8.0	49,907	10.0
Sweet Water Bank	5,201	12.3	3,386	8.0	4,233	10.0

Tier I Capital (to Risk Weighted Assets)
Consolidated	$92,815	9.5%	$39,266	4.0%
Santa Rosa Beach Bank	21,601	8.3	10,406	4.0	$15,609	6.0%
Eufaula Bank	16,691	9.2	7,247	4.0	10,870	6.0
Mobile Bank	54,798	11.0	19,963	4.0	29,944	6.0
Sweet Water Bank	4,671	11.0	1,693	4.0	2,540	6.0

Tier I Capital (to Average Assets)
Consolidated	$92,815	8.3%	$44,858	4.0%
Santa Rosa Beach Bank	21,601	8.3	10,391	4.0	$15,586	6.0%
Eufaula Bank	16,691	8.7	7,659	4.0	11,489	6.0
Mobile Bank	54,798	8.9	24,538	4.0	36,807	6.0
Sweet Water Bank	4,671	8.6	2,185	4.0	3,277	6.0

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total Capital (to Risk Weighted Assets)
Consolidated	$92,153	11.3%	$65,187	8.0%
Santa Rosa Beach Bank	15,249	10.5	11,631	8.0	$14,538	10.0%
Eufaula Bank	17,323	11.8	11,768	8.0	14,710	10.0
Mobile Bank	55,440	12.5	35,419	8.0	44,274	10.0
Sweet Water Bank	5,075	11.7	3,467	8.0	4,334	10.0

Tier I Capital (to Risk Weighted Assets)
Consolidated	$83,546	10.3%	$32,594	4.0%
Santa Rosa Beach Bank	13,481	9.3	5,815	4.0	$8,723	6.0%
Eufaula Bank	15,692	10.7	5,884	4.0	8,826	6.0
Mobile Bank	51,208	11.6	17,709	4.0	26,564	6.0
Sweet Water Bank	4,533	10.5	1,734	4.0	2,600	6.0

Tier I Capital (to Average Assets)
Consolidated	$83,546	13.2%	$25,344	4.0%
Santa Rosa Beach Bank	13,481	7.9	6,851	4.0	$10,277	6.0%
Eufaula Bank	15,692	9.6	6,556	4.0	9,834	6.0
Mobile Bank	51,208	8.9	22,908	4.0	34,363	6.0
Sweet Water Bank	4,533	8.4	2,165	4.0	3,247	6.0

Note 16. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2004 and 2003. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

For the Years Ended December 31, 2004, 2003 and 2002

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to the Company’s financial statements at December 31, 2004 and 2003, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2004 and 2003, are summarized below.

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Securities available for sale	$151,590	$151,590	$186,591	$186,591
Loans	893,447	891,808	680,460	683,402
Financial liabilities:
Deposits	$986,904	$988,227	$811,145	$811,369
FHLB advance and long-term debt	58,500	57,963	38,500	38,761

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

For the Years Ended December 31, 2004, 2003 and 2002

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

	December 31,
	2004	2003
Standby letters of credit	$32,437	$22,843
Commitments to extend credit	172,204	135,689

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2004 was $32,437, and that sum represents the Company’s maximum credit risk. At December 31, 2004, the Company had $324 of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

At December 31, 2004, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2004 were not significant.

Rental expense under all operating leases amounted to $297, $195, and $153 in 2004, 2003, and 2002, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the results of operations.

Note 18. Non-Interest Revenue

Components of other non-interest revenue are as follows:

	Year Ended December 31,
	2004	2003	2002
Mortgage loan referral fees	$1,899	$925	$707
Other	1,853	1,110	849

Total	$3,752	$2,035	$1,556

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 19. Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2004	2003	2002
Advertising	$781	$336	$370
Data processing	648	108	86
Professional services	794	501	441
Stationery and supplies	858	563	620
Telephone	762	394	369
Other	5,265	4,007	3,678

Total	$9,108	$5,909	$5,564

Note 20. Segment Reporting

Under Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the four reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1 – Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2003 and 2004 the Company merged its Brewton, Monroeville and Demopolis Banks into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column “other” includes BancTrust and the Trust Company. The results for the four reportable segments of the Company are included in the following table:

	2004
	Mobile Bank	Sweet Water Bank	Eufaula Bank	Santa Rosa Beach Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$29,359	$2,915	$9,246	$12,350	$38	$(80)	$53,828
Total interest expense	5,923	559	2,136	2,887	1,062	(80)	12,487

Net interest revenue	23,436	2,356	7,110	9,463	(1,024)		41,341
Provision for loan losses	1,889	120	585	1,423			4,017

Net interest income after provision	21,547	2,236	6,525	8,040	(1,024)		37,324
Total non-interest revenue	4,730	546	1,966	2,157	1,848	(184)	11,063
Total non-interest expense	15,610	1,794	6,011	6,562	3,787	(184)	33,580

Income before taxes	10,667	988	2,480	3,635	(2,963)		14,807
Provision for income taxes	3,329	345	742	1,302	(1,471)		4,247

Net income from continuing operations	$7,338	$643	$1,738	$2,333	$(1,492)		$10,560

Other significant items:
Total assets	$629,277	$52,471	$217,720	$288,589	$152,661	$(149,496)	$1,191,222
Total investment securities	111,648	7,495	20,086	11,398	963		151,590
Total loans, net of unearned income	461,089	41,493	161,683	239,426			903,691
Investment in subsidiaries	291				146,805	(147,096)
Total interest revenue from customers	29,359	2,915	9,196	12,320	38		53,828
Total interest revenue from affiliates			50	30		(80)

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

	2003
	Mobile Bank	Sweet Water Bank	Eufaula Bank	Santa Rosa Beach Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$28,403	$2,907	$22	$28	$33	$(2)	$31,391
Total interest expense	6,994	684	4	7	9	(2)	7,696

Net interest revenue	21,409	2,223	18	21	24		23,695
Provision for loan losses	1,842	240					2,082

Net interest income after provision	19,567	1,983	18	21	24		21,613
Total non-interest revenue	5,356	570	6	4	1,723	(7)	7,652
Total non-interest expense	15,725	2,081	8	7	3,159	(7)	20,973

Income before taxes	9,198	472	16	18	(1,412)		8,292
Provision for income taxes	2,675	125	5	6	(520)		2,291

Net income from continuing operations	$6,523	$347	$11	$12	$(892)		$6,001

Other significant items:
Total assets(1)	$598,704	$52,604	$184,227	$190,494	$175,210	$(168,022)	$1,076,900
Total investment securities	143,552	7,821	21,860	12,639	719		186,591
Total loans, net of unearned income	377,254	41,422	127,582	142,544			688,802
Investment in subsidiaries	190				141,597	(141,787)
Total interest revenue from customers	28,403	2,907	22	28	31		31,391
Total interest revenue from affiliates					2	(2)

(1)	Total consolidated assets includes assets of the Wewahitchka Bank of $43,683.

	2002
	Mobile Bank	Sweet Water Bank	All Other	Elimi- nations		Consoli- dated
Total interest revenue	$30,783	$3,345	$31	$		$34,159
Total interest expense	10,065	1,035	5			11,105

Net interest revenue	20,718	2,310	26			23,054
Provision for loan losses	760	150				910

Net interest income after provision	19,958	2,160	26			22,144
Total non-interest revenue	4,741	636	1,926		(12)	7,291
Total non-interest expense	14,725	1,892	2,651		(12)	19,256

Income before taxes	9,974	904	(699)			10,179
Provision for income taxes	2,965	264	(258)			2,971

Net income from continuing operations	$7,009	$640	$(441)			$7,208

Other significant items:
Total assets(1)	$568,794	$51,808	$84,101		$(82,854)	$665,810
Total investment securities	167,945	9,747				177,692
Total loans, net of unearned income	352,112	38,340				390,452
Investment in subsidiaries	105		81,510		(81,615)
Total interest revenue from customers	30,783	3,345	31			34,159
Total interest revenue from affiliates

(1)	Total consolidated assets includes assets of the Wewahitchka Bank of $43,961.

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 21. Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of shareholders’ equity and comprehensive income. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2004
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(1,179)	$(442)	$(737)
Less realized gains from continuing operations	(645)	(236)	(409)
Less realized losses from discontinued operations	24	9	15

Net change in unrealized loss on securities	(1,800)	(669)	(1,131)
Additional minimum pension liability adjustment	101	38	63

Net change in unrealized losses	$(1,699)	$(631)	$(1,068)

	2003
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(1,093)	$(410)	$(683)
Less realized gains from continuing operations	(360)	(135)	(225)
Less realized gains from discontinued operations	(270)	(101)	(169)

Net change in unrealized loss on securities	(1,723)	(646)	(1,077)
Additional minimum pension liability adjustment	258	97	161

Net change in unrealized losses	$(1,465)	$(549)	$(916)

	2002
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$4,379	$1,633	$2,746
Less realized gains from continuing operations	(873)	(323)	(550)
Less realized gains from discontinued operations	(16)	(6)	(10)

Net change in unrealized gain on securities	3,490	1,304	2,186
Additional minimum pension liability adjustment	(930)	(349)	(581)

Net change in unrealized gains	$2,560	$955	$1,605

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 22. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2004	2003
ASSETS
Cash and short-term investments	$3,794	$31,070
Investment in subsidiaries – eliminated upon consolidation	146,805	135,636
Investment in discontinued operations	0	5,961
Other assets	1,303	2,653

Total	$151,902	$175,320

LIABILITIES
Long term debt	$28,000	$18,000
Acquisition related payable	0	38,422
Other liabilities	1,719	2,232

Total liabilities	29,719	58,654

SHAREHOLDERS’ EQUITY
Preferred stock – no par value Shares authorized – 500 Shares outstanding – none
Common stock – $.01 par value Shares authorized – 20,000 Shares issued – 11,277 in 2004 and 11,186 in 2003	113	112
Capital surplus	77,829	76,833
Accumulated other comprehensive income, net	501	1,569
Deferred compensation payable in common stock	864	955
Retained earnings	46,148	40,560
Treasury stock, 256 in 2004 and 2003, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 49 in 2004 and 37 in 2003	(864)	(955)

Total shareholders’ equity	122,183	116,666

Total	$151,902	$175,320

Condensed Statements of Operations

	Year Ended December 31,
	2004	2003	2002
Cash dividends from subsidiaries	$4,925	$18,650	$7,545
Other income	93	0	15

Total income	5,018	18,650	7,560
Interest expense long term debt	1,062	6	0
Expenses – other	722	1,122	790

Income before undistributed income of subsidiaries	3,234	17,522	6,770
(Dividends in excess of)/Equity in undistributed earnings of subsidiaries	7,326	(11,521)	438

Income from continuing operations	10,560	6,001	7,208

Income from discontinued operations	741	321	115

Net income	$11,301	$6,322	$7,323

BancTrust Financial Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars and Shares in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income from continuing operations	$10,560	$6,001	$7,208
Adjustments to reconcile net income to net cash provided by operating activities:
(Dividends in excess of)/Equity in undistributed earnings of subsidiaries	(7,326)	11,521	(438)
Other	926	(1,213)	145

Net cash provided by operating activities	4,160	16,309	6,915

INVESTING ACTIVITIES
Investment in subsidiary	(5,000)	0	0
Sale of land	0	0	396
Cash paid to acquisition shareholders	(38,422)	0	0
Other	0	738	(98)

Net cash provided by (used in) investing activities	(43,422)	738	298

FINANCING ACTIVITIES
Proceeds from short term borrowing	0	700	1,650
Repayments of short term borrowing	0	(700)	(1,650)
Cash dividends	(5,605)	(4,550)	(4,149)
Proceed from issuance of long-term debt	10,000	18,000
Proceeds from issuance of common stock	889	387	71
Purchase of treasury stock	0	0	(1,914)

Net cash used in financing activities	5,284	13,837	(5,992)

Net cash used in discontinued operations	6,702	0	(1,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,276)	30,884	(179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,070	186	365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,794	$31,070	$186

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management of BancTrust Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. BancTrust’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2004, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on Management’s assessment, and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2004, is included on page 34 of this Annual Report on Form 10-K.

W. Bibb Lamar, Jr. Chairman and Chief Executive Officer	F. Michael Johnson Chief Financial Officer

Changes in Internal Controls

There were no changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

Part III

Item 9B. Other Information

None

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included on page 10 in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2004 annual meeting under the captions “VOTING SECURITIES – Section 16(a) Beneficial Ownership Reporting Compliance”, “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2005 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2005 annual meeting under the captions “VOTING SECURITIES – Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2005 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2005 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

16. *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant’s annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

17. *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

18. *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and John B. Barnett, III, filed as Exhibit (10).29 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

19. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Mobile Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

20. *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

21. *South Alabama Bancorporation Employee Savings and Profit Sharing Plan, filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

22. *South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan filed as Appendix B to the registrant’s Proxy Statement on Schedule 14A filed on April 30, 2001 (No. 0-15423), is incorporated herein by reference.

23. Agreement and Plan of Merger dated as of July 23, 2003, as amended, between the registrant and CommerceSouth, Inc. filed as Appendix A to the registrant’s Registration Statement on Form S-4 filed on August 28, 2003 (No. 333-108295), as amended, is incorporated herein by reference.

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

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	President and CEO (Principal executive officer)	March 14, 2005

/s/ F. MICHAEL JOHNSON F. Michael Johnson	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 14, 2005

/s/ STEPHEN G. CRAWFORD Stephen G. Crawford	Director	March 14, 2005

/s/ DAVID C. DE LANEY David C. De Laney	Director	March 14, 2005

Robert N. Dixon	Director

Gregory G. Faison	Director

/s/ JAMES A. FAULKNER James A. Faulkner	Director	March 14, 2005

Broox G. Garrett, Jr.	Director

W. Dwight Harrigan	Director

James P. Hayes, Jr.	Director

/s/ CLIFTON C. INGE Clifton C. Inge	Director	March 14, 2005

Name	Title	Date

/s/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	Director	March 14, 2005

/s/ JOHN H. LEWIS, JR. John H. Lewis, Jr.	Director	March 15, 2005

Harris V. Morrissette	Director

/s/ J. STEPHEN NELSON J. Stephen Nelson	Director and Chairman	March 14, 2005

/s/ PAUL D. OWENS, JR. Paul D. Owens, Jr.	Director	March 14, 2005

Dennis A. Wallace	Director

/s/ EARL H. WEAVER Earl H. Weaver	Director	March 14, 2005

EXHIBIT INDEX

SEC Assigned Exhibit No.		Description of Exhibit	Page No.

(21	).1	Subsidiaries of BancTrust Financial Group, Inc.

(23	).1	Consent of KPMG LLP

(31	).1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31	).2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32	).1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(32	).2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002