Form 10-Q
period 2005-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2005-05-06
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at April 29, 2005: 11,077,645

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The First Quarter - Net Income	21
	Provision for Loan Losses	21
	Non-Interest Revenue and Expense	22

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	23
	Changes in Internal Controls	23

PART II.	Other Information	24
	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 4 - Submission of Matters to a Vote of Security Holders	24

	Item 6 - Exhibits	24

	Signatures	25

	Exhibit Index	26

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2005		December 31, 2004
ASSETS
Cash and Due from Banks	$59,028		$41,558
Federal Funds Sold	50,868		6,000
Total Cash and Cash Equivalents	109,896		47,558
Interest Bearing Deposits	0		414
Securities Available for Sale	145,772		151,590

Loans, Net of Unearned Income	926,643		903,691
Allowance for Loan Losses	<11,200	>	<10,244	>
Loans, Net	915,443		893,447

Premises and Equipment, Net	39,542		38,430
Accrued Income Receivable	5,898		6,028
Goodwill	41,952		41,952
Other Intangible Assets	4,371		4,558
Cash Surrender Value of Life Insurance	4,779		4,721
Other Assets	2,636		2,524
Total Assets	$1,270,289		$1,191,222

LIABILITIES
Non-interest Bearing Demand Deposits	$236,161		$186,628
Interest Bearing Demand Deposits	262,392		247,834
Savings Deposits	128,505		130,826
Large Denomination Time Deposits (of $100 or more)	224,403		221,296
Other Time Deposits	205,870		200,320
Total Deposits	1,057,331		986,904
Short-Term Borrowings	8,644		14,768
Federal Home Loan Bank Advances and Long-Term Debt	73,500		58,500
Other Liabilities	8,323		8,867
Total Liabilities	1,147,798		1,069,039

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 0 outstanding
Common Stock Par Value $0.01 Shares Authorized 20,000 Shares Issued 2005-11,330; 2004-11,277	113		113
Additional Paid in Capital	78,703		77,829
Accumulated Other Comprehensive Income (Loss), Net	<1,026	>	501
Deferred Compensation Payable in Common Stock	973		864
Retained Earnings	47,588		46,148
Unearned Compensation	<479	>	0
Less: Treasury Stock of 256 Shares in 2005 and 2004, at Cost	<2,408	>	<2,408	>
Common Stock held in Grantor Trust, 54 shares in 2005 and 49 shares in 2004	<973	>	<864	>
Total Shareholders' Equity	122,491		122,183
Total Liabilities and Shareholders' Equity	$1,270,289		$1,191,222

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
		Three Months Ended March 31,
		2005	2004
	Interest Revenue:
	Loans	$14,841	$10,563
Investment Securities Available for Sale:	Taxable	994	1,094
	Non-Taxable	525	718
	Other	77	34
	Total Interest Revenue	16,437	12,409

	Interest Expense:
	Deposits	3,472	2,488
	Short-Term Borrowings	77	45
	FHLB Advances and Long-Term Debt	572	373
	Total Interest Expense	4,121	2,906

	Net Interest Revenue	12,316	9,503
	Provision for Loan Losses	1,210	398
	Net Interest Revenue After Provision For Loan Losses	11,106	9,105

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,138	1,193
	Trust Income	415	453
	Securities Gains, Net	70	162
	Other Income	951	812
	Total Non-Interest Revenue	2,574	2,620

	Non-Interest Expense:
	Salaries	3,496	3,360
	Pensions and Employee Benefits	1,587	1,357
	Net Occupancy Expense	695	611
	Furniture and Equipment Expense	742	652
	Intangible Amortization	187	187
	Other Expense	2,708	2,145
	Total Non-Interest Expense	9,415	8,312

	Income from Continuing Operations before Income Taxes	4,265	3,413
	Income Tax Expense	1,387	914
	Income from Continuing Operations	2,878	2,499
	Income from Discontinued Operations before Income Taxes	0	128
	Income Tax Expense	0	172
	Loss from Discontinued Operations	0	<44>
	Net Income	$ 2,878	$ 2,455
	Basic Earnings Per Share from Continuing Operations	$ 0.26	$ 0.23
	Diluted Earnings Per Share from Continuing Operations	$ 0.26	$ 0.23
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	<$ 0.01>
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	<$ 0.01>
	Basic Earnings Per Share	$ 0.26	$ 0.22
	Diluted Earnings Per Share	$ 0.26	$ 0.22
	Weighted Average Shares Outstanding - Basic	11,056	10,964
	Weighted Average Shares Outstanding - Diluted	11,165	11,048

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2005 and 2004

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2005	11,277	113	$77,829	$501	$864	$46,148	$<2,408>	$<864>	$122,183
Comprehensive income:
Net income						2,878			2,878
Net change in fair value of
securities available for sale, net of taxes				<1,527>					<1,527	>
Total comprehensive income									1,351
Dividends declared ($.13 per share)						<1,438>			<1,438	>
Purchase of deferred compensation treasury shares					120			<120>	0
Deferred compensation paid in common stock held in grantor trust					<11>			11	0
Shares issued to dividend reinvestment plan	3		58						58
Common stock issued	8		158						158
Restricted stock issued	26		513		<479>				34
Common stock options exercised	16		145						145
Balance, March 31, 2005	11,330	113	$78,703	$<1,026>	$494	$47,588	$<2,408>	$<973>	$122,491

Balance, January 1, 2004	11,186	112	$76,833	$1,569	$955	$40,560	$<2,408>	$<955>	$116,666
Comprehensive income:
Net income						2,455			2,455
Net change in fair value of
securities available for sale, net of taxes				1,206					1,206
Total comprehensive income									3,661
Dividends declared ($.13 per share)						<1,426>			<1,426	>
Common stock options exercised	38		328						328
Balance, March 31, 2004	11,224	112	$77,161	$2,775	$955	$41,589	$<2,408>	$<955>	$119,229

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$2,878		$2,499
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	973		1,034
Provision for loan losses	1,210		398
Securities gains, net	<70	>	<162	>
Loss on sales of other real estate owned	10		0
Granted stock compensation	158		0
Amortization of compensation element of restricted stock	34		0
Increase in cash surrender value of life insurance	<58	>	<24	>
Changes in operating assets and liabilities:
Increase in accrued income receivable	130		179
(Increase) Decrease in other assets	<605	>	712
Increase in other liabilities	272		923
Net cash provided by operating activities from continuing operations	4,932		5,559

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits	414		121
Net increase in loans	<23,176	>	<19,514	>
Proceeds from the sale of other real estate owned	453		26
Purchases of premises and equipment, net	<1,781	>	<2,082	>
Proceeds from sale of investment securities available for sale	1,144		10,708
Proceeds from maturities of investment securities available for sale	4,576		8,520
Purchases of investment securities available for sale	<2,292	>	<17,914	>
Payment to shareholders of acquired company	0		<38,422	>
Net cash used in investing activities from continuing operations	<20,662	>	<58,557	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	70,427		30,462
Net decrease in short-term borrowings	<6,124	>	<11,898	>
Proceeds from FHLB advances and long-term debt	15,000		10,000
Proceeds from exercise of common stock options	145		328
Dividends paid	<1,380	>	<1,426	>
Net cash provided by financing activities from continuing operations	78,068		27,446

NET CASH USED IN DISCONTINUED OPERATIONS	0		<51	>

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,338		<25,583	>
Cash and cash equivalents at beginning of period	47,558		71,387
Cash and cash equivalents at end of period	$109,896		$45,804
Supplemental disclosures of cash flow information:
Interest paid	$ 3,754		$ 2,836
Income taxes paid, net of refund	550		638
Loans transferred to other real estate owned	30		15

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note A: General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications of 2004 balances have been made to conform with classifications used in 2005.

On October 15, 2004, BancTrust sold all the stock of the Wewahitchka Bank for $7.5 million. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

On April 7, 2005, BancTrust announced that it had reached an agreement to sell all of the stock of the Sweet Water State Bank. The operations of the Sweet Water bank are included in continuing operations because all the conditions required by Statement of Financial Accounting Standard ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" for an operation to be classified as discontinued have not been met; specifically, regulatory approval has not been obtained.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options issued to date were equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

The Company reserved 250 thousand shares of its common stock for issuance to employees and directors under its 2001 Incentive Compensation Plan (the "Plan"). The Company has granted 26 thousand shares of restricted stock and options to purchase 106 thousand shares under the Plan through March 31, 2005. Options to purchase 103 thousand shares are currently outstanding under the Plan. Options issued under this Plan are exercisable one year after date of issuance and expire after ten years.

Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share for the three month periods ended March 31, 2005 and 2004 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income as reported	$ 2,878	$ 2,455
Less: Stock based compensation expense determined under the fair value method, net of tax	0	8
Pro forma net income	$ 2,878	$ 2,447
Earnings per share:
As reported
Basic	$ .26	$ .22
Diluted	.26	.22
Pro forma
Basic	$ .26	$ .22
Diluted	.26	.22

No stock options have been issued in 2005.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the Plan. The expense for these shares will be recognized over the required service period of 3 years. The resulting pre-tax charge for the first quarter of 2005 was approximately $34 thousand. The unearned portion of these shares is presented as a separate line item on BancTrust's Statement of Condition.

Note C: Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial position or results of operations.

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

Note D: Retirement Plans

Pension Benefits
	Three Months Ended
	March 31,
	2005		2004
Service cost	$ 151		$ 137
Interest cost	159		147
Expected return on plan assets	<150	>	<125	>
Amortization of prior service cost	2		2
Amortization of the net loss	37		35
Net periodic benefit costs	$ 199		$ 196

BancTrust previously disclosed in its 10-K for the year ended December 31, 2004, and presently anticipates, that it will contribute $841 thousand to its pension plan in 2005, none of which was contributed in the first quarter of 2005.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the three month periods ended March 31, 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2005		March 31, 2004
Balance at beginning of period	$10,244		$ 8,342
Provision charged to operating expense	1,210		398
Loans charged off	<410	>	<153	>
Recoveries	156		92
Balance at end of period	$11,200		$ 8,679

Note F: Earnings Per Share

Basic earnings per share for the three month periods ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three month periods ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

Three Months Ended March 31, 2005	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,878	11,056	$0.26
Income from Discontinued Operations	0	11,056	0.00
Net Income	$2,878	11,056	$0.26
Dilutive securities:
Stock option plan shares		109
Diluted earnings per share (1):
Income from Continuing Operations	$2,878	11,165	$0.26
Income from Discontinued Operations	0	11,165	0.00
Net Income	$2,878	11,165	$0.26

Three Months Ended March 31, 2004	Income		Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,499		10,964	$0.23
Loss from Discontinued Operations	<44	>	10,964	<0.01	>
Net Income	$2,455		10,964	$0.22
Dilutive securities:
Stock option plan shares			84
Diluted earnings per share (1):
Income from Continuing Operations	$2,499		11,048	$0.23
Loss from Discontinued Operations	<44	>	11,048	<0.01	>
Net Income	$2,455		11,048	$0.22

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarter ended March 31, 2005 and 55 thousand shares for the quarter ended March 31, 2004, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the three-month period ended March 31, 2005, the net unrealized gain on these securities decreased by $2.4 million. For the three-month period ended March 31, 2004, the net unrealized gain on these securities increased by $2.1 million. The change in unrealized gain (loss) serves to increase or decrease comprehensive income. Accordingly, for the three month periods ended March 31, 2005 and 2004, the Company recognized, net of related income taxes, a decrease of $1.5 million and an increase of $1.2 million, respectively, in the accumulated other comprehensive income (loss) component of equity.

The following table shows comprehensive income for the three month periods ended March 31, 2005 and 2004 (in thousands):

	March 31,		March 31,
	2005		2004

Net Income	$2,878		$2,455
Net change in fair value of securities available for sale, net of tax of $890 and $784, respectively	<1,483	>	1,307
Less reclassification adjustments for gains included in net income, net of tax of $26 and $61, respectively	<44	>	<101	>
Comprehensive income	$1,351		$3,661

Note H: Market Risk

There have been no material changes in reported market risk since December 31, 2004.

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

The results for the reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended March 31, 2005
	Mobile	Sweet Water	Eufaula	Santa Rosa
	Bank	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 8,376	$ 777	$ 2,789	$ 4,496	$ 10		$ <11	>	$ 16,437
Total interest expense	1,840	156	762	1,035	339		<11	>	4,121
Net interest income	6,536	621	2,027	3,461	<329	>	0		12,316
Provision for loan losses	801	0	149	260	0		0		1,210
Net interest income after provision	5,735	621	1,878	3,201	<329	>	0		11,106
Total noninterest income	1,076	125	542	414	417		0		2,574
Total noninterest expense	4,171	496	1,544	1,881	1,323		0		9,415
Income from continuing operations before taxes	2,640	250	876	1,734	<1,235	>	0		4,265
Provision for income taxes	859	92	273	620	<457	>	0		1,387
Net income from continuing operations	$ 1,781	$ 158	$ 603	$ 1,114	$ <778	>	$ 0		$ 2,878
Other significant items:
Total assets	$658,039	$ 55,057	$217,310	$ 339,035	$153,543		$<152,695	>	$1,270,289
Total investment securities	105,899	7,638	19,101	11,823	1,311		0		145,772
Total loans, net of unearned income	461,542	34,765	159,383	270,953	0		0		926,643
Investment in subsidiaries	318	0	379	0	149,998		<150,695	>	0
Total interest income from external customers	8,366	777	2,789	4,495	10		0		16,437
Total interest income from affiliates	10	0	0	1	0		<11	>	0

Three Months Ended March 31, 2004
	Mobile	Sweet Water	Eufaula	Santa Rosa
	Bank	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest income	$ 6,973	$ 729	$ 2,096	$ 2,606	$ 14		$ <9	>	$ 12,409
Total interest expense	1,439	144	442	644	246		<9	>	2,906
Net interest income	5,534	585	1,654	1,962	<232	>	0		9,503
Provision for loan losses	221	30	46	101	0		0		398
Net interest income after provision	5,313	555	1,608	1,861	<232	>	0		9,105
Total noninterest income	1,141	130	512	369	468		0		2,620
Total noninterest expense	3,860	457	1,516	1,550	929		0		8,312
Income from continuing operations before taxes	2,594	228	604	680	<693	>	0		3,413
Provision for income taxes	767	73	202	253	<381	>	0		914
Net income from continuing operations	$ 1,827	$ 155	$ 402	$ 427	$ <312	>	$ 0		$ 2,499
Other significant items:
Total assets(1)	$576,843	$ 55,586	$191,297	$ 199,525	$147,218		$<143,054	>	$1,075,647
Total investment securities	142,651	9,745	20,852	12,629	1,113		0		186,990
Total loans, net of unearned income	387,810	39,839	134,916	145,705	0		0		708,270
Investment in subsidiaries	209	0	353	0	141,250		<141,812	>	0
Total interest income from external customers	6,972	729	2,096	2,598	14		0		12,409
Total interest income from affiliates	1	0	0	8	0		<9	>	0
(1) Total consolidated assets includes assets of the Wewahitchka Bank of $48,232. See Note K.

Note J: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2005, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2005 was $30.8 million, and that sum represents the Company's maximum credit risk. At March 31, 2005, the Company had $308 thousand of liabilities associated with standby letter of credit agreements.

Note K: Sales of Subsidiaries and Discontinued Operations

On April 7, 2005, BancTrust Financial Group, Inc. entered a Stock Purchase Agreement with respect to the sale of Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of this acquisition. The purchase price is $7 million for all of the issued and outstanding shares of Sweet Water State Bank. $500 thousand of this amount consists of a dividend to be paid by Sweet Water State Bank to BancTrust prior to closing. Tombigbee will pay the balance of $6.5 million at closing.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (the "Company"), and its wholly owned subsidiaries, BankTrust, BankTrust of Alabama, BankTrust (Florida), Sweet Water State Bank, and BancTrust Company, Inc. This analysis focuses upon significant changes in financial condition between December 31, 2004 and March 31, 2005, and significant changes for the three month periods ended March 31, 2005 and 2004.

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

Recent Developments

On October 15, 2004, BancTrust sold all of the stock of the Wewahitchka Bank for $7.5 million. The business related to the Wewahitchka Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for 2004. The results of the Wewahitchka Bank in 2004 are presented as discontinued in a separate category on the income statement following results from continuing operations.

On May 1, 2004, BancTrust merged its Mobile and Monroeville Banks, and on August 1, 2004, BancTrust merged its Mobile and Demopolis Banks. The Mobile Bank is the surviving bank. It remains headquartered in Mobile and continues to operate under the name BankTrust.

On April 7, 2005, BancTrust Financial Group, Inc. entered a Stock Purchase Agreement with respect to the sale of Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of this acquisition. The purchase price is $7 million for all of the issued and outstanding shares of Sweet Water State Bank. $500 thousand of this amount consists of a dividend to be paid by Sweet Water State Bank to BancTrust prior to closing. Tombigbee will pay the balance of $6.5 million at closing.

Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial position or results of operations.

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

Financial Condition

Assets

Total assets at March 31, 2005 were $1.270 billion, an increase of $79.1 million, or 6.6 percent, from $1.191 billion at December 31, 2004. During the first three months of 2005, loans increased $23.0 million, or 2.5 percent, cash and cash equivalents increased $62.3 million, or 131.1 percent, and short-term borrowings decreased $6.1 million, or 41.5 percent. These uses of funds during the first three months of 2005 were funded in part by an increase in deposits of $70.4 million, or 7.1 percent, a decrease in investment securities available for sale of $5.8 million, or 3.8 percent, and an increase in long-term debt of $15.0 million, or 25.6 percent.

Loans

Total loans, net of unearned income, increased from $903.4 million at December 31, 2004 to $926.6 million at March 31, 2005, an increase of $22.3 million, or 2.5 percent. Most of the increase in loan volume has occurred in metropolitan Montgomery and in the coastal counties of Alabama and Florida, where loan demand has been high.

Deposits

Total deposits increased from $986.9 million at December 31, 2004 to $1.057 billion at March 31, 2005, an increase of $70.4 million, or 7.1 percent. Non-interest bearing demand deposits increased $49.5 million, or 26.5 percent and this increase includes approximately $17.0 million of short term commercial deposits. Interest bearing demand deposits increased $14.6 million, or 5.9 percent. Other time deposits, consisting of certificates of deposit, increased $5.6 million, or 2.8 percent, while large denomination time deposits increased $3.1 million, or 1.4 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. However, the company has issued brokered certificates of deposits in the amount of $33.8 million. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $67.3 million, or 8.8 percent. Deposit growth has been the strongest in extreme south Alabama, Florida and Montgomery.

Long-term Debt

As of March 31, 2005, long-term debt consists of advances from the Federal Home Loan Bank of $45.5 million, a holding company bank loan of $10 million and a payable to a business trust of $18 million. The business trust was created by the Company to issue trust preferred securities to finance a portion of the CommerceSouth merger.

Capital Resources

The Company's equity as a percentage of total assets at March 31, 2005 was 9.64 percent, compared to 10.26 percent at December 31, 2004. This decrease resulted primarily from the growth in assets of $79.1 million. The primary capital ratio (defined as the sum of common and preferred stock, capital surplus, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 10.61 percent at March 31, 2005 compared to 11.07 percent at year-end 2004.

The Company and its subsidiary banks are required by the various depository institutions' regulatory agencies to maintain certain capital-to-asset ratios. Risk-based capital guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Company's Tier I capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive income, was $92.8 million at December 31, 2004 and $94.8 million at March 31, 2005. The Company's Tier II capital is the allowable portion of the allowance for loan losses. Total capital, which is Tier I capital plus Tier II capital, was $102.9 million at December 31, 2004 and $105.9 million at March 31, 2005. The Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 9.46 percent and 10.49 percent, respectively, at December 31, 2004, and 9.38 percent and 10.47 percent, respectively, at March 31, 2005. Both the December 2004 and the March 2005 ratios exceed the minimum ratios of four percent and eight percent for Tier I and Total capital, respectively.

The Company continues to experience rapid growth, especially in our Gulf Coast and metropolitan Montgomery markets. As a result, we are continuing to explore the possibility of an equity issue.

The components of the Company's risk-based capital calculations for March 31, 2005 are shown below (dollars in thousands):

March 31, 2005
Tier I capital-
Tangible common shareholders' equity	$76,841
Debt related to issuance of trust preferred securities	18,000
Total Tier I capital	$94,841

Tier II capital-Allowable portion of the allowance for loan losses	11,019
Total capital (Tiers I and II)	$105,860

Risk-weighted assets	$1,011,553
Quarterly average assets	1,176,604
Risk-based capital ratios:
Tier I capital	9.38%
Total capital (Tiers I and II)	10.47%

During the first quarter of 2005 the Company declared a regular quarterly dividend of $0.13 per share, payable April 1, 2005, to shareholders of record March 15, 2005.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds. Appropriate liquidity is achieved by carefully monitoring the amount of liquid assets available to meet these needs. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $153.2 million at March 31, 2005. These assets represented 12.1 percent of total assets at quarter end as compared to 7.7 percent at December 31, 2004. The net change in cash and cash equivalents for the three month period ended March 31, 2005 was an increase of $62.3 million, or 131.1 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value because of changes in interest rates. The Company has available, if needed, federal fund lines of credit, Federal Home Loan Bank lines of credit, and an operating line of credit from a correspondent bank.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. Management addresses this risk through an active Asset/Liability Management process and through management of maturities and repricing of interest earning assets and interest bearing liabilities. Through March 31, 2005, Management has not utilized derivatives as a part of this process.

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
March 31, 2005		December 31, 2004
Accruing loans 90 days or more past due	$ 300	$ 102
Loans on non-accrual	2,298	2,196
Renegotiated loans	966	972
Total non-performing loans	3,564	3,270
Other real estate owned	241	664
Total non-performing assets	$3,805	$3,934

Accruing loans 90 days or more past due as a percent of loans	0.03%	0.01%
Total non-performing loans as a percent of loans	0.38%	0.36%
Total non-performing assets as a percent of loans and other real estate owned	0.41%	0.44%

Accruing loans 90 days or more past due from continuing operations increased from year-end 2004 to March 31, 2005 by $198 thousand, primarily the result of one loan. Loans on non-accrual for the same period increased by $102 thousand.

Not included in the non-performing assets table are loans totaling $4.5 million at March 31, 2005, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

Results of Operations

The First Quarter

Net Income

The Company recorded income from continuing operations of $2.9 million, or $0.26 per share, during the first quarter of 2005, compared to income from continuing operations in the first quarter of 2004 of $2.5 million, or $0.23 per share. BancTrust recorded a loss from discontinued operations of $44 thousand, or $0.01 per share, in the first quarter of 2004. Net interest revenue increased by $2.8 million, or 29.6 percent. This increase is a result of significant increases in loan volume and in the net interest margin. Average interest earning assets increased from $889.4 million for the first three months of 2004 to $1.085 billion in the first three months of 2005, an increase of $331.0 million or 22.0 percent. The net interest margin at BancTrust increased to 4.69 percent for the first three months of 2005 compared to 4.44 percent for the first three months of 2004.

Provision for Loan Losses

BancTrust's provision for loan losses is a reflection of actual losses experienced during the period and management's judgement as to the adequacy of the allowance for loan losses (See Allowance for Loan Losses). Net charge-offs from continuing operations in the first three months of 2005 were $254 thousand compared to $61 thousand in the same period of 2004. The provision for loan losses was $1.2 million in first quarter of 2005 compared to $398 thousand for the comparable period in 2004, primarily a response to the growth in loans. The allowance for loan losses as a percentage of loans net of unearned income was 1.21 percent at March 31, 2005 and 1.13 percent at December 31, 2004. The increase in the ratio of the allowance as a percentage of loans is due to the increase in the loan loss reserve of $956 thousand, or 9.3 percent. Classified loans have decreased slightly since December 31, 2004.

The allowance for loan losses represented 3.14 times non-performing loans at March 31, 2005 and 3.13 times non-performing loans at December 31, 2004. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2005.

Non-Interest Revenue and Expense

Non-interest revenue was $2.6 million for the first quarter of 2005, relatively unchanged from March 31, 2004. Excluding securities gains, net non-interest revenue increased $46 thousand.

Salary and employee benefit expense increased by $366 thousand, or 7.8 percent, from the first quarter of 2004 to the first quarter of 2005, primarily as a result of normal merit raises and the addition of two branches.

Net occupancy expense was $695 thousand in the first quarter of 2005, an increase of $84 thousand, or 13.7 percent, from the same period of 2004 primarily attributable to the opening of new branches. Furniture and equipment expense increased $90 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

The category other expense was $2.7 million for the quarter ended March 31, 2005 compared to $2.1 million for the quarter ended March 31, 2004, an increase of $563 thousand, or 26.3 percent. Of this increase, $158 thousand is related to the issuance of stock as compensation to the Directors of BancTrust. Other expense includes data processing fees, director fees, FDIC insurance, insurance costs, accounting and legal fees, stationery and supplies, loan collection fees and advertising.

Possible major expenditures over the next twelve months include construction of a new branch facility of the Mobile Bank and construction of a new branch facility of the Santa Rosa Beach Bank.

Income tax expense was $1.4 million for the first quarter of 2005, compared to $1.1 million for the same period in 2004. The effective combined federal and state tax rates for the first quarter of 2005 and 2004 were 32.5 percent and 30.7 percent, respectively.

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

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended March 31, 2005 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
01/01/05-01/31/05	3,776	$19.92	0	229,951
02/01/05-02/28/05	0	$ 0.00	0	229,951
03/01/05-03/31/05	2,224	$20.27	0	222,951
Total	6,000	$20.05	0	222,951

(1) 6,000 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.

(2) Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 6 Exhibits

10.1	Stock Purchase Agreement by and between BancTrust Financial Group, Inc. and Tombigbee Bancshares, Inc. dated April 7, 2005

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

05/06/2005	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

05/06/2005	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
10.1	Stock Purchase Agreement by and between BancTrust Financial Group, Inc. and Tombigbee Bancshares, Inc. dated April 7, 2005

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002