Form 10-Q
period 2005-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2005-08-05
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .

Shares of common stock ($0.01 par) outstanding at July 29, 2005: 11,121,083

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

	The Second Quarter - Net Income	27
	Provision for Loan Losses	27
	Non-Interest Revenue and Expense	27
	The First Six Month Period - Net Income	28
	Provision for Loan Losses	28
	Non-Interest Revenue and Expense	29

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4 - Controls and Procedures

	Evaluation of Disclosure Controls and Procedures	31
	Changes in Internal Controls	31

PART II.	Other Information	32
	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 4 - Submission of Matters to a Vote of Security Holders	32

	Item 6 - Exhibits	33

	Signatures	34

	Exhibit Index	35

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	June 30, 2005		December 31, 2004
ASSETS
Cash and Due from Banks	$58,954		$39,320
Federal Funds Sold	919		6,000
Total Cash and Cash Equivalents	59,873		45,320
Interest Bearing Deposits	0		414
Securities Available for Sale	137,485		144,094

Loans, Net of Unearned Income	983,340		862,207
Allowance for Loan Losses	<11,984	>	<9,608	>
Loans, Net	971,356		852,599

Premises and Equipment, Net	38,482		37,306
Accrued Income Receivable	6,363		5,422
Goodwill	41,952		41,952
Other Intangible Assets	4,184		4,558
Cash Surrender Value of Life Insurance	4,830		4,721
Other Assets	2,550		2,365
Assets Related to Discontinued Operations	53,467		52,471
Total Assets	$1,320,542		$1,191,222

LIABILITIES
Non-interest Bearing Demand Deposits	$222,176		$178,233
Interest Bearing Demand Deposits	255,801		239,127
Savings Deposits	120,921		125,840
Large Denomination Time Deposits (of $100 or more)	217,094		210,888
Other Time Deposits	206,226		185,870
Total Deposits	1,022,218		939,958
Short-Term Borrowings	20,672		14,114
Federal Home Loan Bank Advances and Long-Term Debt	93,500		58,500
Other Liabilities	9,075		8,674
Liabilities Related to Discontinued Operations	48,653		47,793
Total Liabilities	1,194,118		1,069,039

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 0 outstanding
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued 2005-11,370; 2004-11,277	114		113
Additional Paid in Capital	79,200		77,829
Accumulated Other Comprehensive Income, Net	227		501
Deferred Compensation Payable in Common Stock	1,007		864
Retained Earnings	49,728		46,148
Unearned Compensation	<437	>	0
Less: Treasury Stock of 256 Shares in 2005 and 2004, at Cost	<2,408	>	<2,408	>
Common Stock Held in Grantor Trust, 56 Shares in 2005 and 49 Shares in 2004	<1,007	>	<864	>
Total Shareholders' Equity	126,424		122,183
Total Liabilities and Shareholders' Equity	$1,320,542		$1,191,222

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2005	2004
	Interest Revenue:
	Loans	$16,208	$10,056
Investment Securities Available for Sale:	Taxable	915	1,013
	Non-Taxable	508	664
	Other	78	25
	Total Interest Revenue	17,709	11,758

	Interest Expense:
	Deposits	3,789	2,347
	Short-Term Borrowings	188	30
	FHLB Advances and Long-Term Debt	858	349
	Total Interest Expense	4,835	2,726

	Net Interest Revenue	12,874	9,032
	Provision for Loan Losses	1,457	558
	Net Interest Revenue after Provision For Loan Losses	11,417	8,474

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,136	1,144
	Trust Income	413	453
	Securities Gains, Net	15	185
	Other Income	1,198	1,029
	Total Non-Interest Revenue	2,762	2,811

	Non-Interest Expense:
	Salaries	3,455	3,085
	Pensions and Employee Benefits	1,513	1,302
	Net Occupancy Expense	639	601
	Furniture and Equipment Expense	747	643
	Intangible Amortization	187	187
	Other Expense	2,623	2,076
	Total Non-Interest Expense	9,164	7,894

	Income from Continuing Operations before Income Taxes	5,015	3,391
	Income Tax Expense	1,576	1,049
	Income from Continuing Operations	3,439	2,342
	Income from Discontinued Operations before Income Taxes	232	388
	Income Tax Expense	85	135
	Income from Discontinued Operations	147	253
	Net Income	$ 3,586	$ 2,595
	Basic Earnings Per Share from Continuing Operations	$ 0.31	$ 0.22
	Diluted Earnings Per Share from Continuing Operations	$ 0.31	$ 0.22
	Basic Earnings Per Share from Discontinued Operations	$ 0.01	$ 0.02
	Diluted Earnings Per Share from Discontinued Operations	$ 0.01	$ 0.02
	Basic Earnings Per Share	$ 0.32	$ 0.24
	Diluted Earnings Per Share	$ 0.32	$ 0.24
	Weighted Average Shares Outstanding - Basic	11,097	10,969
	Weighted Average Shares Outstanding - Diluted	11,178	11,053

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2005	2004
	Interest Revenue:
	Loans	$30,369	$19,982
Investment Securities Available for Sale:	Taxable	1,837	2,051
	Non-Taxable	1,028	1,350
	Other	135	56
	Total Interest Revenue	33,369	23,439

	Interest Expense:
	Deposits	7,105	4,691
	Short-Term Borrowings	265	75
	FHLB Advances and Long-Term Debt	1,430	722
	Total Interest Expense	8,800	5,488

	Net Interest Revenue	24,569	17,951
	Provision for Loan Losses	2,667	926
	Net Interest Revenue After Provision For Loan Losses	21,902	17,025

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,171	2,226
	Trust Income	828	906
	Securities Gains, Net	85	347
	Other Income	2,128	1,822
	Total Non-Interest Revenue	5,212	5,301

	Non-Interest Expense:
	Salaries	6,729	6,222
	Pensions and Employee Benefits	3,021	2,579
	Net Occupancy Expense	1,309	1,190
	Furniture and Equipment Expense	1,457	1,264
	Intangible Amortization	374	374
	Other Expense	5,194	4,120
	Total Non-Interest Expense	18,084	15,749

	Income from Continuing Operations before Income Taxes	9,030	6,577
	Income Tax Expense	2,871	1,890
	Income from Continuing Operations	6,159	4,687
	Income from Discontinued Operations before Income Taxes	483	744
	Income Tax Expense	178	381
	Income from Discontinued Operations	305	363
	Net Income	$ 6,464	$ 5,050
	Basic Earnings Per Share from Continuing Operations	$ 0.55	$ 0.43
	Diluted Earnings Per Share from Continuing Operations	$ 0.55	$ 0.43
	Basic Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.03
	Diluted Earnings Per Share from Discontinued Operations	$ 0.03	$ 0.03
	Basic Earnings Per Share	$ 0.58	$ 0.46
	Diluted Earnings Per Share	$ 0.58	$ 0.46
	Weighted Average Shares Outstanding - Basic	11,077	10,966
	Weighted Average Shares Outstanding - Diluted	11,172	11,050

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2005 and 2004

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2005	11,277	113	$77,829	$501	$864	$46,148	$<2,408>	$<864>	$122,183
Comprehensive income:
Net income						6,464			6,464
Change in fair value of
securities available for sale, net of taxes				<274>					<274	>
Total comprehensive income									6,190
Dividends declared ($.26 per share)						<2,884>			<2,884	>
Purchase of deferred compensation treasury shares					148			<148>	0
Deferred compensation paid in common stock held in grantor trust					<5>			5	0
Shares issued to dividend reinvestment plan	6		118						118
Common stock issued	8		158						158
Restricted stock issued	26		513		<437>				76
Common stock options exercised	53	1	582	____	____	_______	________	_______	583
Balance, June 30, 2005	11,370	114	$79,200	$227	$570	$49,728	$<2,408>	$<1,007>	$126,424

Balance, January 1, 2004	11,186	112	$76,833	$1,569	$955	$40,560	$<2,408>	$<955>	$116,666
Comprehensive income:
Net income						5,050			5,050
Change in fair value of
securities available for sale, net of taxes				<2,412>					<2,412>
Total comprehensive income									2,638
Dividends declared ($.26 per share)						<2,852>			<2,852	>
Purchase of deferred compensation treasury shares					138			<138>	0
Deferred compensation paid in common stock held in grantor trust					<250>			250	0
Common stock options exercised	39	___	341	_______	____	_______	________	_______	341
Balance, June 30, 2004	11,225	112	$77,174	$<843>	$843	$42,758	$<2,408>	$<843>	$116,793

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$6,159		$4,687
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,895		1,934
Provision for loan losses	2,667		926
Securities gains, net	<85	>	<347	>
Loss on sales of other real estate owned	19		21
Granted stock compensation	158		0
Amortization of compensation element of restricted stock	76		0
Increase in cash surrender value of life insurance	<109	>	<61	>
Changes in operating assets and liabilities:
Increase in accrued income receivable	<941	>	<35	>
(Increase) decrease in other assets	<886	>	1,843
Increase (decrease) in other liabilities	441		<607	>
Net cash provided by operating activities from continuing operations	9,394		8,361

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits	414		121
Net increase in loans	<121,243	>	<52,976	>
Proceeds from the sale of other real estate owned	501		492
Purchases of premises and equipment, net	<2,489	>	<6,168	>
Proceeds from sale of investment securities available for sale	1,686		19,849
Proceeds from maturities of investment securities available for sale	7,767		19,065
Purchases of investment securities available for sale	<3,281	>	<18,455	>
Payment to shareholders of acquired company	0		<38,422	>
Net cash used in investing activities from continuing operations	<116,645	>	<76,494	>

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	82,260		75,610
Net increase (decrease) in short-term borrowings	6,558		<13,016	>
Proceeds from FHLB advances and long-term debt	35,000		10,000
Proceeds from exercise of common stock options	583		341
Dividends paid	<2,766	>	<2,852	>
Net cash provided by financing activities from continuing operations	121,635		70,083

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	169		264

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,553		2,214
Cash and cash equivalents at beginning of period	45,320		69,365
Cash and cash equivalents at end of period	$59,873		$71,579
Supplemental disclosures of cash flow information:
Interest paid	$ 8,180		$ 5,708
Income taxes paid, net of refund	3,258		1,139
Loans transferred to other real estate owned	181		60
Supplemental schedule of non-cash investing and financing activity
Restricted stock issued to employees of BancTrust	513		0

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

On October 15, 2004, BancTrust sold all the stock of the Wewahitchka Bank for $7.5 million. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

On April 7, 2005, BancTrust announced that it had reached an agreement to sell all of the stock of Sweet Water State Bank. The operations of Sweet Water State Bank are included in discontinued operations as required by SFAS 144. Sweet Water State Bank met the requirements to be classified as discontinued operations as of June 20, 2005. The Company completed the sale of Sweet Water State Bank on August 1, 2005.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options are equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the South Alabama Bancorporation 2001 Incentive Compensation Plan (the "Plan"). The expense for these shares will be recognized over the required service period of 3 years. The resulting pre-tax charge for the first six months of 2005 was approximately $76 thousand. The unearned portion of these shares is presented as a separate line item on BancTrust's Statement of Condition.

Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income as reported	$ 3,586	$ 2,595
Add: Stock based compensation expense included in reported net income, net of tax	27	0
Less: Stock based compensation expense determined under the fair value method, net of tax	27	8
Pro forma net income	$ 3,586	$ 2,587
Earnings per share:
As reported
Basic	$ .32	$ .24
Diluted	.32	.24
Pro forma
Basic	$ .32	$ .24
Diluted	.32	.24

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income as reported	$ 6,464	$ 5,050
Add: Stock based compensation expense determined under the fair value method, net of tax	48	0
Less: Stock based compensation expense determined under the fair value method, net of tax	48	16
Pro forma net income	$ 6,464	$ 5,034
Earnings per share:
As reported
Basic	$ .58	$ .46
Diluted	.58	.46
Pro forma
Basic	$ .58	$ .46
Diluted	.58	.46

Note C: Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows and the cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial position or results of operations.

In March 2004, the Emerging Issues Task Force (the "Task Force") reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: evaluate whether the impairment is other-than-temporary; and Step 3: if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value. In September 2004, the Financial Accounting Standards Board or FASB approved a Staff Position to delay the requirement to record impairment losses under Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The Staff Position did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company's financial position or results of operations.

Note D: Retirement Plans

Pension Benefits
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Service cost	$ 151		$ 137		$ 302		$ 274
Interest cost	159		147		318		294
Expected return on plan assets	<150	>	<125	>	<300	>	<250	>
Amortization of prior service cost	2		2		4		4
Amortization of the net loss	37		35		74		70
Net periodic benefit cost	$ 199		$ 196		$ 398		$ 392

BancTrust previously disclosed in its 10-K for the year ended December 31, 2004, and presently anticipates, that it will contribute $841 thousand to its pension plan in 2005, none of which was contributed in the first six months of 2005.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the six month periods ended June 30, 2005 and 2004 are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2005		June 30, 2004
Balance at beginning of period	$ 9,608		$ 7,787
Provision charged to operating expense	2,667		926
Loans charged off	<498	>	<740	>
Recoveries	207		120
Balance at end of period	$11,984		$ 8,093

The changes in the allowance for losses on loans from discontinued operations for the six month periods ended June 30, 2005 and 2004 are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2005		June 30, 2004
Balance at beginning of period	$ 636		$ 555
Provision charged to operating expense	0		60
Loans charged off	<58	>	<30	>
Recoveries	33		13
Balance at end of period	$ 611		$ 598

Note F: Earnings Per Share

Basic earnings per share for the three and six month periods ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

Three Months Ended June 30, 2005	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$3,439	11,097	$0.31
Income from Discontinued Operations	147	11,097	0.01
Net Income	$3,586	11,097	$0.32
Dilutive securities:
Stock option plan shares		81
Diluted earnings per share (1):
Income from Continuing Operations	$3,439	11,178	$0.31
Income from Discontinued Operations	147	11,178	0.01
Net Income	$3,586	11,178	$0.32

Three Months Ended June 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$2,342	10,969	$0.22
Income from Discontinued Operations	253	10,969	0.02
Net Income	$2,595	10,969	$0.24
Dilutive securities:
Stock option plan shares		84
Diluted earnings per share (1):
Income from Continuing Operations	$2,342	11,053	$0.22
Income from Discontinued Operations	253	11,053	0.02
Net Income	$2,595	11,053	$0.24

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarters ended June 30, 2005 and 2004, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

Six Months Ended June 30, 2005	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$6,159	11,077	$0.55
Income from Discontinued Operations	305	11,077	0.03
Net Income	$6,464	11,077	$0.58
Dilutive securities:
Stock option plan shares		95
Diluted earnings per share (1):
Income from Continuing Operations	$6,159	11,172	$0.55
Income from Discontinued Operations	305	11,172	0.03
Net Income	$6,464	11,172	$0.58

Six Months Ended June 30, 2004	Income	Weighted Average Shares	Earnings per share

Basic earnings per share:
Income from Continuing Operations	$4,687	10,966	$0.43
Income from Discontinued Operations	363	10,966	0.03
Net Income	$5,050	10,966	$0.46
Dilutive securities:
Stock option plan shares		84
Diluted earnings per share (1):
Income from Continuing Operations	$4,687	11,050	$0.43
Income from Discontinued Operations	363	11,050	0.03
Net Income	$5,050	11,050	$0.46

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the six months ended June 30, 2005 and 2004, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the six-month period ended June 30, 2005, the net unrealized gain on these securities decreased by $438 thousand. For the six-month period ended June 30, 2004, the net unrealized gain on these securities decreased by $3.9 million. The change in unrealized gain serves to increase or decrease comprehensive income. Accordingly, for the six month periods ended June 30, 2005 and 2004, the Company recognized, net of related income taxes, a decrease of $274 thousand and a decrease of $2.4 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the six month periods ended June 30, 2005 and 2004 (in thousands):

	June 30,		June 30,
	2005		2004

Net Income	$6,464		$5,050
Net change in fair value of securities available for sale, net of tax of $133 and $1,316, respectively	<221	>	<2,193	>
Less reclassification adjustments for gains included in net income, net of tax of $32 and $128, respectively	<53	>	<219	>
Comprehensive income	$6,190		$2,638

The following table shows comprehensive income for the three month periods ended June 30, 2005 and 2004 (in thousands):

	June 30,		June 30,
	2005		2004

Net Income	$3,586		$2,595
Net change in fair value of securities available for sale, net of tax of $133 and $1,316, respectively	1,262		<3,500	>
Less reclassification adjustments for gains included in net income, net of tax of $6 and $67, respectively	<9	>	<118	>
Comprehensive income (loss)	$4,839		$<1,023	>

Note H: Market Risk

There have been no material changes in reported market risk since December 31, 2004.

Note I: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms length cost basis. All intercompany transactions have been eliminated to determine the consolidated balances. In 2004 the Company merged its Monroeville Bank and its Demopolis Bank into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column "other" includes BancTrust and BancTrust Company. See Note K for information for the Wewahitchka Bank and Sweet Water State Bank.

The results for the reportable segments of the Company are included in the following tables (in thousands):

Three Months Ended June 30, 2005
	Mobile	Eufaula	Santa Rosa
	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest revenue	$ 9,290	$ 3,056	$ 5,483	$ 11		$ <131	>	$ 17,709
Total interest expense	2,278	897	1,414	377		<131	>	4,835
Net interest revenue	7,012	2,159	4,069	<366	>	0		12,874
Provision for loan losses	812	205	440	0		0		1,457
Net interest revenue after provision	6,200	1,954	3,629	<366	>	0		11,417
Total noninterest revenue	1,155	618	573	416		0		2,762
Total noninterest expense	4,337	1,589	2,028	1,210		0		9,164
Income from continuing operations before taxes	3,018	983	2,174	<1,160	>	0		5,015
Provision for income taxes	1,001	278	726	<429	>	0		1,576
Income from continuing operations	$ 2,017	$ 705	$ 1,448	$ <731	>	$ 0		$ 3,439
Other significant items:
Total assets(1)	$714,729	$234,977	$ 372,631	$156,460		$<211,722	>	$1,320,542
Total investment securities	105,355	19,034	11,877	1,219		0		137,485
Total loans, net of unearned income	510,258	171,156	301,926	0		0		983,340
Investment in subsidiaries	377	383	0	153,417		<154,177	>	0
Total interest income from external customers	9,160	3,055	5,483	11		0		17,709
Total interest income from affiliates	130	1	0	0		<131	>	0
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,467. See Note K.

Three Months Ended June 30, 2004
	Mobile	Eufaula	Santa Rosa
	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest revenue	$ 7,070	$ 2,147	$ 2,560	$ 1		$ <20	>	$ 11,758
Total interest expense	1,402	472	636	236		<20	>	2,726
Net interest revenue	5,668	1,675	1,924	<235	>	0		9,032
Provision for loan losses	319	96	143	0		0		558
Net interest revenue after provision	5,349	1,579	1,781	<235	>	0		8,474
Total noninterest revenue	1,310	506	612	475		<92	>	2,811
Total noninterest expense	3,917	1,512	1,645	912		<92	>	7,894
Income from continuing operations before taxes	2,742	573	748	<672	>	0		3,391
Provision for income taxes	843	177	277	<248	>	0		1,049
Income from continuing operations	$ 1,899	$ 396	$ 471	$ <424	>	$ 0		$ 2,342
Other significant items:
Total assets(1)	$604,421	$192,951	$ 218,737	$148,219		$<151,373	>	$1,118,944
Total investment securities	121,463	19,873	12,182	1,114		0		154,632
Total loans, net of unearned income	401,665	138,048	160,083	0		0		699,796
Investment in subsidiaries	250	357	0	143,827		<144,434	>	0
Total interest income from external customers	7,070	2,147	2,540	1		0		11,758
Total interest income from affiliates	0	0	20	0		<20	>	0
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,540 and assets of the Wewahitchka Bank of $52,449. See Note K.
Six Months Ended June 30, 2005
	Mobile	Eufaula	Santa Rosa
	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest revenue	$ 17,666	$ 5,845	$ 9,979	$ 21		$ <142	>	$ 33,369
Total interest expense	4,118	1,659	2,449	716		<142	>	8,800
Net interest revenue	13,548	4,186	7,530	<695	>	0		24,569
Provision for loan losses	1,613	354	700	0		0		2,667
Net interest revenue after provision	11,935	3,832	6,830	<695	>	0		21,902
Total noninterest revenue	2,232	1,160	987	833		0		5,212
Total noninterest expense	8,509	3,133	3,909	2,533		0		18,084
Income from continuing operations before taxes	5,658	1,859	3,908	<2,395	>	0		9,030
Provision for income taxes	1,860	551	1,346	<886	>	0		2,871
Income from continuing operations	$ 3,798	$ 1,308	$ 2,562	$ <1,509	>	$ 0		$ 6,159
Other significant items:
Total assets	$714,729	$234,977	$ 372,631	$156,460		$<211,722	>	$1,320,542
Total investment securities	105,355	19,034	11,877	1,219		0		137,485
Total loans, net of unearned income	510,258	171,156	301,926	0		0		983,340
Investment in subsidiaries	377	383	0	153,417		<154,177	>	0
Total interest income from external customers	17,526	5,844	9,978	21		0		33,369
Total interest income from affiliates	140	1	1	0		<142	>	0
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,467. See Note K.
Six Months Ended June 30, 2004
	Mobile	Eufaula	Santa Rosa
	Bank	Bank	Beach Bank	Other		Eliminations		Consolidated
Total interest revenue	$ 14,044	$ 4,243	$ 5,166	$ 15		$ <29	>	$ 23,439
Total interest expense	2,841	914	1,280	482		<29	>	5,488
Net interest revenue	11,203	3,329	3,886	<467	>	0		17,951
Provision for loan losses	540	142	244	0		0		926
Net interest revenue after provision	10,663	3,187	3,642	<467	>	0		17,025
Total noninterest revenue	2,451	1,018	981	943		<92	>	5,301
Total noninterest expense	7,777	3,028	3,195	1,841		<92	>	15,749
Income from continuing operations before taxes	5,337	1,177	1,428	<1,365	>	0		6,577
Provision for income taxes	1,610	379	530	<629	>	0		1,890
Income from continuing operations	$ 3,727	$ 798	$ 898	$ <736	>	$ 0		$ 4,687
Other significant items:
Total assets(1)	$604,421	$192,951	$ 218,737	$148,219		$<151,373	>	$1,118,944
Total investment securities	121,463	19,873	12,182	1,114		0		154,632
Total loans, net of unearned income	401,665	138,048	160,083	0		0		699,796
Investment in subsidiaries	250	357	0	143,827		<144,434	>	0
Total interest income from external customers	14,043	4,243	5,138	15		0		23,439
Total interest income from affiliates	1	0	28	0		<29	>	0
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,540 and assets of the Wewahitchka Bank of $52,449. See Note K.

Note J: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2005, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2005 was $32.5 million, and that sum represents the Company's maximum credit risk. At June 30, 2005, the Company had $325 thousand of liabilities associated with standby letter of credit agreements.

Note K: Sales of Subsidiaries and Discontinued Operations

On October 15, 2004, BancTrust sold all of the stock of the Wewahitchka Bank, its wholly owned subsidiary bank headquartered in Wewahitchka, Florida, for $7.5 million. Consequently, the business related to the Wewahitchka Bank has been accounted for as discontinued operations, and the results of operations and cash flows attributable to the Wewahitchka Bank have been removed from BancTrust's consolidated results of continuing operations for all periods presented in this report. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations.

On August 1, 2005, BancTrust Financial Group, Inc. sold all of the shares of common stock of Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain directors and management of Sweet Water State Bank for the purpose of purchasing Sweet Water State Bank from BancTrust. Tombigbee paid BancTrust $7 million for all of the issued and outstanding shares of Sweet Water State Bank common stock, $500 thousand of which was paid as a dividend to BancTrust and the balance of which was paid by Tombigbee at closing.

The business related to Sweet Water State Bank is accounted for as discontinued operations, and, therefore, the results of operations and cash flows have been removed from the Company's results of continuing operations for all periods presented in this report. The results of Sweet Water State Bank are presented as discontinued in a separate category on the income statement following results from continuing operations.

The assets and liabilities of Sweet Water State Bank are stated separately as discontinued operations as of June 30, 2005 and December 31, 2004 on the Consolidated Condensed Statements of Condition. The major asset and liability categories of Sweet Water State Bank are as follows (in thousands):

	June 30, 2005	December 31, 2004
ASSETS
Cash and Cash Equivalents	$ 5,246	$ 2,238
Securities Available for Sale	7,493	7,495
Loans, Net	38,714	40,848
Other Assets	2,014	1,890
Assets Related to Discontinued Operations	$53,467	$52,471

LIABILITIES
Non-interest Bearing Demand Deposits	$ 7,925	$ 8,394
Interest Bearing Demand Deposits	9,706	8,707
Savings Deposits	5,136	4,987
Large Denomination Time Deposits (of $100 or more)	11,058	10,798
Other Time Deposits	14,452	14,060
Total Deposits	48,277	46,946
Short-Term Borrowings	0	654
Other Liabilities	376	193
Liabilities Related to Discontinued Operations	$48,653	$47,793

The results from discontinued operations for the three and six month periods ended June 30, 2005 and 2004 are presented in the following table.

Three Months Ended June 30,
	2005	2004
Total interest income	$822	$1,328
Total interest expense	173	278
Net interest income	649	1,050
Provision for loan losses	0	30
Net interest income after provision	649	1,020
Total noninterest income	138	201
Total noninterest expense	555	833
Income before taxes	232	388
Provision for income taxes	85	135
Net income	$147	$253

Six Months Ended June 30,
	2005	2004
Total interest income	$1,599	$2,651
Total interest expense	329	561
Net interest income	1,270	2,090
Provision for loan losses	0	60
Net interest income after provision	1,270	2,030
Total noninterest income	263	407
Total noninterest expense	1,050	1,693
Income before taxes	483	744
Provision for income taxes	178	381
Net income	$ 305	$ 363

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank"), Sweet Water State Bank (the "Sweet Water Bank"), and BancTrust Company, Inc ("BancTrust Company"). As used in the following discussion, the terms "we", "us", "our" and the "Company" mean BancTrust Financial Group, Inc., and its subsidiaries on a consolidated basis (unless the context indicates another meaning) and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2004 and June 30, 2005, and significant changes for the three and six month periods ended June 30, 2005 and 2004.

Forward-Looking Statements

This report on Form 10-Q contains certain forward looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words like "expect," "may," "could," "should," "intend," "plan," "project," "estimate," or "anticipate." The Company cautions readers that forward-looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

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

Recent Developments

On October 15, 2004, BancTrust sold all of the shares of common stock of the Wewahitchka Bank for $7.5 million. Consequently, the business related to the Wewahitchka Bank has been accounted for as discontinued operations. The results of operations and cash flows attributable to the Wewahitchka Bank have been removed from our consolidated results of continuing operations for all periods presented in this report. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations.

On May 1, 2004, we merged our Monroeville Bank into the Mobile Bank, and on August 1, 2004, we merged our Demopolis Bank into our Mobile Bank. The Mobile Bank remains headquartered in Mobile and continues to operate under the name BankTrust.

Effective August 1, 2005, BancTrust sold all of the shares of common stock of Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of purchasing Sweet Water State Bank from BancTrust. Tombigbee paid BancTrust $6.5 million at closing for all of the issued and outstanding shares of Sweet Water State Bank common stock, and BancTrust received a $500 thousand dividend at closing.

Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows and the cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial position or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments. In the second quarter of 2004 FSP EITF Issue 03-1-1 was issued, delaying the effective date for the measurement and recognition guidance in paragraphs 10 - 20 of Issue 03-1. The disclosure requirements continue to be effective. The Company will continue to monitor changes to Issue 03-01, but does not expect it, or the related Staff Position to have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Allowance for Loan Losses

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

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Our determination of the allowance for loan losses is made in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks or loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond our control.

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

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, less costs to dispose of the property. Any excess of the recorded investment over estimated fair value, less costs to dispose of the property, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. Our ability to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and related gains and losses are dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If these requirements are not met, sale and gain recognition would be deferred.

Financial Condition at June 30, 2005 and December 31, 2004

Overview

Total assets at June 30, 2005 were $1.321 billion, an increase of $129.3 million, or 10.9 percent, from $1.191 billion at December 31, 2004. During the first six months of 2005, loans increased $121.1 million, or 14.0 percent and cash and cash equivalents increased $14.6 million, or 32.1 percent. These uses of funds during the first six months of 2005 were funded in part by an increase in deposits of $82.3 million, or 8.8 percent, a decrease in investment securities available for sale of $6.9 million, or 4.6 percent, an increase in short-term borrowings of $6.6 million, or 46.5 percent, and an increase in Federal Home Loan Bank borrowings of $35.0 million, or 59.8 percent.

Loans

Total loans, net of unearned income, increased from $862.2 million at December 31, 2004 to $983.3 million at June 30, 2005, an increase of $121.1 million, or 14.0 percent. Loan demand in our Northern Gulf Coast and Metropolitan Montgomery markets has been strong since 2003, and is expected to remain so for the next several years, as the population of these markets increases and the desirability of the Gulf Coast as a place for permanent and secondary residents and tourists continues.

Investment Securities

The composition of the investment portfolio by carrying amount is .22 percent US Treasuries, 25.46 percent US securities of government sponsored enterprises, 37.49 percent securities of state and political subdivisions, 29.01 percent mortgage backed securities, 3.86 percent Federal Home Loan Bank Stock and 3.96 percent other securities. The portfolio includes $5.3 million of FHLB stock. The tax equivalent yield of the portfolio at June 30, 2005 was 5.08 percent and the average maturity, excluding mortgage backed securities as these have monthly principal payments, was 5 years and 3 months. We hold no trading securities or securities classified as held to maturity.

Deposits

Total deposits increased from $940.0 million at December 31, 2004 to $1.022 billion at June 30, 2005, an increase of $82.2 million, or 8.8 percent. Non-interest bearing demand deposits increased $43.9 million, or 24.7 percent, which included an increase in short term commercial deposits. Interest bearing demand deposits increased $16.7 million, or 7.0 percent during the same period. Other time deposits, consisting of certificates of deposit, increased $20.4 million, or 11.0 percent, while large denomination time deposits increased $6.2 million, or 2.9 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $76.1 million, or 10.4 percent. Core deposit growth has been the strongest in coastal Alabama, Florida and Montgomery. All of these markets are considered growth markets, especially the areas from the I-10 corridor south to the Gulf of Mexico. The growth has resulted from the influx of permanent residents, second home residents and a very strong tourist industry. Our primary emphasis is attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank loans. At June 30, 2005, we had $33.3 million in brokered time deposits and $65.5 million in Federal Home Loan Bank borrowings.

The following table shows the breakdown of deposits at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
Non-interest Bearing Demand Deposits	$222,176	$178,233
Interest Bearing Demand Deposits	255,801	239,127
Savings Deposits	120,921	125,840
Large Denomination Time Deposits (of $100 or more)	217,094	210,888
Other Time Deposits	206,226	185,870
Total Deposits	$1,022,218	$939,958

Long-term Debt

As of June 30, 2005, our long-term debt consisted of advances from the Federal Home Loan Bank of $65.5 million, a $10 million bank loan to BancTrust, and an $18 million junior subordinated note issued by BancTrust to its wholly owned statutory trust subsidiary, in connection with an offering of trust preferred securities completed on December 18, 2003. We used the proceeds from the trust preferred offering to finance a portion of the acquisition of CommerceSouth, Inc., pursuant to a merger of CommerceSouth with and into BancTrust. We increased our Federal Home Loan Bank borrowings by $35 million during the first six months of 2005, primarily to fund the increase in loans.

Asset Quality and Allowance for Loan Losses

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
June 30, 2005		December 31, 2004
Accruing loans 90 days or more past due	$ 3	$ 51
Loans on non-accrual	2,743	1,924
Renegotiated loans	958	972
Total non-performing loans	3,704	2,947
Other real estate owned	344	664
Total non-performing assets	$4,048	$3,611

Accruing loans 90 days or more past due as a percent of loans	0.00%	0.01%
Total non-performing loans as a percent of loans	0.38%	0.34%
Total non-performing assets as a percent of loans and other real estate owned	0.41%	0.42%

The following table is a summary of non-performing assets of Sweet Water State Bank.

(Dollars in Thousands)
June 30, 2005		December 31, 2004
Accruing loans 90 days or more past due	$ 10	$ 51
Loans on non-accrual	194	272
Renegotiated loans	0	0
Total non-performing loans	204	323
Other real estate owned	0	0
Total non-performing assets	$ 204	$ 323

Accruing loans 90 days or more past due as a percent of loans	0.03%	0.12%
Total non-performing loans as a percent of loans	0.52%	0.78%
Total non-performing assets as a percent of loans and other real estate owned	0.52%	0.78%

Accruing loans 90 days or more past due from continuing operations decreased from year-end 2004 to June 30, 2005 by $48 thousand. Loans on non-accrual for the same period increased by $819 thousand.

Not included in the non-performing assets table are loans totaling $6.4 million at June 30, 2005, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

The allowance for loan losses represents Management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality, and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts and values of nonperforming loans, specific known risks, the status, amounts and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors which affect the allowance for potential credit losses.

The allowance for loan losses represented 3.24 times non-performing loans at June 30, 2005 and 3.26 times non-performing loans at December 31, 2004. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2005 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at June 30, 2005 was 9.57 percent, compared to 10.26 percent at December 31, 2004. This decrease resulted primarily from the growth in assets of $129.3 million. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 10.46 percent at June 30, 2005 compared to 11.02 percent at year-end 2004.

We are required by our various banking regulators to maintain certain capital-to-asset ratios under the regulators' risk-based capital guidelines. These guidelines are intended to provide an additional measure of a financial institution's capital adequacy by assigning weighted levels of risk to various components of the institution's assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. If we fail to meet minimum capital adequacy requirements, our banking regulators could take regulatory action against us that, could have a direct material adverse effect on our consolidated financial statements.

Our Tier I capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive income, was $97.7 million at June 30, 2005 and $92.8 million at December 31, 2004. Our Tier II capital consists of the allowable portion of the allowance for loan losses, which was $12.5 million at June 30, 2005 and $10.1 at December 31, 2004. Total capital, which is Tier I capital plus Tier II capital, was $110.2 million at June 30, 2005, and $102.9 million at December 31, 2004. Our consolidated Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 8.94 percent and 10.08 percent, respectively, at June 30, 2005, and 9.46 percent and 10.49 percent, respectively, at December 31, 2004. Both the June 30, 2005 and December 31, 2004 ratios exceed the minimum required ratios of four percent and eight percent for Tier I and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain capital sufficient to support our continued rapid growth, especially in our coastal Florida and Alabama markets and our metropolitan Montgomery markets.

The components of our risk-based capital calculations for June 30, 2005 are shown below (dollars in thousands):

June 30, 2005
Tier I capital-
Tangible common shareholders' equity	$79,704
Debt related to issuance of trust preferred securities	18,000
Total Tier I capital	$97,704

Tier II capital-Allowable portion of the allowance for loan losses	12,456
Total capital (Tiers I and II)	$110,160

Risk-weighted assets	$1,093,369
Quarterly average assets	1,246,204
Risk-based capital ratios:
Tier I capital	8.94%
Total capital (Tiers I and II)	10.08%

During the second quarter of 2005, BancTrust declared a regular quarterly dividend of $0.13 per share, payable July 1, 2005 to shareholders of record as of June 15, 2005.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $109.2 million at June 30, 2005 and $92.2 million at December 31, 2004. Liquid assets represented 8.27 percent of total assets at June 30, 2005 as compared to 7.7 percent at December 31, 2004. The net change in cash and cash equivalents for the six month period ended June 30, 2005 was an increase of $14.6 million, or 32.1 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and Federal Home Loan Bank lines of credit that may be used to meet short-term liquidity needs.

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations, and Management is not aware of any current proposals or recommendations by applicable regulatory authorities which, if implemented, would have such an effect.

Results of Operations

Three-Months Ended June 30, 2005 and 2004

Net Income

The Company recorded income from continuing operations of $3.4 million, or $0.31 per share, during the second quarter of 2005, compared to income from continuing operations in the second quarter of 2004 of $2.3 million, or $0.22 per share. We recorded income from discontinued operations of $147 thousand, or $0.01 per share, in the second quarter of 2005 compared to income from discontinued operations in the second quarter of 2004 of $253 thousand, or $0.02 per share. Net interest revenue increased by $3.8 million, or 42.5 percent from the three-months ended June 30, 2004 to the three-months ended June 30, 2005. This increase is a result of significant increases in loan volume and in the net interest margin. Average interest earning assets increased from $851.0 million for the first six months of 2004 to $1.066 billion in the first six months of 2005, an increase of $214.7 million or 25.2 percent. Our net interest margin increased to 4.80 percent for the second quarter of 2005 compared to 4.35 percent for the second quarter of 2004.

Provision for Loan Losses

Our provision for loan losses is a reflection of actual losses experienced during the period and management's judgment as to the adequacy of the allowance for loan losses (see Asset Quality and Allowance for Loan Losses). Net charge-offs from continuing operations in the second quarter of 2005 were $46 thousand compared to $559 thousand in the same period for 2004. The provision for loan losses was $1.5 million in the second quarter of 2005 compared to $558 thousand for the comparable period in 2004, primarily a response to the growth in loans. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.22 percent at June 30, 2005 and 1.11 percent at December 31, 2004. The increase in the ratio of the allowance as a percentage of loans is due to the increase in the loan loss reserve of $2.4 million, or 24.7 percent. Classified loans have increased slightly since December 31, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $2.8 million for the second quarter of 2005, relatively unchanged from the quarter ended June 30, 2004. Excluding securities gains, net non-interest revenue increased $121 thousand during the second quarter of 2005 relative to the second quarter of 2004.

Salary and employee benefit expense increased by $581 thousand, or 13.2 percent, from the second quarter of 2004 to the second quarter of 2005, primarily as a result of normal merit raises, additions to staff, the addition of two branches and the expensing of restricted stock grants.

Net occupancy expense was $639 thousand in the second quarter of 2005, an increase of $38 thousand, or 6.3 percent, from the same period of 2004, primarily attributable to the opening of new branches and increased costs of general maintenance of older buildings that we occupy. Furniture and equipment expense increased $104 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $2.6 million for the quarter ended June 30, 2005 compared to $2.1 million for the quarter ended June 30, 2004, an increase of $547 thousand, or 26.3 percent. Contributing to the increase in other expense were costs related to the restructuring and simplification of the banks' deposits including marketing and advertising of the Banks' products, increased data processing cost related to the growth of the Florida and Eufaula Banks, increase in legal fees and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, accounting fees, stationery and supplies, and loan collection fees.

Anticipated significant capital expenditures over the next twelve months include construction of a new branch facility for the Mobile Bank, construction of a new branch facility for the Florida Bank, the purchase of a new loan production office for the Florida Bank and the purchase and renovation of a data processing facility for the Mobile Bank.

Income tax expense was $1.7 million for the second quarter of 2005, compared to $1.2 million for the same period in 2004, reflecting higher taxable income. The effective combined federal and state tax rates for the second quarter of 2005 and 2004 were 31.6 percent and 31.3 percent, respectively.

Six-Months Ended June 30, 2005 and 2004

Net Income

The Company recorded income from continuing operations of $6.2 million, or $0.55 per share, during the first six months of 2005, compared to income from continuing operations in the first six months of 2004 of $4.7 million, or $0.43 per share. We recorded income from discontinued operations of $305 thousand, or $0.03 per share, in the first six months of 2005 compared to income from discontinued operations of $363 thousand, or $0.03 per share, for the first six months of 2004. Net interest revenue increased by $6.6 million, or 36.9 percent. The significant increase in net interest revenue for the first six months of 2005 relative to the same period of 2004 was primarily attributable to an increase our net interest margin from 4.39 percent for the first six months of 2004 to 4.74 percent for the first six months of 2005, combined with a 40.5 percent increase in loans at June 30, 2005 compared to June 30, 2004. Average interest earning assets increased from $851.0 million for the first six months of 2004 to $1.066 billion in the first six months of 2005, an increase of 25.2 percent. Our net interest margin has increased because loans, our largest interest-earning asset, have grown 14.0 percent in the past six months. We are slightly asset sensitive, and this has contributed, but to a smaller extent. We anticipate that deposit interest rates will rise as we attempt to grow deposits in order to fund our loan growth, and the higher interest rates could impact our net interest margin in the future.

Provision for Loan Losses

The provision for loan losses was increased to $2.7 million in the first six months of 2005 compared to $926 thousand for the comparable period in 2004. During the six months ended June 30, 2005, provisions to the allowance for loan losses were $2.4 million higher than net charge offs, resulting in an increase in the allowance for loan losses from $9.6 million, or 1.11 percent of total loans, at December 31, 2004 to $12.0 million, or 1.22 percent of total loans, at June 30, 2005. Net charge-offs from continuing operations in the first six months of 2005 were $291 thousand compared to $620 thousand in the same period for 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $5.2 million for the first six months of 2005, compared to $5.3 million for the same period in 2004, a decrease of 1.7 percent, due primarily to the decrease in securities gains, from $347 thousand in the first six months of 2004 to $85 thousand in the first six months of 2005. The largest components of non-interest revenue, excluding securities gains, are service charges on deposit accounts, trust revenue and mortgage fees. Trust revenue and service charges on deposit accounts have been relatively flat, however, mortgage fees increased 20.0 percent from the second quarter of 2004 to the second quarter of 2005. We are in the process of streamlining and standardizing our line of deposit products, and we will complete the process in the fall of 2005. In view of this change, we have refrained from increasing our prices on deposit products in order to avoid customer confusion. Upon completion of the conversion to the new deposit product line-up, we anticipate reviewing our prices and expect increases that will increase our income in this area.

Salary and employee benefit expense increased by $949 thousand or 10.8 percent, from the first six months of 2004 to the first six months of 2005, primarily as a result of normal merit raises, increases in staff and grants of restricted stock.

Net occupancy expense was $1.3 million in the first six months of 2005, an increase of $119 thousand, or 10.0 percent, from the same period of 2004, primarily attributable to the opening of new branches and increased costs of general maintenance for older buildings that we occupy. Furniture and equipment expense increased $193 thousand, or 15.3 percent, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $5.2 million for the six months ended June 30, 2005 compared to $4.1 million for the six months ended June 30, 2004, an increase of $1.1 million, or 26.1 percent. Contributing to the increase in other expense were costs related to the restructuring and simplification of the Banks' deposit products, increased data processing cost related to the growth of the Florida and Eufaula Banks, increases in legal fees, and increases in payments for service to miscellaneous vendors. Other expense also includes director fees, FDIC insurance, insurance costs, accounting fees, stationery and supplies, and loan collection fees.

Income tax expense was $3.0 million for the first six months of 2005, compared to $2.3 million for the same period in 2004, reflecting higher taxable income. The effective combined federal and state tax rates for the first six months of 2005 and 2004 were 32.1 percent and 31.0 percent, respectively.

Contractual Obligations

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2005, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2005 was $32.5 million, and that sum represents the Company's maximum credit risk. At June 30, 2005, the Company had $325 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability Management process and through management of maturities and repricing of interest earning assets and interest bearing liabilities. Through June 30, 2005, Management has not utilized derivatives as a part of this process.

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

PART II. OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended June 30, 2005 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/05-04/30/05	530	$19.32	0	229,951
05/01/05-05/31/05	660	$20.24	0	229,951
06/01/05-06/30/05	197	$19.55	0	222,951
Total	1,387	$19.79	0	222,951

(1) 1,387 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.

(2) Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 4 Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 12, 2005, the Election of the Directors. A total of 8,296,543 shares of Common Stock, or 74.92 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
Stephen G. Crawford	7,676,175	620,367	0	0
David C. DeLaney	8,275,133	21,409	0	0
Robert M. Dixon, Jr.	8,280,062	16,480	0	0
Greg B. Faison	7,690,042	606,500	0	0
James A. Faulkner	8,276,362	20,180	0	0
Broox G. Garrett, Jr.	7,689,591	606,951	0	0
W. Dwight Harrigan	8,280,037	16,505	0	0
James P. Hayes, Jr.	8,267,362	20,180	0	0
Clifton C. Inge	8,276,158	20,384	0	0
W. Bibb Lamar, Jr.	7,677,679	618,863	0	0
John H. Lewis, Jr.	8,279,883	16,659	0	0
Harris V. Morrissette	8,273,612	22,930	0	0
J. Stephen Nelson	7,687,339	609,203	0	0
Paul D. Owens, Jr.	8,276,633	16,230	0	0
Dennis A. Wallace	8,280,312	16,230	0	0
Earl H. Weaver	8,275,908	20,634	0	0

Item 6 Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

08/05/2005	By:/s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

08/05/2005	By:/s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002