Form 10-Q/A
period 2005-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2005-08-26
CIK 783739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15423

BANCTRUST FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State of or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

100 St. Joseph Street, Mobile, Alabama	36602
(Address of principal executive offices)	(Zip Code)

(251) 431-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Shares of common stock ($0.01 par) outstanding at August 23, 2005: 11,121,643.

EXPLANATORY NOTE

BancTrust Financial Group, Inc., an Alabama corporation (the “Company”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (“Amendment No. 1”) to amend Item 5 of Part II to disclose the fact that the Company inadvertently failed to include in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 6, 2005 (the “Original Form 10-Q”), disclosure that it had amended certain compensation arrangements applicable to its directors and executive officers for the 2005 fiscal year without filing a Current Report on Form 8-K disclosing such amendments. This Amendment No. 1 also amends Item 6 of Part II to include as exhibits hereto: (a) a summary description of the compensation arrangements for the Company’s directors and executive officers, as modified; (b) forms of agreements used in connection with the Company’s 2001 Incentive Compensation Plan; and (c) Change in Control Compensation Agreements between our subsidiary, BankTrust (formerly known as The Bank of Mobile and South Alabama Bank), and Bruce C. Finley, Jr. and Michael D. Fitzhugh. Except as identified in the preceding two sentences, no other amendments or changes to the Original Form 10-Q are being made by this Amendment No. 1, and the remainder of the Original Form 10-Q shall remain in effect as of the date of filing of the Original Form 10-Q. Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

2

PART II – OTHER INFORMATION

Item 5. Other Information

During the quarter ended March 31, 2005, certain compensation arrangements applicable to members of the Company’s board of directors and its executive officers were amended. The Company inadvertently failed to file a current report on Form 8-K, as required by Item 1.01 of Form 8-K, disclosing these amendments.

Item 6. Exhibits

(a) Exhibits

10.1	Director and Executive Officer Compensation Summary

10.2	Form of BancTrust Financial Group, Inc. 2001 Incentive Compensation Plan Restricted Stock Award Agreement

10.3	Form of BancTrust Financial Group, Inc. Option Agreement – Incentive Stock Option (2001 Incentive Compensation Plan)

10.4	Form of BancTrust Financial Group, Inc. Option Agreement – Nonqualified Supplemental Stock Option (2001 Incentive Compensation Plan)

10.5	Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and Bruce C. Finley, Jr.

10.6	Change in Control Compensation Agreement, dated as of July 23, 1998, between South Alabama Bank and Michael D. Fitzhugh

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed with the Securities and Exchange Commission on May 6, 2005.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

Date: August 26, 2005	/s/ W. Bibb Lamar, Jr.
	By:	W. Bibb Lamar, Jr.
President and Chief Executive Officer

Date: August 26, 2005	/s/ F. Michael Johnson
	By:	F. Michael Johnson
Chief Financial Officer

4

EXHIBIT INDEX

Exhibits	Description
10.1	Director and Executive Officer Compensation Summary

10.2	Form of BancTrust Financial Group, Inc. 2001 Incentive Compensation Plan Restricted Stock Award Agreement

10.3	Form of BancTrust Financial Group, Inc. Option Agreement – Incentive Stock Option (2001 Incentive Compensation Plan)

10.4	Form of BancTrust Financial Group, Inc. Option Agreement – Nonqualified Supplemental Stock Option (2001 Incentive Compensation Plan)

10.5	Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and Bruce C. Finley, Jr.

10.6	Change in Control Compensation Agreement, dated as of July 23, 1998, between South Alabama Bank and Michael D. Fitzhugh

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed with the Securities and Exchange Commission on May 6, 2005.

i