Form 10-Q
period 2005-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2005-11-07
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______
Commission File Number:	0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 St. Joseph Street, Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
(251)431-7800 (Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes . No X .

Shares of common stock ($0.01 par) outstanding at October 28, 2005: 11,136,817

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	September 30, 2005	December 31, 2004
ASSETS
Cash and Due from Banks	$57,603	$39,320
Federal Funds Sold	27,399	6,000
Total Cash and Cash Equivalents	85,002	45,320
Interest-Bearing Deposits	0	414
Securities Available for Sale	130,541	144,094

Loans	996,673	863,546
Unearned Income	(1,507)	(1,339)
Allowance for Loan Losses	(13,358)	(9,608)
Loans, Net	981,808	852,599

Premises and Equipment, Net	38,918	37,306
Accrued Income Receivable	6,352	5,422
Goodwill	41,952	41,952
Other Intangible Assets	3,997	4,558
Cash Surrender Value of Life Insurance	4,881	4,721
Other Assets	2,826	2,365
Assets Related to Discontinued Operations	0	52,471
Total Assets	$1,296,277	$1,191,222

LIABILITIES
Non-Interest-Bearing Demand Deposits	$236,766	$178,233
Interest-Bearing Demand Deposits	240,695	239,135
Savings Deposits	118,519	125,840
Large Denomination Time Deposits (of $100 or more)	236,515	210,498
Other Time Deposits	217,805	186,252
Total Deposits	1,050,300	939,958
Short-Term Borrowings	10,297	14,114
Federal Home Loan Bank Advances and Long-Term Debt	93,500	58,500
Other Liabilities	12,795	8,674
Liabilities Related to Discontinued Operations	0	47,793
Total Liabilities	1,166,892	1,069,039

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued 2005-11,389; 2004-11,277	114	113
Additional Paid in Capital	79,439	77,829
Accumulated Other Comprehensive Income (Loss), Net	(671)	501
Deferred Compensation Payable in Common Stock	959	864
Retained Earnings	53,274	46,148
Unearned Compensation	(363)	0
Less: Treasury Stock of 256 Shares in 2005 and 2004, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 56 Shares in 2005 and 49 Shares in 2004	(959)	(864)
Total Shareholders' Equity	129,385	122,183
Total Liabilities and Shareholders' Equity	$1,296,277	$1,191,222

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2005	2004
	Interest Revenue:
	Loans	$17,615	$11,214
Securities Available for Sale:	Taxable	897	1,013
	Non-Taxable	497	538
	Other	135	43
	Total Interest Revenue	19,144	12,808

	Interest Expense:
	Deposits	4,539	2,490
	Short-Term Borrowings	97	56
	FHLB Advances and Long-Term Debt	971	410
	Total Interest Expense	5,607	2,956

	Net Interest Revenue	13,537	9,852
	Provision for Loan Losses	1,821	1,238
	Net Interest Revenue after Provision for Loan Losses	11,716	8,614

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,188	1,180
	Trust Income	348	453
	Securities Gains, Net	40	198
	Other Income	1,324	898
	Total Non-Interest Revenue	2,900	2,729

	Non-Interest Expense:
	Salaries	3,622	3,073
	Pensions and Employee Benefits	1,405	1,289
	Net Occupancy Expense	723	561
	Furniture and Equipment Expense	762	697
	Intangible Amortization	187	187
	Other Expense	2,666	2,083
	Total Non-Interest Expense	9,365	7,890

	Income from Continuing Operations before Income Taxes	5,251	3,453
	Income Tax Expense	1,796	1,096
	Income from Continuing Operations	3,455	2,357
	Income from Discontinued Operations before Income Taxes	2,503	710
	Income Tax Expense	966	261
	Income from Discontinued Operations	1,537	449
	Net Income	$ 4,992	$ 2,806
	Basic Earnings Per Share from Continuing Operations	$ 0.31	$ 0.21
	Diluted Earnings Per Share from Continuing Operations	$ 0.31	$ 0.21
	Basic Earnings Per Share from Discontinued Operations	$ 0.14	$ 0.05
	Diluted Earnings Per Share from Discontinued Operations	$ 0.14	$ 0.04
	Basic Earnings Per Share	$ 0.45	$ 0.26
	Diluted Earnings Per Share	$ 0.45	$ 0.25
	Weighted-Average Shares Outstanding - Basic	11,124	10,980
	Weighted-Average Shares Outstanding - Diluted	11,203	11,062

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2005	2004
	Interest Revenue:
	Loans	$47,984	$31,196
Securities Available for Sale:	Taxable	2,734	3,064
	Non-Taxable	1,525	1,888
	Other	270	99
	Total Interest Revenue	52,513	36,247

	Interest Expense:
	Deposits	11,644	7,181
	Short-Term Borrowings	362	131
	FHLB Advances and Long-Term Debt	2,401	1,132
	Total Interest Expense	14,407	8,444

	Net Interest Revenue	38,106	27,803
	Provision for Loan Losses	4,488	2,164
	Net Interest Revenue after Provision for Loan Losses	33,618	25,639

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	3,359	3,406
	Trust Income	1,176	1,359
	Securities Gains, Net	125	545
	Other Income	3,452	2,720
	Total Non-Interest Revenue	8,112	8,030

	Non-Interest Expense:
	Salaries	10,351	9,295
	Pensions and Employee Benefits	4,426	3,868
	Net Occupancy Expense	2,032	1,751
	Furniture and Equipment Expense	2,219	1,961
	Intangible Amortization	561	561
	Other Expense	7,860	6,203
	Total Non-Interest Expense	27,449	23,639

	Income from Continuing Operations before Income Taxes	14,281	10,030
	Income Tax Expense	4,667	2,986
	Income from Continuing Operations	9,614	7,044
	Income from Discontinued Operations before Income Taxes	2,986	1,454
	Income Tax Expense	1,144	642
	Income from Discontinued Operations	1,842	812
	Net Income	$11,456	$ 7,856
	Basic Earnings Per Share from Continuing Operations	$ 0.87	$ 0.64
	Diluted Earnings Per Share from Continuing Operations	$ 0.86	$ 0.64
	Basic Earnings Per Share from Discontinued Operations	$ 0.16	$ 0.08
	Diluted Earnings Per Share from Discontinued Operations	$ 0.16	$ 0.07
	Basic Earnings Per Share	$ 1.03	$ 0.72
	Diluted Earnings Per Share	$ 1.02	$ 0.71
	Weighted-Average Shares Outstanding - Basic	11,093	10,971
	Weighted-Average Shares Outstanding - Diluted	11,183	11,054

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2005 and 2004

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2005	11,277	$113	$77,829	$501	$864	$46,148	$(2,408)	$(864)	$122,183
Comprehensive income:
Net income						11,456			11,456
Change in fair value of
securities available for sale, net of taxes				(1,172)					(1,172)
Total comprehensive income									10,284
Dividends declared ($.39 per share)						(4,330)			(4,330)
Purchase of deferred compensation treasury shares					187			(187)	0
Deferred compensation paid in common stock held in grantor trust					(92)			92	0
Shares issued under dividend reinvestment plan	9		191						191
Common stock issued	8		158						158
Restricted stock issued	24		470		(363)				107
Common stock options exercised	71	1	791	____	____	_______	________	_______	792
Balance, September 30, 2005	11,389	$114	$79,439	$(671)	$596	$53,274	$(2,408)	$(959)	$129,385

Balance, January 1, 2004	11,186	$112	$76,833	$1,569	$955	$40,560	$(2,408)	$(955)	$116,666
Comprehensive income:
Net income						7,856			7,856
Change in fair value of
securities available for sale, net of taxes				(588)					(588)
Total comprehensive income									7,268
Dividends declared ($.26 per share)						(4,279)			(4,279)
Purchase of deferred compensation treasury shares					164			(164)	0
Deferred compensation paid in common stock held in grantor trust					(258)			258	0
Shares issued under dividend reinvestment plan	3		50						50
Common stock options exercised	55	___	490	_______	____	_______	________	_______	490
Balance, September 30, 2004	11,244	$112	$77,373	$981	$861	$44,137	$(2,408)	$(861)	$120,195

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$9,614	$7,044
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,877	2,900
Provision for loan losses	4,488	2,164
Securities gains, net	(125)	(545)
Loss on sales of other real estate owned	0	26
Granted stock compensation	158	0
Amortization of compensation element of restricted stock	107	0
Increase in cash surrender value of life insurance	(160)	(122)
Changes in operating assets and liabilities:
Increase in accrued income receivable	(930)	(284)
(Increase) decrease in other assets	(1,548)	1,516
Increase (decrease) in other liabilities	4,687	(484)
Net cash provided by operating activities from continuing operations	19,168	12,215

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	414	157
Net increase in loans	(133,266)	(134,793)
Proceeds from sales of other real estate owned	656	551
Purchases of premises and equipment, net	(3,618)	(7,717)
Proceeds from sales of securities available for sale	2,506	44,187
Proceeds from maturities of securities available for sale	12,421	42,448
Purchases of securities available for sale	(3,297)	(59,268)
Payment to shareholders of acquired company	0	(38,422)
Net cash used in investing activities from continuing operations	(124,184)	(152,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	110,342	96,271
Net increase (decrease) in short-term borrowings	(3,817)	16,383
Proceeds from FHLB advances and long-term debt	35,000	10,000
Proceeds from issuance of common stock	9	0
Proceeds from exercise of common stock options	792	490
Dividends paid	(4,148)	(4,229)
Net cash provided by financing activities from continuing operations	138,178	118,915

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	6,520	248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,682	(21,479)
Cash and cash equivalents at beginning of period	45,320	69,365
Cash and cash equivalents at end of period	$85,002	$47,886
Supplemental disclosures of cash flow information:
Interest paid	$12,495	$ 8,663
Income taxes paid, net of refund	3,258	2,317
Loans transferred to other real estate owned	431	81
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	182	50
Restricted stock issued to employees of BancTrust	470	0

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

On October 15, 2004, BancTrust sold all the capital stock of its wholly owned subsidiary BankTrust of Florida (the "Wewahitchka Bank") for $7.5 million. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

On August 1, 2005, BancTrust sold all the capital stock of its wholly owned subsidiary Sweet Water State Bank for $6.5 million. BancTrust also received a dividend from Sweet Water State Bank of $500,000 at closing. The operations of Sweet Water State Bank are included in discontinued operations as required by SFAS No. 144.

Note B: Stock-Based Compensation

The Company utilizes the intrinsic value method of accounting for stock option grants. The option exercise prices of all options are equal to the estimated fair value of the underlying stock at the date of grant, and no compensation cost has been recognized.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the South Alabama Bancorporation 2001 Incentive Compensation Plan (the "Plan"). In July of 2005, BancTrust issued 800 restricted shares of its common stock under the Plan. In September of 2005, 3 thousand shares issued under the Plan were forfeited by an officer no longer employed by BancTrust. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the first nine months of 2005 was approximately $107 thousand. The unearned portion of these shares is presented as a separate line item on BancTrust's Statement of Condition.

Had compensation costs for the Plan been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Net income as reported	$ 4,992	$ 2,806
Add: Stock based compensation expense included in reported net income, net of tax	19	0
Less: Stock based compensation expense determined under the fair value method, net of tax	19	41
Pro forma net income	$ 4,992	$ 2,765

Earnings per share:
As reported
Basic	$ .45	$ .26
Diluted	.45	.25
Pro forma
Basic	$ .45	$ .25
Diluted	.45	.25

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
Net income as reported	$11,456	$ 7,856
Add: Stock based compensation expense determined under the fair value method, net of tax	67	0
Less: Stock based compensation expense determined under the fair value method, net of tax	67	57
Pro forma net income	$11,456	$ 7,799

Earnings per share:
As reported
Basic	$1.03	$ .72
Diluted	1.02	.71
Pro forma
Basic	$1.03	$ .71
Diluted	1.02	.71

Note C: Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows and the cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial condition or results of operations.

In September 2004, the Financial Accounting Standards Board ("FASB") approved the issuance of FASB Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. The FASB recently discussed issuing a staff position that will replace the recognition guidance of EITF 03-1. The new staff position is expected to reference existing accounting principles generally accepted in the United States of America and therefore should not impact BancTrust's current accounting for other than temporary impairment of investments. Effective July 1, 2004, BancTrust adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the Company's results of operations.

Note D: Retirement Plans

Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands)
Service cost	$ 151	$ 137	$ 453	$ 411
Interest cost	159	147	477	441
Expected return on plan assets	(150)	(125)	(450)	(375)
Amortization of prior service cost	2	2	6	6
Amortization of the net loss	37	35	111	105
Net periodic benefit cost	$ 199	$ 196	$ 597	$ 588

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2004 that it would contribute $841 thousand to its pension plan in 2005, all of which was contributed in September of 2005.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the nine-month periods ended September 30, 2005 and 2004 are summarized as follows:

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Balance at beginning of period	$ 9,608	$ 7,787
Provision charged to operating expense	4,488	2,164
Loans charged-off	(987)	(1,060)
Recoveries	249	207
Balance at end of period	$13,358	$ 9,098

The changes in the allowance for losses on loans from continuing operations for the three-month periods ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Balance at beginning of period	$11,984	$ 8,093
Provision charged to operating expense	1,821	1,238
Loans charged-off	(489)	(320)
Recoveries	42	87
Balance at end of period	$13,358	$ 9,098

Note F: Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables represent the earnings per share calculations for the three-month periods ended September 30, 2005 and 2004:

Three Months Ended September 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,455	11,124	$0.31
Income from Discontinued Operations	1,537	11,124	0.14
Net Income	$4,992	11,124	$0.45
Dilutive securities:
Stock option plan shares		79
Diluted earnings per share (1):
Income from Continuing Operations	$3,455	11,203	$0.31
Income from Discontinued Operations	1,537	11,203	0.14
Net Income	$4,992	11,203	$0.45

Three Months Ended September 30, 2004	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$2,357	10,980	$0.21
Income from Discontinued Operations	449	10,980	0.05
Net Income	$2,806	10,980	$0.26
Dilutive securities:
Stock option plan shares		82
Diluted earnings per share (1):
Income from Continuing Operations	$2,357	11,062	$0.21
Income from Discontinued Operations	449	11,062	0.04
Net Income	$2,806	11,062	$0.25

___________________________________________

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarters ended September 30, 2005 and 2004, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables represent the earnings per share calculations for the nine-month periods ended September 30, 2005 and 2004:

Nine Months Ended September 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$9,614	11,093	$0.87
Income from Discontinued Operations	1,842	11,093	0.16
Net Income	$11,456	11,093	$1.03
Dilutive securities:
Stock option plan shares		90
Diluted earnings per share (1):
Income from Continuing Operations	$9,614	11,183	$0.86
Income from Discontinued Operations	1,842	11,183	0.16
Net Income	$11,456	11,183	$1.02

Nine Months Ended September 30, 2004	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$7,044	10,971	$0.64
Income from Discontinued Operations	812	10,971	0.08
Net Income	$7,856	10,971	$0.72
Dilutive securities:
Stock option plan shares		83
Diluted earnings per share (1):
Income from Continuing Operations	$7,044	11,054	$0.64
Income from Discontinued Operations	812	11,054	0.07
Net Income	$7,856	11,054	$0.71

____________________________________________

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the nine months ended September 30, 2005 and 22 thousand shares for the nine months ended September 30, 2004, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the nine-month period ended September 30, 2005, the net unrealized gain on these securities decreased by $1.9 million. For the nine-month period ended September 30, 2004, the net unrealized gain on these securities decreased by $941 thousand. The change in unrealized gain serves to increase or decrease comprehensive income. Accordingly, for the nine- month periods ended September 30, 2005 and 2004, the Company recognized, net of related income taxes, a decrease of $1.2 million and a decrease of $588 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended September 30, 2005 and 2004:

(in thousands)	September 30,	September 30,
	2005	2004

Net Income	$4,992	$2,806
Net change in fair value of securities available for sale, net of tax of $524 and $(1,168), respectively	(873)	1,946
Less reclassification adjustments for gains included in net income, net of tax of $15 and $76, respectively	(25)	(122)
Comprehensive income	$4,094	$4,630

The following table shows comprehensive income for the nine-month periods ended September 30, 2005 and 2004:

(in thousands)	September 30,	September 30,
	2005	2004

Net Income	$11,456	$7,856
Net change in fair value of securities available for sale, net of tax of $656 and $148, respectively	(1,094)	(247)
Less reclassification adjustments for gains included in net income, net of tax of $47 and $204, respectively	(78)	(341)
Comprehensive income	$10,284	$7,268

Note H: Market Risk

There have been no material changes in reported market risk since December 31, 2004.

Note I: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms length cost basis. All intercompany transactions have been eliminated to determine the consolidated balances. In 2004, the Company merged its wholly owned Monroeville, Alabama bank subsidiary and its wholly owned Demopolis, Alabama bank subsidiary into BankTrust, its lead banking subsidiary headquartered in Mobile, Alabama. All prior segment information has been restated to reflect these mergers. The column "other" includes BancTrust and BancTrust Company. See Note K for information for the Wewahitchka Bank and Sweet Water State Bank.

The results for the reportable segments of the Company are included in the following tables:

Three Months Ended September 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 10,198	$ 3,254	$ 5,901	$ 16	$ (225)	$ 19,144
Total interest expense	2,786	1,108	1,519	419	(225)	5,607
Net interest revenue	7,412	2,146	4,382	(403)	0	13,537
Provision for loan losses	651	760	410	0	0	1,821
Net interest revenue after provision for loan losses	6,761	1,386	3,972	(403)	0	11,716
Total non-interest revenue	1,187	728	635	411	(61)	2,900
Total non-interest expense	4,313	1,625	2,326	1,162	(61)	9,365
Income from continuing operations before income taxes	3,635	489	2,281	(1,154)	0	5,251
Income tax expense	1,254	112	857	(427)	0	1,796
Income from continuing operations	$ 2,381	$ 377	$ 1,424	$ (727)	$ 0	$ 3,455
Other significant items:
Total assets(1)	$720,694	$228,995	$ 356,645	$160,436	$(170,493)	$1,296,277
Securities available for sale	99,523	18,398	11,385	1,235	0	130,541
Loans, net of unearned income	512,507	176,545	306,114	0	0	995,166
Investment in subsidiaries	401	388	0	156,267	(157,056)	0
Total interest revenue from external customers	9,973	3,254	5,901	16	0	19,144
Total interest revenue from affiliates	225	0	0	0	(225)	0

Three Months Ended September 30, 2004
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 7,331	$ 2,387	$ 3,092	$ 15	$ (17)	$ 12,808
Total interest expense	1,449	556	696	272	(17)	2,956
Net interest revenue	5,882	1,831	2,396	(257)	0	9,852
Provision for loan losses	599	218	421	0	0	1,238
Net interest revenue after provision for loan losses	5,283	1,613	1,975	(257)	0	8,614
Total non-interest revenue	1,283	459	552	481	(46)	2,729
Total non-interest expense	3,865	1,453	1,683	935	(46)	7,890
Income from continuing operations before income taxes	2,701	619	844	(711)	0	3,453
Income tax expense	870	180	310	(264)	0	1,096
Income from continuing operations	$ 1,831	$ 439	$ 534	$ (447)	$ 0	$ 2,357
Other significant items:
Total assets(1)	$599,017	$206,719	$ 255,907	$149,996	$(144,312)	$1,169,520
Securities available for sale	117,668	19,998	11,724	1,129	0	150,519
Loans, net of unearned income	426,827	153,354	201,220	0	0	781,401
Investment in subsidiaries	270	364	0	146,033	(146,667)	0
Total interest revenue from external customers	7,331	2,387	3,075	15	0	12,808
Total interest revenue from affiliates	0	0	17	0	(17)	0
__________________________
(1) Total consolidated assets include assets of Sweet Water State Bank of $52,036 and assets of the Wewahitchka Bank of $50,157. See Note K.
Nine Months Ended September 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 27,864	$ 9,099	$ 15,880	$ 37	$ (367)	$ 52,513
Total interest expense	6,904	2,767	3,968	1,135	(367)	14,407
Net interest revenue	20,960	6,332	11,912	(1,098)	0	38,106
Provision for loan losses	2,264	1,114	1,110	0	0	4,488
Net interest revenue after provision for loan losses	18,696	5,218	10,802	(1,098)	0	33,618
Total non-interest revenue	3,419	1,888	1,622	1,244	(61)	8,112
Total non-interest expense	12,822	4,758	6,235	3,695	(61)	27,449
Income from continuing operations before income taxes	9,293	2,348	6,189	(3,549)	0	14,281
Income tax expense	3,114	663	2,203	(1,313)	0	4,667
Income from continuing operations	$ 6,179	$ 1,685	$ 3,986	$ (2,236)	$ 0	$ 9,614
Other significant items:
Total assets	$720,694	$228,995	$ 356,645	$160,436	$(170,493)	$1,296,277
Securities available for sale	99,523	18,398	11,385	1,235	0	130,541
Loans, net of unearned income	512,507	176,545	306,114	0	0	995,166
Investment in subsidiaries	401	388	0	156,267	(157,056)	0
Total interest revenue from external customers	27,499	9,098	15,879	37	0	52,513
Total interest revenue from affiliates	365	1	1	0	(367)	0
Nine Months Ended September 30, 2004
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 21,375	$ 6,630	$ 8,258	$ 30	$ (46)	$ 36,247
Total interest expense	4,290	1,470	1,976	754	(46)	8,444
Net interest revenue	17,085	5,160	6,282	(724)	0	27,803
Provision for loan losses	1,139	360	665	0	0	2,164
Net interest revenue after provision for loan losses	15,946	4,800	5,617	(724)	0	25,639
Total non-interest revenue	3,734	1,477	1,533	1,424	(138)	8,030
Total non-interest expense	11,642	4,481	4,878	2,776	(138)	23,639
Income from continuing operations before income taxes	8,038	1,796	2,272	(2,076)	0	10,030
Income tax expense	2,480	559	840	(893)	0	2,986
Income from continuing operations	$ 5,558	$ 1,237	$ 1,432	$(1,183)	$ 0	$ 7,044
Other significant items:
Total assets(1)	$599,017	$206,719	$ 255,907	$149,996	$(144,312)	$1,169,520
Securities available for sale	117,668	19,998	11,724	1,129	0	150,519
Loans, net of unearned income	426,827	153,354	201,220	0	0	781,401
Investment in subsidiaries	270	364	0	146,033	(146,667)	0
Total interest revenue from external customers	21,374	6,630	8,213	30	0	36,247
Total interest revenue from affiliates	1	0	45	0	(46)	0
__________________________
(1) Total consolidated assets include assets of Sweet Water State Bank of $52,036 and assets of the Wewahitchka Bank of $50,157. See Note K.

Note J: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2005, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2005 was $34.6 million, and that sum represents the Company's maximum credit risk. At September 30, 2005, the Company had $346 thousand of liabilities associated with standby letter of credit agreements.

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

On August 1, 2005, BancTrust sold all of the shares of capital stock of its wholly owned subsidiary Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of purchasing Sweet Water State Bank from BancTrust. Tombigbee Bancshares, Inc. paid BancTrust $6.5 million at closing for all of the issued and outstanding shares of Sweet Water State Bank common stock, and BancTrust received a $500 thousand dividend at closing.

The assets and liabilities of Sweet Water State Bank are stated separately as discontinued operations as of December 31, 2004 on the Consolidated Condensed Statements of Condition. The major asset and liability categories of Sweet Water State Bank are as follows:

(in thousands)	December 31, 2004
ASSETS
Total Cash and Cash Equivalents	$ 2,238
Securities Available for Sale	7,495
Loans, Net	40,848
Other Assets	1,890
Assets Related to Discontinued Operations	$52,471

LIABILITIES
Non-Interest-Bearing Demand Deposits	$ 8,394
Interest-Bearing Demand Deposits	8,707
Savings Deposits	4,987
Large Denomination Time Deposits (of $100 or more)	10,798
Other Time Deposits	14,060
Total Deposits	46,946
Short-Term Borrowings	654
Other Liabilities	193
Liabilities Related to Discontinued Operations	$47,793

The results from discontinued operations for the three- and nine-month periods ended September 30, 2005 and 2004 are presented in the following table.

(in thousands)	Three Months Ended September 30,
	2005	2004
Total interest revenue	$294	$1,452
Total interest expense	65	283
Net interest revenue	229	1,169
Provision for loan losses	15	30
Net interest revenue after provision for loan losses	214	1,139
Total non-interest income	37	384
Total non-interest expense	159	813
Income before income taxes	92	710
Gain on sale of discontinued operations before income taxes	2,411	0
Total income	2,503	710
Income tax expense	966	261
Income from discontinued operations	$1,537	$449

(in thousands)	Nine Months Ended September 30,
	2005	2004
Total interest revenue	$1,893	$4,103
Total interest expense	394	844
Net interest revenue	1,499	3,259
Provision for loan losses	15	90
Net interest revenue after provision for loan losses	1,484	3,169
Total non-interest income	300	791
Total non-interest expense	1,209	2,506
Income before income taxes	575	1,454
Gain on sale of discontinued operations before income taxes	2,411	0
Total income	2,986	1,454
Income tax expense	1,144	642
Income from discontinued operations	$1,842	$ 812

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. ("BancTrust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2004 and September 30, 2005 and significant changes in operations for the three- and nine-month periods ended September 30, 2005 and 2004.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as "expect," "may," "could," "should," "intend," "plan," "project," "estimate," "anticipate" or words of similar meaning. The Company cautions readers that forward-looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	Interest rate fluctuations;
-	Changes in economic conditions;
-	Effectiveness of the Company's marketing efforts;
-	Acquisitions and the integration of acquired businesses;
-	Competition;
-	Changes in technology;
-	Changes in law;
-	Changes in fiscal, monetary, regulatory and tax policy;
-	Customers' financial failures;
-	Fluctuations in stock and bond markets;
-	The discretion of applicable regulatory authorities;
-	Changes in political conditions;
-	War and terrorist acts;
-	Hurricanes and other natural disasters;
-	Inflation; and
-	Other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Recent Developments

Consolidation of Subsidiaries

On May 1, 2004, we merged our wholly owned subsidiary The Monroe County Bank into the Mobile Bank, and on August 1, 2004, we merged our wholly owned subsidiary the Commercial Bank of Demopolis into the Mobile Bank. The Mobile Bank remains headquartered in Mobile and continues to operate under the name BankTrust. These mergers were in furtherance of our strategic goal of consolidating our banking charters. We expect to maintain the Eufaula Bank as a separate subsidiary for the next one to two years before merging it into the Mobile Bank. The Florida Bank will remain as a separate subsidiary for the foreseeable future.

Sales of Subsidiaries

On October 15, 2004, BancTrust sold all of the shares of capital stock of its wholly owned subsidiary BankTrust of Florida (the "Wewahitchka Bank") for $7.5 million. Consequently, the business related to the Wewahitchka Bank has been accounted for as discontinued operations. The results of operations and cash flows attributable to the Wewahitchka Bank have been removed from our consolidated results of continuing operations for all periods presented in this report. The results of the Wewahitchka Bank are presented as discontinued in a separate category on the income statement following results from continuing operations.

On August 1, 2005, BancTrust sold all of the shares of capital stock of its wholly owned subsidiary Sweet Water State Bank to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a new corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of purchasing Sweet Water State Bank from BancTrust. Tombigbee Bancshares, Inc. paid BancTrust $6.5 million at closing for all of the issued and outstanding shares of Sweet Water State Bank common stock, and BancTrust received a $500 thousand dividend at closing.

The sales of the Wewahitchka Bank and Sweet Water State Bank were undertaken as a part of BancTrust's strategy to focus on and invest in what it considers to be more attractive markets demonstrating population growth and other favorable demographics. BancTrust invested most of the proceeds from both sales into its Florida Bank.

Hurricane Katrina

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to some residences and commercial properties in BancTrust's coastal Alabama markets. The day after Hurricane Katrina, the Company was able to open 23 of its 30 branches. Within 2 days, it was able to open all of its locations except the downtown Mobile main lobby, which suffered water damage from flooding. BancTrust's operations centers were functioning the day after Hurricane Katrina reached its area. The services normally provided by the Company's downtown Mobile main lobby were provided on other floors of its headquarters building. The Company resumed services in the downtown lobby and drive-through window within eight business days of Hurricane Katrina's landfall. The damage caused by Hurricane Katrina to BancTrust's properties was relatively minor and consisted of approximately $300 thousand of damage to its headquarters building, most of which is expected to be covered by insurance.

In the weeks following Hurricane Katrina's landfall, Management conducted an evaluation of the impact on BancTrust's customers and assets. In addition to a review of the Company's properties, this evaluation included a thorough review of both its securities portfolio and its loan portfolio. There may be effects of Hurricane Katrina that Management cannot foresee at this time; however, based on its review of BancTrust's loan and securities portfolios, and the relatively minor scope of the damage Hurricane Katrina caused to the Company's properties, Management does not expect the damage caused by Hurricane Katrina to have a significant adverse effect on the Company's business, financial condition or results of operations. However, Management is unable to predict with certainty whether, how or to what extent the damage caused by Hurricane Katrina will affect the Company's customers or the local economies in its market area, and, therefore, Management will continue to monitor the effects of Hurricane Katrina and its impact on the Company.

Recent Accounting Pronouncements

In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, which addresses accounting for differences between contractual cash flows and the cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on the Company's financial condition or results of operations.

In September 2004, the Financial Accounting Standards Board ("FASB") approved the issuance of FASB Staff Position ("FSP") EITF 03-1-1, "Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. The FASB recently discussed issuing a staff position that will replace the recognition guidance of EITF 03-1. The new staff position is expected to reference existing accounting principles generally accepted in the United States of America and therefore should not impact BancTrust's current accounting for other than temporary impairment of investments. Effective July 1, 2004, BancTrust adopted all other provisions of EITF 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. Adoption of these requirements did not have a material effect on the Company's results of operations.

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

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Our determination of the allowance for loan losses is made in accordance with Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks of loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond our control.

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios and such other factors that, in Management's judgment, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

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

Financial Condition at September 30, 2005 and December 31, 2004

Overview

Total assets at September 30, 2005 were $1.296 billion, an increase of $105.1 million, or 8.8 percent, from $1.191 billion at December 31, 2004. During the first nine months of 2005, loans increased $133.0 million, or 15.4 percent, and short-term borrowings decreased $3.8 million, or 27.0 percent. Cash and cash equivalents increased $39.7 million, or 87.6 percent. These uses of funds during the first nine months of 2005 were funded in part by an increase in deposits of $110.3 million, or 11.7 percent, a decrease in investment securities available for sale of $13.6 million, or 9.4 percent, and an increase in Federal Home Loan Bank ("FHLB") borrowings of $35.0 million, or 59.8 percent.

Loans

Total loans, net of unearned income, increased from $862.2 million at December 31, 2004 to $995.2 million at September 30, 2005, an increase of $133.0 million, or 15.4 percent. Loan demand in our Northern Gulf Coast and Metropolitan Montgomery markets has been strong since 2003 and is expected to remain so for the next several years, provided that the population of these markets increases as expected and the desirability of the Gulf Coast as a place for permanent and secondary residents and tourists continues.

The following table shows the breakdown of loans at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In thousands)
Commercial, Financial and Agricultural	$165,948	$176,145
Real Estate - Construction	326,305	218,845
Real Estate - Mortgage	433,912	413,620
Installment	70,508	54,936
Total Loans	$996,673	$863,546

Investment Securities

The composition of the investment portfolio by carrying amount is 0.23 percent U.S. Treasuries, 26.50 percent U.S. securities of government sponsored enterprises, 36.88 percent securities of state and political subdivisions, 28.17 percent mortgage-backed securities, 4.07 percent FHLB Stock and 4.15 percent other securities. The portfolio includes $5.3 million of FHLB stock. The tax-equivalent yield of the portfolio at September 30, 2005 was 5.06 percent, and the average maturity, excluding mortgage-backed securities as these have monthly principal payments, was 4 years and 8 months. We hold no trading securities or securities classified as held-to-maturity.

Deposits

Total deposits increased from $940.0 million at December 31, 2004 to $1.050 billion at September 30, 2005, an increase of $110.3 million, or 11.7 percent. Non-interest-bearing demand deposits increased $58.5 million, or 32.8 percent, which included an increase in short-term commercial deposits. Interest-bearing demand deposits increased $1.6 million, or 0.7 percent during the same period. Other time deposits, consisting of certificates of deposit, increased $31.6 million, or 16.9 percent, while large denomination time deposits increased $26.0 million, or 12.4 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $84.3 million, or 11.6 percent. Core deposit growth has been the strongest in coastal Alabama, Florida and Montgomery. All of these markets are considered growth markets, especially the areas from the I-10 corridor south to the Gulf of Mexico. The growth has resulted from the influx of permanent residents, second home residents and a very strong tourist industry. Our primary emphasis is attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as FHLB advances. At September 30, 2005, we had $33.3 million in brokered time deposits and $65.5 million in FHLB advances.

The following table shows the breakdown of deposits at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Non-Interest-Bearing Demand Deposits	$236,766	$178,233
Interest-Bearing Demand Deposits	240,695	239,135
Savings Deposits	118,519	125,840
Large Denomination Time Deposits (of $100 or more)	236,515	210,498
Other Time Deposits	217,805	186,252
Total Deposits	$1,050,300	$939,958

Long-term Debt

As of September 30, 2005, our long-term debt consisted of advances from the FHLB of $65.5 million, a $10.0 million bank loan and an $18.0 million junior subordinated note issued by BancTrust to its wholly owned statutory trust subsidiary, in connection with an offering of $18.0 million of trust preferred securities completed on December 18, 2003. We used the proceeds from the trust preferred offering to finance a portion of the acquisition of CommerceSouth, Inc., pursuant to a merger of CommerceSouth with and into BancTrust. We increased our FHLB advances by $35.0 million during the first nine months of 2005, primarily to fund the increase in loans.

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

The following table is a summary of non-performing assets of continuing operations.

(Dollars in Thousands)
September 30, 2005		December 31, 2004
Accruing loans 90 days or more past due	$ 449	$ 51
Loans on non-accrual	5,044	1,924
Renegotiated loans	952	972
Total non-performing loans	6,445	2,947
Other real estate owned	439	664
Total non-performing assets	$6,884	$3,611

Accruing loans 90 days or more past due as a percent of loans	0.05%	0.01%
Total non-performing loans as a percent of loans	0.65%	0.34%
Total non-performing assets as a percent of loans and other real estate owned	0.69%	0.42%

Accruing loans 90 days or more past due from continuing operations increased from year-end 2004 to September 30, 2005 by $398 thousand. Loans on non-accrual increased from $1.9 million at December 31, 2004 to $5.0 million at September 30, 2005, primarily as a result of a $2.5 million relationship in our Montgomery, Alabama market being put on non-accrual.

Not included in the non-performing assets table are loans totaling $6.5 million at September 30, 2005, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses, and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non-performing loans, do not (i) represent or result from trends or uncertainties that Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represents Management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

The allowance for loan losses represented 2.07 times non-performing loans at September 30, 2005 and 3.26 times non-performing loans at December 31, 2004. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2005 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at September 30, 2005 was 9.98 percent, compared to 10.26 percent at December 31, 2004. This decrease resulted primarily from the growth in assets of $105.1 million. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.06 percent at September 30, 2005 compared to 11.02 percent at year end 2004.

We are required by our various banking regulators to maintain certain capital-to-asset ratios under the regulators' risk-based capital guidelines. These guidelines are intended to provide an additional measure of a financial institution's capital adequacy by assigning weighted levels of risk to various components of the institution's assets, both on and off the Statement of Condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with "risk-weighted" assets in determining "risk-weighted" capital ratios. If we fail to meet minimum capital adequacy requirements, our banking regulators could take regulatory action against us that could have a direct material adverse effect on our consolidated financial statements.

Our Tier I capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive income, was $101.8 million at September 30, 2005 and $92.8 million at December 31, 2004. Our Tier II capital consists of the allowable portion of the allowance for loan losses, which was $13.0 million at September 30, 2005 and $10.1 million at December 31, 2004. Total capital, which is Tier I capital plus Tier II capital, was $114.8 million at September 30, 2005, and $102.9 million at December 31, 2004. Our consolidated Tier I and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 9.53 percent and 10.75 percent, respectively, at September 30, 2005, and 9.46 percent and 10.49 percent, respectively, at December 31, 2004. Both the September 30, 2005 and December 31, 2004 ratios exceed the minimum required ratios of four percent and eight percent for Tier I and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain capital sufficient to support our continued rapid growth, especially in our coastal Florida and Alabama markets and our metropolitan Montgomery market.

The components of our risk-based capital calculations for September 30, 2005 are shown below:

September 30, 2005
(dollars in thousands)
Tier I capital-
Tangible common shareholders' equity	$83,750
Debt related to issuance of trust preferred securities	18,000
Total Tier I capital	101,750

Tier II capital-Allowable portion of the allowance for loan losses	13,002
Total capital (Tiers I and II)	$114,752

Risk-weighted assets	$1,067,735
Quarterly average assets	1,236,952
Risk-based capital ratios:
Tier I capital	9.53%
Total capital (Tiers I and II)	10.75%

During the third quarter of 2005, BancTrust declared a regular quarterly dividend of $0.13 per share, payable October 3, 2005 to shareholders of record as of September 15, 2005.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $126.6 million at September 30, 2005 and $92.2 million at December 31, 2004. Liquid assets represented 9.76 percent of total assets at September 30, 2005 as compared to 7.7 percent at December 31, 2004. The net change in cash and cash equivalents for the nine-month period ended September 30, 2005 was an increase of $39.7 million, or 87.6 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

Except as discussed in this Management's Discussion and Analysis, Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations, and Management is not aware of any current proposals or recommendations by applicable regulatory authorities which, if implemented, would have such an effect.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Net Income

The Company recorded income from continuing operations of $3.5 million, or $0.31 per share, during the third quarter of 2005, compared to income from continuing operations in the third quarter of 2004 of $2.4 million, or $0.21 per share. We recorded income from discontinued operations of $1.5 million (which includes a gain, net of taxes, on the sale of Sweet Water State Bank of $1.479 million), or $0.14 per share, in the third quarter of 2005 compared to income from discontinued operations in the third quarter of 2004 of $449 thousand, or $0.05 per share. Net interest revenue increased by $3.7 million, or 37.4 percent from the three months ended September 30, 2004 to the three months ended September 30, 2005. This increase is a result of significant increases in loan volume and in the net interest margin. Average interest-earning assets increased from $867.1 million for the first nine months of 2004 to $1.088 billion in the first nine months of 2005, an increase of $220.4 million or 25.4 percent. Our net interest margin increased to 4.83 percent for the third quarter of 2005 compared to 4.47 percent for the third quarter of 2004.

Provision for Loan Losses

Our provision for loan losses is a reflection of actual losses experienced during the period and Management's judgment as to the adequacy of the allowance for loan losses (see Asset Quality and Allowance for Loan Losses). Net charge-offs from continuing operations in the third quarter of 2005 were $447 thousand compared to $233 thousand in the same period for 2004. The provision for loan losses was $1.8 million in the third quarter of 2005 compared to $1.2 million for the comparable period in 2004, primarily in response to the growth in loans and to the increase in loans on non-accrual. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.34 percent at September 30, 2005 and 1.11 percent at December 31, 2004. Classified loans have increased by approximately $1.0 million since December 31, 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $2.9 million for the third quarter of 2005, relatively unchanged from the quarter ended September 30, 2004. Excluding securities gains, net non-interest revenue increased $329 thousand during the third quarter of 2005 relative to the third quarter of 2004.

Salary and employee benefit expense increased by $665 thousand, or 15.2 percent, from the third quarter of 2004 to the third quarter of 2005, primarily as a result of normal merit raises, additions to staff, and the expensing of restricted stock grants.

Net occupancy expense was $723 thousand in the third quarter of 2005, an increase of $162 thousand, or 28.9 percent, from the same period of 2004, primarily attributable to the opening of new branches and increased costs of general maintenance of older buildings that we occupy. Furniture and equipment expense increased $65 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $2.7 million for the quarter ended September 30, 2005 compared to $2.1 million for the quarter ended September 30, 2004, an increase of $583 thousand, or 28.0 percent. Contributing to the increase in other expense were costs related to the restructuring and simplification of the banks' deposit products including marketing and advertising of the restructured products, increased data processing cost related to the growth of the Florida and Eufaula Banks, increase in legal fees and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, accounting fees, stationery and supplies and loan collection fees.

Anticipated significant capital expenditures over the next twelve months include construction of a new branch facility for the Mobile Bank, construction of a new branch facility for the Florida Bank, the purchase of a new loan production office for the Florida Bank and the purchase and renovation of a data processing facility for the Mobile Bank.

Income tax expense was $1.8 million for the third quarter of 2005, compared to $1.1 million for the same period in 2004, reflecting higher taxable income. The effective combined federal and state tax rates for the third quarter of 2005 and 2004 were 35.6 percent and 32.6 percent, respectively.

Nine Months Ended September 30, 2005 and 2004

Net Income

The Company recorded income from continuing operations of $9.6 million, or $0.87 per basic share, during the first nine months of 2005, compared to income from continuing operations in the first nine months of 2004 of $7.0 million, or $0.64 per basic share. We recorded income from discontinued operations of $1.8 million, or $0.16 per basic share, in the first nine months of 2005 compared to income from discontinued operations of $812 thousand, or $0.08 per basic share, for the first nine months of 2004. Net interest revenue increased by $10.3 million, or 37.1 percent. The significant increase in net interest revenue for the first nine months of 2005 relative to the same period of 2004 was primarily attributable to an increase in our net interest margin from 4.41 percent for the first nine months of 2004 to 4.77 percent for the first nine months of 2005, combined with a 27.4 percent increase in loans at September 30, 2005 compared to September 30, 2004. Average interest-earning assets increased from $867.1 million for the first nine months of 2004 to $1.088 billion in the first nine months of 2005, an increase of 25.4 percent. Our net interest margin has increased because loans, our largest interest-earning asset, have grown 15.4 percent in the past nine months. We are slightly asset sensitive, and this has contributed to the increase, but to a lesser extent. We anticipate that deposit interest rates will rise as we attempt to grow deposits in order to fund our loan growth, and the higher interest rates could adversely impact our net interest margin in the future.

Provision for Loan Losses

The provision for loan losses was increased to $4.5 million in the first nine months of 2005 compared to $2.2 million for the comparable period in 2004. During the nine months ended September 30, 2005, provisions to the allowance for loan losses were $3.8 million higher than net charge-offs, resulting in an increase in the allowance for loan losses from $9.6 million, or 1.11 percent of total loans, at December 31, 2004 to $13.4 million, or 1.34 percent of total loans, at September 30, 2005. Net charge-offs from continuing operations in the first nine months of 2005 were $738 thousand compared to $853 thousand in the same period for 2004.

Non-Interest Revenue and Expense

Non-interest revenue was $8.1 million for the nine months ended September 30, 2005, compared to $8.0 million in the same period in 2004, an increase of $82 thousand, or 1.0 percent. Excluding securities gains, net, non-interest revenue increased $502 thousand, or 6.7 percent, due primarily to an increase in mortgage loan processing fees from $1.5 million in the first nine months of 2004 to $2.1 million in the first nine months of 2005. This increase of $634 thousand, or 42.3 percent, follows a staff increase in our mortgage loan departments and what we have perceived to be an increase in home purchases in the markets we serve. Trust revenue in the first nine months of 2005 of $1.2 million was down slightly from $1.4 million for the same period in 2004. Most of the decrease in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream. Service charges on deposit accounts were also down slightly, primarily as a result of our having increased the analysis earnings credit on our corporate checking accounts. Securities gains decreased to $125 thousand in the first nine months of 2005 from $545 thousand in the first nine months of 2004. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth.

Salary and employee benefit expense increased by $1.6 million, or 12.3 percent, from the first nine months of 2004 to the first nine months of 2005, primarily as a result of normal merit raises, increases in staff and grants of restricted stock.

Net occupancy expense was $2.0 million in the first nine months of 2005, an increase of $281 thousand, or 16.0 percent, from the same period of 2004, primarily attributable to the opening of new branches and increased costs of general maintenance for older buildings that we occupy. Furniture and equipment expense increased $258 thousand, or 13.2 percent, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $7.9 million for the nine months ended September 30, 2005 compared to $6.2 million for the nine months ended September 30, 2004, an increase of $1.7 million, or 26.7 percent. Contributing to the increase in other expense were costs related to the restructuring and simplification of the Banks' deposit products, increased data processing cost related to the growth of the Florida and Eufaula Banks, increases in legal fees and increases in payments for service to miscellaneous vendors. Other expense also includes director fees, FDIC insurance, insurance costs, accounting fees, stationery and supplies and loan collection fees.

Income tax expense was $4.7 million for the first nine months of 2005, compared to $3.0 million for the same period in 2004, reflecting higher taxable income. The effective combined federal and state tax rates for the first nine months of 2005 and 2004 were 33.7 percent and 31.6 percent, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2005, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2005 was $34.6 million, and that sum represents the Company's maximum credit risk. At September 30, 2005, the Company had $346 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2004 annual report of Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2005. Through September 30, 2005, Management has not utilized derivatives as a part of this process.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of Management, including the Company's chief executive officer and chief financial officer, the Company believes that its controls and procedures in place are effective as of September 30, 2005.

Changes in Internal Controls

During Management's review and evaluation of the Company's disclosure controls and procedures, Management identified a change in the Company's internal control over financial reporting. This change involved the design and operational effectiveness of the Company's internal control over the recognition of non-interest expense at a subsidiary. The Company's audit committee and Management have discussed this matter with the Company's independent auditors, KPMG LLP. This change did not have a material effect on the Company's previously filed financial statements. Upon discovery of the change, Management immediately made improvements to remediate the situation by allocating additional personnel to the accounting function, improving monitoring controls and further segregating duties of the Company's employees at the subsidiary. The cost of this remediation is insignificant. Other than as noted above, there were no changes in the Company's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended September 30, 2005 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/05-07/31/05	738	$20.59	0	229,951
08/01/05-08/31/05	763	$21.37	0	229,951
09/01/05-09/30/05	413	$19.21	0	222,951
Total	1,914	$20.60	0	222,951

__________________

  1,914 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

11/07/2005	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

11/07/2005	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002