Form 10-K
period 2005-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2006-03-15
CIK 783739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Saint Joseph Street Mobile, Alabama	36602
(Address of principal executive office)	(Zip Code)

251-431-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

NONE

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $.01 PAR

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of February 28, 2006 (assuming that all officers, directors and 5% shareholders are affiliates): $215,865,130

Shares of Common Stock ($.01 Par) outstanding at March 10, 2006: 11,204,534

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 annual meeting are incorporated by reference into Part III.

PART I

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of BancTrust may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. These statements can be identified by our use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “anticipate,” “should,” “will,” “plan,” “believe,” “continue,” “predict,” “contemplate” and similar expressions. These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties and other variables that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements, including, in addition to the items discussed under the caption “Risk Factors” and elsewhere in this Report on Form 10-K, the following:

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins;

•	general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which we are engaged;

•	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions;

•	costs or difficulties related to the integration of our businesses may be greater than expected;

•	deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected;

•	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete; and

•	adverse changes may occur in the equity markets.

We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date of this Report on Form 10-K in the case of forward-looking statements contained herein.

We expressly qualify in their entirety all written or oral forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section. We do not intend to update or revise, and we assume no responsibility for updating or revising, any forward-looking statement contained in this Report on Form 10-K, whether as a result of new information, future events or otherwise.

Item 1. Business

General

BancTrust Financial Group, Inc. is a multi-bank holding company headquartered in Mobile, Alabama. We operate 29 banking offices in the southern half of Alabama and northwest Florida and provide banking and related services in that market area through the following subsidiaries: BankTrust (the “Mobile Bank”), BankTrust of Alabama (the “Eufaula Bank”), BankTrust (Florida) (the “Florida Bank”) and BancTrust Company, Inc. (the “Trust Company”). We refer to BancTrust Financial Group, Inc. and its subsidiaries as “we,” “us,” and “our” and as “BancTrust” and the “Company” throughout this Annual Report on Form 10-K.

We were originally incorporated as a Delaware corporation in 1985 under the name Mobile National Corporation. In 1993, we changed our name to South Alabama Bancorporation, Inc. We operated under that name until May of 2002, when we changed our name to BancTrust Financial Group, Inc. Substantially all of our current executive management team has been in place since 1989. At December 31, 2005, we had total consolidated assets of approximately $1.305 billion, total consolidated deposits of approximately $1.042 billion and total consolidated shareholders’ equity of approximately $131.0 million.

We formed our Company in 1986 by acquiring all of the stock of the Mobile Bank. In 1993, we acquired the First National Bank, Brewton, Alabama, by means of a merger with that bank’s holding company. In 1996, we acquired The Monroe County Bank in the same manner. In 1998, we acquired the assets of Peterman State Bank by merging that bank into The Monroe County Bank, and we acquired Commercial National Bank of Demopolis by merger and converted it to an Alabama charter under the name Commercial Bank of Demopolis. We formed the Trust Company in 1998 as a trust corporation under Alabama law. In 1999, we acquired Sweet Water State Bank by means of a merger with that bank’s holding company. In 2002, we acquired Wewahitchka State Bank by merger with its holding company. In 2003, we acquired the Florida Bank and the Eufaula Bank through a merger with their holding company, CommerceSouth, Inc.

In 2003, we began consolidating the Banks with the merger of BankTrust of Brewton (formerly First National Bank, Brewton) into the Mobile Bank. Continuing this consolidation strategy in 2004, we merged The Monroe County Bank and Commercial Bank of Demopolis into the Mobile Bank, leaving us with five subsidiary banks: the Mobile Bank, the Eufaula Bank, the Florida Bank, Sweet Water State Bank and BankTrust of Florida, formerly Wewahitchka State Bank (the “Wewahitchka Bank”). On October 15, 2004, we sold the Wewahitchka Bank, including approximately $50.3 million in total assets and approximately $43.4 million in total deposits, for $7.5 million; and on August 1, 2005, we sold Sweet Water State Bank, including approximately $56.0 million in total assets and approximately $50.8 million in total deposits, for $7.0 million, consisting of a $6.5 million purchase price and a $500,000 dividend. We anticipate merging the Eufaula Bank into the Mobile Bank in 2007, but we expect to maintain the Florida Bank as a separate banking subsidiary for the foreseeable future.

Our Banking Subsidiaries

Through our subsidiary banks (the “Banks”), the Mobile Bank, the Florida Bank and the Eufaula Bank, we offer a wide range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We also offer a full array of retail and commercial deposit products and fee-based services to support our customers’ financial needs, including checking accounts, money market accounts, savings accounts and certificates of deposit. For our commercial customers we also offer cash management services such as lock-box, sweep account and repurchase agreements. Other traditional services offered include drive-in banking and night deposit facilities, 24-hour automated teller machines, internet banking, debit and credit card services and telephone banking.

We currently operate 29 bank branches, and we expect to open two additional branch locations in 2006, with one new branch to be located in Mobile and the other in Panama City Beach, Florida. The new Mobile branch will serve to consolidate two smaller branches in Mobile, one of which has been closed to allow construction of the new branch. In addition to these new branches, we plan to open a loan production office in Port St. Joe, Florida in the first half of 2006.

Our Non-banking Subsidiaries

In addition to our traditional banking services, we also offer our customers a full array of trust services through our subsidiary, the Trust Company. In addition to trust services, we offer our customers certain investment and insurance products through a subsidiary of the Mobile Bank, BancTrust Financial Services, Inc.

The following table sets forth information regarding our holding company and our wholly-owned subsidiaries as of December 31, 2005:

(Dollars in thousands)
	Mobile Bank	Florida Bank	Eufaula Bank	Trust Company		Consolidated(1)
Banking Offices	16	8	5		2	29
Employees	215	88	72		21	396
Loans (Net of unearned income)	$487,700	$326,363	$179,289	$	n/a	$993,352
Investments	103,689	10,225	17,289		1,151	132,354
Total Assets	726,043	379,471	231,162		2,405	1,305,497
Deposits	607,247	254,057	180,910		n/a	1,041,845
Shareholders’ Equity	$62,080	$54,441	$39,694		$2,075	$131,039

(1)	Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation. Further segment information is included in Note 20 of the Notes to Consolidated Financial Statements included herein.

2005 Developments

Listing on the Nasdaq National Market

On October 12, 2005, we received approval to move to the listing of our common stock from the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) to the Nasdaq National Market, and our listing moved to the Nasdaq National Market on October 18, 2005. Our common stock continues to trade under the symbol “BTFG”.

Hurricane Katrina

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to some residences and commercial properties in our coastal Alabama markets. We were able to open 23 of our 30 branches the day after Hurricane Katrina. Within 2 days, we were able to open all of our locations except the downtown Mobile main lobby, which suffered water damage from flooding. Our operations centers were functioning the day after the hurricane reached our area. The services normally provided by our downtown Mobile main lobby were provided on other floors of our headquarters building. We resumed services in our downtown lobby and drive-through window within eight business days of Katrina’s landfall. The damage caused by Hurricane Katrina to our properties was relatively minor and consisted of approximately $475 thousand of repair, clean up and replacement costs for our facilities, most of which was covered by insurance.

In the weeks following Hurricane Katrina’s landfall, we conducted an evaluation of the storm’s impact on our customers and assets. In addition to a review of our properties, our evaluation included a thorough review of both our securities portfolio and our loan portfolio. Based on our review of our loan and securities portfolios, the relatively minor scope of the damage Hurricane Katrina caused to our properties and our continued monitoring of the situation, we do not expect the damage caused by Hurricane Katrina to have a significant adverse effect on our business, financial condition or results of operations. We have seen a noticeable increase in commercial and real estate activity, which we attribute in large part to Hurricane Katrina, in our Mobile market. In our markets directly on the Gulf of Mexico in Florida and Alabama, however, we have seen a slowdown in real estate sales and development activity, which we attribute to Hurricane Katrina and other recent storms. We are unable to predict with certainty whether, how or to what extent the impact of Hurricane Katrina will ultimately affect our customers and the local economies in our area, and, therefore, we will continue to monitor the effects of Hurricane Katrina and its impact on our Company.

Market Areas and Competition

We offer banking services in our subsidiary banks’ market areas of Autauga, Baldwin, Barbour, Escambia, Marengo, Mobile, Monroe and Montgomery Counties in Alabama and in Bay, Okaloosa and Walton Counties in Florida. Trust services are offered throughout Alabama and Florida through our trust subsidiary, BancTrust Company, and investment and certain insurance products are offered to all of our markets through BancTrust Financial Services.

As of June 30, 2005, our Banks’ total deposits ranked sixth among financial institutions in our market areas, with approximately 4.9% of the market share, per SNL Financial.

(Dollars in thousands)
Alabama Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
Autauga	1	$10,325	$379,647	8	2.72%
Baldwin	3	35,559	3,099,617	12	1.15
Barbour	2	103,833	388,348	1	26.74
Escambia	3	116,041	536,548	2	21.63
Marengo	2	67,034	415,764	3	16.12
Mobile	7	244,758	5,235,143	5	4.68
Monroe	2	112,766	309,728	1	36.41
Montgomery	2	73,172	4,172,233	8	1.75

Florida Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
Bay	2	$47,767	$2,570,478	12	1.86%
Okaloosa	3	60,650	3,451,769	17	1.76
Walton	3	166,198	960,476	2	17.30

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms and money market mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and new residents. Many of our competitors are larger financial institutions with substantially greater resources and lending limits such as AmSouth, Regions, and Wachovia (formerly SouthTrust).

We believe our commitment to quality and personalized banking services is a factor, along with our delivery of services, product pricing, convenience and personal and local contacts with our customers, that allows us to compete effectively with these financial institutions.

Overall Business Strategy

Our business strategy is to deliver a full range of bank and banking related products in a responsive and personalized manner. Each subsidiary and its employees are expected to be actively involved in all aspects of the community in which it operates. The members of the boards of directors of each of our subsidiaries are from the local markets which the subsidiary serves. In addition, to further enhance our local knowledge, we maintain local advisory boards in certain of our markets. We are able to compete effectively with larger financial institutions by providing superior customer service with localized decision making capabilities. The holding company provides corporate oversight and efficiencies in certain “back office” areas such as loan review, marketing and business development, certain personnel matters, accounting, auditing, compliance and information technology.

Strategic Plan

In early 2004, our Board of Directors adopted a comprehensive Strategic Plan for our consolidated operations. This formal plan provides strategic goals and time-frames for the accomplishments of those goals and provides our executive leadership with guidelines for the operation of our business through the year 2008. Our Strategic Plan focuses on several different operational aspects of our business and includes the following:

•	Growth and market expansion;

•	Consolidation of subsidiaries;

•	Financial performance goals;

•	Credit culture;

•	Personnel development;

•	Management succession;

•	Technology infrastructure; and

•	Marketing and product development.

Lending Activities and Credit Administration

We originate loans primarily in the categories of commercial, commercial real estate, individual and commercial construction and consumer. We also make available to our customers fixed rate, longer-term real estate mortgage loans in the residential real estate mortgage area. We are able to offer, through third party arrangements, certain mortgage loan products that do not require the longer-term loans to be carried on our books. These products allow us to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income for us for the last several years. These fees come from first and second home purchases, as well as from the large volume of home owners who have elected to refinance their home loans. The loan portfolio mix varies throughout our market areas. Second home purchase volume is high in our Alabama and Florida Gulf Coast markets. Generally speaking, we make loans with relatively short maturities or, in the case of loans with longer maturities, we attempt to issue loans with floating rate arrangements whenever possible. The largest component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate, whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. These loans will generally fall into one of four categories: (1) commercial, financial and agricultural loans; (2) real estate construction loans; (3) real estate mortgage loans; and (4) installment or consumer loans.

Our loan portfolio at December 31, 2005 was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

(Dollars in thousands)
	December 31, 2005
	Mobile Bank	Florida Bank	Eufaula Bank	Total
Commercial, Financial and Agricultural	$121,591	$21,710	$25,344	$168,645
Real Estate – Construction	124,883	182,033	33,942	340,858
Real Estate – Mortgage	197,405	120,460	111,458	429,323
Installment	44,114	2,812	8,794	55,720

Total Loans	487,993	327,015	179,538	994,546
Less: unearned income	293	652	249	1,194

Loans, net of unearned income	$487,700	$326,363	$179,289	$993,352

Credit Risks and Lending Policies

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, including real estate values, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.

Our Board of Directors has established and annually reviews our lending policies and procedures. Each of our subsidiary banks have Loan Committees that make credit decisions based on our company-wide lending policies. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation and examination procedures and follow-up procedures for any exceptions to credit policies. Loans above an established limit must be reviewed and approved by the Board of Directors or a Board appointed Loan Committee. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. We adhere to the guidelines established by our regulators and regularly monitor our credit relationships for compliance.

Loan Review

We have a Loan Review Department that is part of the Internal Audit function of our company. Our Loan Review Department reports directly to our Audit Manager. Large credit relationships are reviewed on an on-going basis for continued financial, collateral and guarantor support. New credit offerings are reviewed for adequacy of underwriting and collateral valuation. The Loan Review Department makes periodic on-site visits to each of our subsidiary banks. Typically, during these on-site visits, the loan review officers review 30-35% of the subsidiary Bank’s loan portfolio. All problem loans that are identified are included on an internal watch list. These loans are continually monitored for on-going repayment ability, collateral deterioration and adequacy of any allowance for loan losses.

Deposits and Other Sources of Funding

We consider core deposits to be the main source of funds used to support our assets. We offer a full range of deposit products designed to appeal to both individual and corporate customers, including checking accounts, commercial accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to long-term certificates of deposit. Deposit rates are reviewed regularly by senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We completed in the fall of 2005 the process of streamlining and standardizing our line of deposit products for each of our subsidiary banks. This new deposit product line allows our employees throughout the Company to offer the same products, regardless of location, and we believe the revised program will help us attract and retain deposits. In addition, we expect the advertising of our deposit products to be easier and more cost efficient in the future.

Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 3.08% of total deposits at December 31, 2005.

Other Banking Services

We offer a full range of other products and services that give our customers convenience and account access. Such products and services include internet and telephone banking, access to funds through ATM’s and debit cards, credit cards, safe deposit boxes, traveler’s checks, direct deposit and customer friendly telephone operators who direct the customer quickly to the appropriate area of the bank. We earn fees for most of these services, including debit and credit card transactions, sales of checks and wire transfers. We receive ATM transaction fees from transactions performed for our customers.

Securities

While loans are our primary use of funds, most of our remaining liquid funds, after cash reserves, are invested in short-term securities. We invest primarily in securities issued by U.S. government sponsored enterprises and state and political subdivisions and in mortgage-backed securities. We typically invest any surplus cash in the overnight federal funds market. Interest rate fluctuation, maturity, quality and concentration are all risks associated with the use of funds.

Employees

As of December 31, 2005, we had 396 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

Supervision and Regulation

BancTrust and its subsidiaries are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

BancTrust

Since we own all of the capital stock of the Banks, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

Acquisitions of Banks.    The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase banks located either inside or outside of Alabama and Florida. Conversely, an adequately capitalized and adequately managed bank holding company located either inside or outside of Alabama or Florida may purchase a bank located inside Alabama or Florida. In Florida, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Florida law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and continually operating as a bank for more than three years.

Change in Bank Control.    Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities.    A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, each of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. We are not a financial holding company at this time.

Support of Subsidiary Institutions.    Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Banks and to commit resources to support them. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.

The Banks

Each of our subsidiary Banks is a member of the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, their respective deposits are insured by the FDIC to the extent provided by law. Each of our subsidiary

Banks is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. Our subsidiary Banks are state-chartered banks subject to supervision and examination by the state banking authorities of the states in which they are located. The primary state regulator for the Mobile and Eufaula Banks is the Superintendent of the State Banking Department of Alabama. The primary state regulator for the Florida Bank is the Office of Financial Regulation under the Florida Department of Financial Services. The federal banking regulator for each of our Banks, as well as the appropriate state banking authority for each Bank, regularly examines their operations and is given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Banks. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.    Interest and other charges collected or contracted for by our Banks are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

Our Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of our Banks are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve Board. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 10.95% and our ratio of Tier 1 Capital to risk-weighted assets was 9.70%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 8.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

BancTrust is a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to shareholders, is dividends from our Banks and the Trust Company. There are statutory and regulatory limitations on the payment of dividends by these subsidiaries, and there are statutory and regulatory limitations on our ability to pay dividends to our shareholders.

As to the payment of dividends, each of our state-chartered Banks and the Trust Company are subject to the respective laws and regulations of the state in which it is located and to the regulations of the FDIC. Various federal and state statutory provisions limit the amount of dividends our subsidiary Banks can pay to us without regulatory approval. The approval of the Federal Reserve Board is required for any dividend by a state chartered bank that is a member of the Federal Reserve System (a “state member bank”) if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered. None of our Banks, however, is currently a state member bank.

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

Under Florida law, the directors of a bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provision for reasonably anticipated future realized losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of so much of the aggregate of the net profits of that period combined with its retained net profits of the preceding two years as the directors shall judge expedient, and, with the approval of the Florida Office of Financial Regulation, a bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but each bank shall, before the declaration of a dividend on its common stock, carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. No bank shall declare any dividend at any such time that its net income from the current year combined with the retained net income from the preceding 2 years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Office of Financial Regulation or a state or federal regulatory agency.

At December 31, 2005, our subsidiaries were able to pay dividends totaling approximately $17.7 million without the need for regulatory approval.

Restrictions on Transactions with Affiliates

We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Banks must also comply with other provisions designed to avoid the taking of low-quality assets.

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Banks), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of BancTrust is currently sharing consumer information with any other affiliate of BancTrust for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Anti-Terrorism and Money Laundering Legislation

The Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships and are intended to guard against money laundering and terrorism financing. The Banks have each established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures to comply with the foregoing rules.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BancTrust, with equity or debt securities registered under the Exchange Act. In particular, SOX established: (a) new requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (c) new standards for auditors and regulation of audits; (d) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (e) new and increased civil and criminal penalties for violations of the securities laws.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks. The Federal Reserve Board has the power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Available Information

We are subject to the information requirements of the Exchange Act which means we are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Room at 450 Fifth St. NW., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available on our website at http://www.banctrustfinancialgroupinc.com. These documents are made available on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust
J. Stephen Nelson – age 68(1) Chairman (since 1993)	Director (since 1993)

W. Bibb Lamar, Jr. – age 62(2) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh – age 57(3) Executive Vice President (since 2004)	None

F. Michael Johnson – age 60(4) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Bruce C Finley, Jr. – age 57(5) Senior Lending Officer (since 2004)	None

(1)	Previously: Chairman, 1993-2003, Chief Executive Officer, 1984-2003, and Director, 1979-2003, BankTrust of Brewton, which was merged into the Mobile Bank in 2003.
(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Mobile Bank. Previously: President (1989-1998), the Mobile Bank.
(3)	President, Chief Executive Officer and Director of the Florida Bank since 2005. Previously: President, Chief Operating Officer and Director (1998 to 2005) of the Mobile Bank.
(4)	Executive Vice President and Cashier, since 1986, the Mobile Bank.
(5)	Executive Vice President of the Mobile Bank since 1998. Previously: Senior Loan officer (1998-2004), the Mobile Bank.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, and additional risks and uncertainties not presently known to us or that we deem to be less significant may also impair our financial condition and results of operations.

Our business strategy includes significant growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Our business is subject to the vitality of the local economies where we operate, and a downturn in our local economies, including as a result of hurricanes or other adverse weather conditions, could adversely affect our business.

Our success depends in large part upon the growth in population, industry, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Damage caused by hurricanes and other adverse weather conditions may create economic uncertainty in our market area that could negatively affect our local economies. We cannot predict the long-term effects that hurricanes and other adverse weather conditions may have on our business or results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in Alabama and Northwest Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate we hold as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market, real estate or economic conditions in our market areas, including as a result of Hurricane Katrina, could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our market areas in Alabama and Florida are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residences and commercial properties in our Alabama market areas, including damage to our main office. We cannot predict whether or to what extent damage caused by Hurricane Katrina or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of Hurricane Katrina or future hurricanes.

We face risks with respect to future expansion.

We may acquire other financial institutions or parts of those institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors. Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our Management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

If the value of real estate in our core Northern Gulf Coast market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With a substantial portion of our loans concentrated along the Gulf Coast of South Alabama and Northwest Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. In particular, we cannot predict whether and to what extent damage caused by hurricanes and other adverse weather in our market areas will cause adverse economic conditions or will disrupt our operations. Any decline in deposits or loan originations, any increase in borrower delinquencies or any decline in the value or condition of mortgaged properties could have a material adverse effect on our business.

In addition to considering the financial strength and cash flow characteristics of our borrowers, the Banks often secure loans with real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. Real estate values may deteriorate during the time the credit is extended. If we are required to liquidate collateral to satisfy a debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, Management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon such assumptions and judgments as well as a percentage of the outstanding balances. If Management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

Our recent results may not be indicative of our future results.

We may not be able to sustain our recent historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, a vibrant coastal real estate market with rapidly rising land values or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or preclude our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our continued pace of growth may require us to raise additional capital at a time when capital may not be readily available.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising or declining interest rates, our interest expense could increase or decrease in different amounts and at different rates than the interest that we earn on our assets. Accordingly, changes in interest rates could reduce our net interest income.

Changes in the level of interest rates may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales were made at prices lower than the amortized costs of the investments, we would incur losses.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will continue to be successful.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators that require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 12.63% of our outstanding common stock as of February 28, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We are dependent upon the services of our management team.

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. We lease this entire facility, which also houses the headquarters of the Trust Company and the Mobile Bank. The current term of the lease for this building expires on December 31, 2010. We have an option to extend this lease for one additional term of five years. In addition to our corporate headquarters, we operate 29 office or branch locations in Southern and Central Alabama and Northwest Florida, of which 25 are owned and three are subject to either building or ground leases. In 2005, we purchased a building in downtown Mobile for use as an operations center. We paid annual rents in 2005 of approximately $322 thousand. At December 31, 2005, there were no significant encumbrances on our offices, equipment or other operational facilities.

Item 3. Legal Proceedings

In the ordinary course of operating our business, we may be a party to various legal proceedings from time to time. We do not believe that there are any pending or threatened proceedings against us, which if determined adversely, would have a material effect on our business, results of operations or financial conditions.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Cash Dividends Per Share

BancTrust’s common stock trades on The Nasdaq National Market under the symbol BTFG.

At December 31, 2005, the Company had approximately 3,100 shareholders, of record or through registered clearing agents.

The following chart provides the high and low sales price and the cash dividend declared for each quarter in 2005 and 2004.

	HIGH	LOW	CASH DIVIDENDS DECLARED PER SHARE
2005
Fourth quarter	$20.98	$17.01	$0.13
Third quarter	21.89	18.24	0.13
Second quarter	21.00	17.61	0.13
First quarter	24.90	18.84	0.13

2004
Fourth quarter	$24.75	$17.75	$0.13
Third quarter	19.66	16.35	0.13
Second quarter	18.45	16.01	0.13
First quarter	18.50	15.85	0.13

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2005 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	249,000	$14.25	120,400[1]
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

	Weighted-Average
Restricted Stock Plan Category	Number of Securities Issued	Market Value of Shares Issued
Equity Compensation Plans Approved by Security Holders	26,800	$19.78[3]
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A

[1]	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.
[2]	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.
[3]	Represents the average of the closing bid and ask on the date of issue.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2005, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002.

The following table provides information about purchases by BancTrust during the quarter ended December 31, 2005 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of shares purchased(1)	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
10/01/05-10/31/05	1,101	$18.05	0	229,951
11/01/05-11/30/05	0	$0.00	0	229,951
12/01/05-12/31/05	1,014	$20.14	0	229,951

Total	2,115	$19.05	0	229,951

(1)	2,115 shares were purchased on the open market to provide shares to participants in BancTrust’s grantor trust related to its deferred compensation plan for directors.
(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

	AT AND FOR THE YEAR ENDED DECEMBER 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
RESULTS OF OPERATIONS:
Interest revenue	$72,905	$50,913	$28,483	$30,814	$36,125
Interest expense	20,861	11,928	7,013	10,071	15,632

Net interest revenue	52,044	38,985	21,470	20,743	20,493
Provision for loan losses	5,725	3,897	1,841	760	1,583
Non-interest revenue	10,987	10,517	7,082	6,654	5,845
Non-interest expense	37,262	31,787	18,892	17,363	16,482

Income from continuing operations before income taxes	20,044	13,818	7,819	9,274	8,273
Income tax expense	6,767	3,902	2,166	2,706	2,411

Income from continuing operations	13,277	9,916	5,653	6,568	5,862

Income from discontinued operations before income taxes	575	1,684	982	1,087	468
Gain on sale of discontinued operations before income taxes	2,411	1,484	0	0	0

Total income from discontinued operations before income taxes	2,986	3,168	982	1,087	468
Income tax expense	1,144	1,783	313	332	103

Income from discontinued operations	1,842	1,385	669	755	365

Net income	$15,119	$11,301	$6,322	$7,323	$6,227

	AT AND FOR THE YEAR ENDED DECEMBER 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
PER SHARE DATA:
Basic earnings per share	$1.36	$1.03	$0.72	$0.85	$0.73

Diluted earnings per share	$1.35	$1.02	$0.71	$0.84	$0.73

Basic earnings per share from continuing operations	$1.19	$0.90	$0.64	$0.76	$0.69

Diluted earnings per share from continuing operations	$1.19	$0.90	$0.64	$0.75	$0.69

Basic earnings per share from discontinued operations	$0.17	$0.13	$0.08	$0.09	$0.04

Diluted earnings per share from discontinued operations	$0.16	$0.12	$0.07	$0.09	$0.04

Cash dividends declared per share	$0.52	$0.52	$0.52	$0.48	$0.44

Book value per share	$11.77	$11.09	$10.67	$9.27	$8.67

Common shares outstanding	11,137	11,022	10,930	8,729	8,530
Basic average shares outstanding	11,104	10,981	8,754	8,658	8,527
Diluted average shares outstanding	11,188	11,074	8,888	8,696	8,562

SUMMARY BALANCE SHEET DATA:
Total assets	$1,305,497	$1,191,222	$1,076,900	$665,810	$592,372
Loans, net of unearned income	993,352	862,207	647,379	352,112	344,463
Deposits	1,041,845	939,958	764,174	479,712	451,880
Investments	132,354	140,512	176,619	166,623	132,966
Federal funds sold	32,000	6,000	29,333	8,664	14,387
FHLB advances and long-term debt	109,500	58,500	38,500	6,000	6,000
Short term borrowings	8,595	14,114	24,467	11,578	7,614
Shareholders’ equity	131,039	122,183	116,666	80,904	73,914

AVERAGE BALANCES:
Total assets	$1,269,626	$1,109,679	$678,596	$636,317	$576,381
Earning assets	1,104,062	895,370	536,679	511,650	481,900
Loans	952,701	726,791	370,004	346,472	343,345
Deposits	1,001,411	828,665	484,342	465,826	435,519
Shareholders’ equity	127,459	119,820	82,136	78,658	73,204

PERFORMANCE RATIOS:
Return on average assets	1.19%	1.02%	0.93%	1.15%	1.08%
Return on average equity	11.86%	9.43%	7.70%	9.31%	8.51%
Net interest margin (tax equivalent)(2)	4.80%	4.47%	4.19%	4.25%	4.46%
Efficiency ratio(3)	58.28%	62.84%	63.86%	61.10%	60.30%

ASSET QUALITY RATIOS:
Nonperforming assets to total assets	0.55%	0.30%	0.43%	0.60%	0.25%
Allowance for loan losses to total loans, net of unearned income	1.41%	1.11%	1.20%	1.39%	1.41%
Net loans charged-off to average loans	0.14%	0.29%	0.64%	0.21%	0.23%
Allowance for loan losses to non-performing loans	207.23%	326.03%	219.14%	125.14%	350.50%

	AT AND FOR THE YEAR ENDED DECEMBER 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)

CAPITAL RATIOS:
Tier 1 leverage ratio(4)	8.40%	8.28%	13.19%	10.92%	11.92%
Tier 1 risk-based capital	9.70%	9.46%	10.25%	14.87%	15.67%
Total risk-based capital	10.95%	10.49%	11.31%	16.00%	16.78%
Average shareholders’ equity to average total assets	10.04%	10.80%	12.10%	12.36%	12.70%
Dividend payout ratio	38.24%	50.49%	72.22%	56.47%	60.27%

OTHER DATA:
Banking locations	29	30	30	16	17
Full time equivalent employees	396	349	365	247	229

(1)	Our results for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been reclassified to reflect the results of Sweet Water State Bank as a component of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). On June 20, 2005, Sweet Water State Bank met the requirements for its assets, liabilities and operations to be classified as discontinued operations under SFAS 144, and on August 1, 2005, we completed the sale of Sweet Water State Bank for $6.5 million. In connection with closing, Sweet Water State Bank paid us a $500 thousand dividend. See “Business — General” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction.”

(2)	Net interest margin is the net yield on interest-earning assets. Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets.

(3)	Efficiency ratio is the result of non-interest expense divided by the sum of net interest revenue (tax equivalent) and non-interest revenue.

(4)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis reviews our results of operations and assesses our financial condition. The purpose of this discussion is to focus on information about us that is not otherwise apparent from the consolidated financial statements and related footnotes appearing elsewhere in this Report on Form 10-K. Reference should be made to those financial statements and the selected financial data presented elsewhere in this Report on Form 10-K for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future periods.

We have updated our historical financial statements for discontinued operations related to Sweet Water State Bank. On April 7, 2005, we issued a press release announcing that we entered into a stock purchase agreement with respect to the sale of Sweet Water State Bank. On June 20, 2005, Sweet Water State Bank met the requirements under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), for being classified as discontinued operations. On August 1, 2005, we completed the sale of the stock of Sweet Water State Bank. On August 5, 2005, we filed our quarterly report on Form 10-Q for the quarter ended June 30, 2005, and that quarterly report classified the assets, liabilities and operations of Sweet Water State Bank as discontinued operations in accordance with SFAS 144. This reclassification has no effect on the Company’s reported net income for any reporting period and has no material effect on the Company’s results of operations or financial condition.

Executive Summary

We are a multi-bank holding company that was originally formed in 1985 as a Delaware corporation under the name Mobile National Corporation. In 1993, we changed our name to South Alabama Bancorporation, Inc. and, in 1996, reincorporated in Alabama. In May 2002, we changed our name to BancTrust Financial Group, Inc.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Banks. The following table sets forth our subsidiary Banks and selected data related to each Bank:

Bank	Number of Locations	Market Area Counties	TOTAL ASSETS AT DECEMBER 31, 2005
			(IN THOUSANDS)
Mobile Bank	16	Baldwin, Escambia, Marengo, Mobile, Monroe in Alabama	$726,043

Florida Bank	8	Bay, Okaloosa, Walton in Florida	$379,471

Eufaula Bank	5	Autauga, Barbour, Montgomery in Alabama	$231,162

Through the Banks, BancTrust Company, our wholly owned trust company subsidiary, and BancTrust Financial Services, Inc., a wholly owned securities and insurance subsidiary of the Mobile Bank, we offer a broad range of traditional banking services to our customers, including retail banking, trust, insurance and securities services and products.

Like most community banks, we derive the majority of our revenue from the interest we earn on our loans and investments, and our greatest expense is the interest we pay on interest-bearing deposits and borrowings. Consequently, one of the key measures of our success is our net interest income, which is the difference between the revenues we earn on our interest-earning assets, such as loans and investments, and the expenses we pay on our interest-bearing liabilities, such as interest-bearing deposits and borrowings. Another key measure of our success is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses that we believe is adequate to absorb probable losses inherent in our loan portfolio. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a discussion of this process, as well as several tables describing our allowance for loan losses, in the following discussions.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers, including service charges on deposit accounts, mortgage fees, trust fees and fees for investment services. We have also included a discussion of the various components of this non-interest income, as well as of our non-interest expense.

We measure and monitor the following factors as key indicators of our financial performance:

•	Net income

•	Earnings per share

•	Loan and deposit growth

•	Credit quality

Highlights of our financial performance for the year ended December 31, 2005, versus the year ended December 31, 2004 include:

•	Net income of $15.1 million, an increase of 34% from $11.3 million in 2004

•	Diluted earnings per share from continuing operations of $1.19 compared to $.90 in 2004

•	Net interest margin of 4.80% compared to 4.47% in 2004

•	Return on average assets of 1.19% compared to 1.02% in 2004

•	Return on average equity of 11.86% compared to 9.43% in 2004

•	Net charge-off ratio of 0.14% compared to 0.29% in 2004

The following discussion and analysis also identifies significant factors that have affected our financial condition and results of operations during the periods included in the financial statements contained in this Report on Form 10-K. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Report on Form 10-K.

Effect of Economic Trends

During most of 2001 and during 2002, the United States experienced an economic decline. During this period, the economy was affected by lower returns of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of reducing interest rates that moved the federal funds rate down 11 times during 2001 for a total reduction of 475 basis points. In 2002 and 2003, the federal funds rate was reduced another 100 basis points, bringing the federal funds rate in mid-2003 to its lowest level in 40 years.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During 2003 and most of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy was beginning to show signs of strengthening, and the Federal Reserve increased the federal funds interest rate by 100 basis points during the second, third and fourth quarters of 2004 and by an additional 200 basis points during 2005. Many economists believe that the Federal Reserve will stop increasing rates at some point during 2006. No assurance can be given that this will actually occur.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. For several years, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets have increased, and employment trends in our market areas have been favorable. That improvement continued through mid-2005; however, a slowdown in loan demand was experienced in the last half of 2005. One possible reason for the slowdown is the psychological effect the recent hurricanes have had along the Gulf Coast, especially after Hurricane Katrina.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2005, beginning on page 54 of this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of these policies is set forth below.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. BancTrust’s determination of its allowance for loan losses is determined in accordance with SFAS Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense are based on periodic reviews of the portfolio, past loan loss experience, current and expected economic conditions and such other factors that, in Management’s judgment, deserve current recognition in estimating loan losses.

A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment (including collateral) and regulatory guidelines. This determination also includes consideration of the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s effective interest rate, the fair value of the collateral or the loan’s observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans in the portfolio. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios and such other factors which, in Management’s judgment, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

Financial Condition

Average Assets and Liabilities

Average assets in 2005 were $1.270 billion, compared to $1.110 billion in 2004. Excluding the assets associated with discontinued operations, average assets increased $220 million from 2004 to 2005, an increase of 21.6 percent. Average loans, net, in 2005 were $942 million or 31.1 percent higher than average loans, net, of $718.3 million in 2004. Loan growth was slow during 2001 and 2002 in the markets we served; however, there was a significant increase in loan demand beginning in 2003, and the demand continued to accelerate in 2004 and into the first half of 2005. In the third quarter of 2005 we experienced a slowdown in loan demand along our Gulf Coast markets, possibly a reaction to the extreme hurricane season of 2005.

Average deposits of $1.001 billion in 2005 were 20.9 percent higher than average deposits of $828.7 million in 2004. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank

(“FHLB”) borrowings, a loan from an unrelated commercial bank, overnight repurchase agreements, a note payable to our subsidiary statutory trust issued in connection with a trust preferred securities offering and deposits in the treasury tax and loan account. We used the $10.0 million loan from the unrelated commercial bank, which is included in long-term debt, to partially fund the acquisition of CommerceSouth, Inc. Our reliance on these funding sources has historically been low; however, we have recently increased our use of these types of borrowings to fund loan growth that has outpaced deposit growth.

Our average equity as a percent of average total assets in 2005 was 10.0 percent, compared to 10.8 percent in 2004. Average equity in 2005 and 2004 included approximately $46.1 million and $46.9 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	2005	2004	2003	2002	2001
Average Assets
Cash and due from banks	$46,262	$36,593	$24,418	$21,906	$18,791
Federal funds sold	13,918	7,276	10,933	17,129	12,180
Interest-bearing deposits	241	566	52	936	856
Securities available for sale	137,202	160,737	155,690	147,113	125,519
Loans, net	942,034	718,340	365,221	341,496	339,086
Premises and equipment, net	38,773	36,009	13,637	13,177	12,214
Accrued income receivable	5,947	4,599	3,025	3,569	4,421
Other real estate owned, net	394	650	510	116	57
Intangible assets, net	46,127	46,885	4,181	3,981	4,079
Cash surrender value of life insurance	4,832	4,613	12	0	0
Other assets	2,298	1,755	1,906	1,810	1,999
Assets related to discontinued operations	31,598	91,656	99,011	85,084	57,179

Average Total Assets	$1,269,626	$1,109,679	$678,596	$636,317	$576,381

Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$207,091	$155,441	$87,901	$78,830	$72,593
Interest-bearing demand deposits	245,605	226,731	134,656	133,480	125,974
Savings deposits	119,874	96,808	35,361	33,381	30,357
Time deposits	428,841	349,685	226,424	220,135	206,595

Total deposits	1,001,411	828,665	484,342	465,826	435,519
Short-term borrowings	17,735	20,434	8,459	8,100	6,935
FHLB advances and long-term debt	82,801	50,030	12,621	6,000	6,000
Other liabilities	11,403	8,600	4,355	3,151	3,911
Liabilities related to discontinued operations	28,817	82,130	86,683	74,582	50,812
Shareholders’ Equity	127,459	119,820	82,136	78,658	73,204

Average Total Liabilities and Shareholders’ Equity	$1,269,626	$1,109,679	$678,596	$636,317	$576,381

Loans

Average loan growth was strong from 2003 to mid-2005 as economic conditions in our markets have been good. After the 2005 hurricane season, and especially after Hurricane Katrina, loan demand in our markets directly on the Gulf of Mexico began to slow. While our offices are well to the east of the areas most directly affected by Katrina, the slowdown in loan demand along the Gulf Coast beach markets could be the result, at least in part, of the psychological effects of the storms. Our average loan-to-deposit ratio was 94.1 percent in 2005 compared to 86.7 percent in 2004 and 75.4 percent in 2003. Our loan-to-deposit ratio at year-end 2005 rose to 95.4 percent compared to 91.7 percent at year-end 2004 and 84.7 percent at year-end 2003.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2005, $745.1 million, or 74.9 percent, mature within one year or otherwise reprice within one year. Maintaining high levels of short-term and variable rate loans in our portfolio is a key component of our interest rate risk management strategy and has been a key contributor to our improving net interest revenue and net interest margin during the recent rising interest rate environment, as discussed more fully under “Results of Operations.”

We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have generated significant fee income during the recent periods of lower mortgage rates. These fees have come from first and second home purchases as well as substantial home refinancing volume. As interest rates rise, we expect that mortgage loan refinancing volume will decrease somewhat; however, first and second home purchase volume is expected to remain strong in our Alabama and Florida Gulf Coast markets in the near term.

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2005, and at year-end for each of the previous four years. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS BY CATEGORY

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	$168,645	$176,145	$166,447	$105,906	$103,976
Real estate – construction	340,858	218,845	58,312	24,953	22,592
Real estate – mortgage	429,323	413,620	370,871	174,097	171,674
Installment	55,720	54,936	52,497	47,285	46,341

Total loans	$994,546	$863,546	$648,127	$352,241	$344,583

Table 3

SELECTED LOANS BY TYPE AND MATURITY

(DOLLARS IN THOUSANDS)	DECEMBER 31, 2005 MATURING
	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE YEARS	TOTAL
Commercial, financial, and agricultural	$114,585	$50,278	$3,782	$168,645
Real estate – construction	274,436	66,409	13	340,858
Real estate – mortgage	197,509	208,087	23,727	429,323

	$586,530	$324,774	$27,522	$938,826

Loans maturing after one year with:
Fixed interest rates		$192,939	$10,588
Floating interest rates		131,835	16,934

		$324,774	$27,522

Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as held to maturity are stated at amortized cost. Securities are classified as held to maturity if Management has the positive intent, and we have the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2005, all of our securities were in the available for sale category. At December 31, 2005, we held no trading securities or securities classified as held to maturity.

The maturities and weighted-average yields of securities available for sale at December 31, 2005, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 34 percent tax rate, have been made when calculating yields on tax-exempt obligations. Mortgage backed securities are shown only in the total as these securities have monthly principal payments.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

DECEMBER 31, 2005 (DOLLARS IN THOUSANDS)	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
Securities available for sale
U.S. Treasury securities	$498	4.50%	$0	0.00%	$0	0.00%	$0	0.00%	$498	4.50%
U.S. Government sponsored enterprises	0	0.00	35,040	4.06	7,743	3.77	2,500	4.00	45,283	4.01
State and political subdivisions	2,287	6.05	13,904	5.44	16,295	6.23	15,143	7.44	47,629	6.38
Other investments	1,554	6.35	1,008	3.56	0	0.00	2,693	6.96	5,255	6.13
Mortgage backed securities	0	0.00	0	0.00	0	0.00	0	0.00	34,872	4.48

Total securities available for sale	$4,339	5.98%	$49,952	4.43%	$24,038	5.44%	$20,336	6.95%	$133,537	5.06%

Deposits and Short-Term Borrowings

Growth in average deposits was slow in 2002 and 2003, increasing by only 4.0 percent over the two-year period. In 2004 average deposits grew $344.3 million, or 71.1 percent, compared to 2003. The CommerceSouth transaction accounted for $329.4 million, or all but 3.1 percent, of the increase in average deposits in 2004, with the remaining increase resulting from growth in the Gulf Coast markets of Alabama. Average deposits increased at a rapid pace in 2005, growing from $828.7 million in 2004 to $1.0 billion in 2005, an increase of 20.8 percent. Our deposit mix, on average, has not significantly changed over the past few years. We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 75.9 percent and 77.6 percent at year-end 2005 and 2004 respectively. While our primary deposit taking emphasis focuses on attracting and retaining core deposits from customers who will also use our products and services, Management has recognized that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit and other borrowed funds. Access to non-core funding sources is particularly important in periods of very rapid loan growth, such as we experienced during 2004 and 2005. We will consider using non-core funding sources during periods when loan growth exceeds core deposit growth.

Table 5

AVERAGE DEPOSITS

(DOLLARS IN THOUSANDS)	AVERAGE FOR THE YEAR
	2005		2004		2003
	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID
Non-interest-bearing demand deposits	$207,091		$155,441		$87,901
Interest-bearing demand deposits	245,605.98%		226,731.75%		134,656.76%
Savings deposits	119,874	1.25	96,808	1.07	35,361.77
Time deposits	428,841	3.05	349,685	2.08	226,424	2.34

Total average deposits	$1,001,411		$828,665		$484,342

Table 6 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2005. Deposits of $251.5 million in this category represented 24.1 percent of total deposits at year-end 2005, compared to $210.5 million representing 22.4 percent of total deposits at year-end 2004.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)	AT DECEMBER 31, 2005
	UNDER 3 MONTHS	3-12 MONTHS	OVER 12 MONTHS	TOTAL
	$102,811	$103,645	$45,049	$251,505

Short-term borrowings include three items: (1) federal funds purchased; (2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as “repos”; and (3) other, representing borrowings from the FHLB and a short term loan from an unrelated bank to BancTrust. We sold federal funds of $13.9 million on average during 2005 while average short-term borrowings were $17.7 million. During 2004 and 2005, as Table 7 demonstrates, we relied much more than we have historically on short-term borrowings as a funding source to meet rapid loan growth. We expect that we will continue to rely on short-term borrowings as a loan funding source during times when loan growth is stronger than deposit growth.

Table 7

SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)	2005			2004			2003
	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED AVERAGE INTEREST RATE
Federal funds purchased	$36,600	$8,126	3.27%	$21,986	$11,080	1.90%	$13,905	$941	1.90%
Securities sold under agreement to repurchase	10,297	9,096	1.98	10,203	6,629	0.68	9,375	6,994	0.51
Other	1,000	513	2.92	11,000	2,725	1.98	9,315	524	1.34

Total short-term borrowings		$17,735	2.60%		$20,434	1.52%		$8,459	0.72%

FHLB Advances and Long-term Debt

We use FHLB advances as an alternative to other funding sources with similar maturities. We favor FHLB advances as a funding source because they are flexible, allowing us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $81.5 million at December 31, 2005, an increase of $51.0 million from December 31, 2004. We used our long-term FHLB advances primarily to fund loan originations.

Of our outstanding FHLB advances at December 31, 2005, $51.5 million had fixed interest rates, one $20.0 million advance had a variable interest rate that reprices monthly and one $10.0 million advance had a variable interest rate that reprices quarterly. Note 11 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust I (the “Trust”), which the Trust purchased with the proceeds of $18.0 million of trust preferred securities it sold to investors. The note payable matures in December 2033. We pay interest on the note to the Trust, and the Trust pays distributions on trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for CommerceSouth, Inc. We do not have the option to repay any amounts of the note payable until December 2008.

Other long-term debt as of December 31, 2005 also includes a $10 million loan from an unrelated bank to the Company. This loan was incurred in January of 2004 to finance a portion of the purchase price for CommerceSouth, Inc. The loan is secured by a portion of BancTrust’s stock in the Mobile Bank. This loan matures in 2009 and requires monthly interest payments at a floating rate of interest, reset monthly, of LIBOR plus 1.10 percent. The Company has the option to repay any part of the principal of the loan at any time without penalty. This loan requires quarterly principal payments beginning March 2006, at which time the remaining principal must be amortized over the remaining life of the loan. The required principal payments for this loan are $3.333 million in 2006 and 2007 and $3.334 million in 2008.

Asset/Liability Management

The purpose of asset/liability management is to maximize return while minimizing risk. Maximizing return means achieving or exceeding our profitability and growth goals. Minimizing risk means managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our asset/liability management involves a comprehensive approach to Statement of Condition management that meets the risk and return criteria established by Management and the Board of Directors. Management has not used derivative financial instruments as part of the asset/liability management process.

Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities.

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 10, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, we would expect a net increase in net interest income of $3.4 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $4.1 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we have available, if needed, federal funds lines of credit and FHLB lines of credit. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements corrective measures in the event certain liquidity parameters are exceeded.

Contractual Obligations and Off-Balance Sheet Arrangements

Tables 8 and 9 present information about our contractual obligations, which by their terms are not short-term, and off-balance sheet arrangements at December 31, 2005.

Table 8

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE TO THREE YEARS	FOUR TO FIVE YEARS	MORE THAN FIVE YEARS	TOTAL
FHLB advances and long-term debt (1)	$13,333	$23,333	$48,334	$24,500	$109,500
Operating leases	346	591	366	218	1,521
Certificates of deposit	380,184	81,137	13,270	284	474,875

Total	$393,863	$105,061	$61,970	$25,002	$585,896

(1)	Refer to Note 11 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Table 9

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
Lines of credit – unused	$149,353	$34,500	$2,435	$186,288
Standby letters of credit	24,521	10,811	150	35,482

Total	$173,874	$45,311	$2,585	$221,770

Interest Rate Sensitivity

By monitoring our interest rate sensitivity, Management attempts to maintain a desired balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, we can identify interest rate risk. The interest sensitivity analysis presented in Table 10 is based on this type of gap analysis, which assumes that rates earned on interest-earning assets and rates paid on interest-bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities typically change at different times and in varying amounts.

Changes in the composition of interest-earning assets and interest-bearing liabilities can increase or decrease net interest revenue without affecting interest rate sensitivity. The interest rate spread between assets and their corresponding liabilities can be significantly changed while the repricing interval for both remains unchanged, thus impacting net interest revenue. Over a period of time, net interest revenue can increase or decrease if one side of the Statement of Condition reprices before the other side. An interest sensitivity ratio of 1.0 (earning assets divided by interest-bearing liabilities), which represents a matched interest rate sensitive position, does not guarantee maximum net interest revenue. Before making adjustments to earning assets, Management must evaluate several factors, including the general direction of interest rates, in order to determine the type of investment and the maturity needed to maximize net interest revenue while minimizing interest rate risk. Management may, from time to time, accept calculated risks associated with interest sensitivity in an attempt to maximize net interest revenue. We do not currently use derivative financial instruments to manage interest rate sensitivity.

At December 31, 2005, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 126 percent, and our twelve-month cumulative gap position was 103 percent. Both positions were within the range established by Management as acceptable. Our three-month gap position indicates that, in a period of rising interest rates, each $1.26 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to increase during the three-month period of rising rates, as interest income increases would exceed increases in interest expense. Likewise, our twelve-month gap position indicates that each $1.03 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in an increase in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in the same amounts.

The following table summarizes our interest-sensitive assets and liabilities from continuing operations as of December 31, 2005. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Investment securities are included in the period in which they are scheduled to mature. Certificates of deposit are presented according to contractual maturity dates.

Table 10

INTEREST SENSITIVITY ANALYSIS

	DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)	INTEREST RATE SENSITIVE WITHIN (CUMULATIVE)			NON-INTEREST RATE SENSITIVE WITHIN 5 YEARS	TOTAL
	3 MONTHS	3-12 MONTHS	1-5 YEARS
INTEREST-EARNING ASSETS
Loans (1)	$635,912	$745,129	$976,239	$18,307	$994,546
Unearned income	0	0	0	(1,194)	(1,194)
Less allowance for loan losses	0	0	0	(14,013)	(14,013)

Net loans	635,912	745,129	976,239	3,100	979,339
Investment securities	2,948	5,044	61,900	70,454	132,354
Federal funds sold	32,000	32,000	32,000	0	32,000
Interest-bearing deposits in other financial institutions	374	374	374	0	374

Total interest-earning assets	$671,234	$782,547	$1,070,513	$73,554	$1,144,067

INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$219,440	$219,440
Interest-bearing demand deposits	248,779	248,779	248,779	0	248,779
Savings deposits (2)	0	0	0	98,751	98,751
Large denomination time deposits	118,491	222,136	251,505	0	251,505
Other time deposits	84,765	198,212	223,086	284	223,370
Short-term borrowings	8,595	8,595	8,595	0	8,595
FHLB advances and long-term debt	73,000	83,000	109,500	0	109,500

Total interest-bearing liabilities	$533,630	$760,722	$841,465	$318,475	$1,159,940

Interest rate sensitivity gap	$137,604	$21,825	$229,048
Interest-earning assets/interest-bearing liabilities	1.26	1.03	1.27
Interest rate sensitivity gap/interest-earning assets	.21	.03	.21

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.
(2)	Certain types of savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $ 86.3 million at December 31, 2005, compared to $74.8 million at December 31, 2004. At year-end 2005, our Tier 1 capital ratio increased to 9.70 percent from 9.46 percent at year-end 2004. The increase resulted from growth in tangible common shareholders’ equity of 15.3 percent compared to growth in risk-adjusted assets of 9.5 percent. In December 2003, we formed a wholly-owned statutory trust subsidiary (the “Trust”). The Trust issued $18.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from the Trust’s sale of trust preferred securities by issuing junior subordinated debentures to the Trust, and used the proceeds to partially finance the purchase price of CommerceSouth., Inc. Under revised Interpretation No. 46 (“FIN 46R”) recently promulgated by Financial Accounting Standards Board (“FASB”), the Trust must be deconsolidated with us for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. We believe that our trust preferred securities qualify under these revised regulatory capital rules and expect that we will continue to treat our $18.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to our tangible common shareholders’ equity to calculate Tier 1 capital.

Our leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 8.40 percent at year-end 2005 compared to 8.28 percent at December 31, 2004. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 9.70 percent and 10.95 percent, respectively, at December 31, 2005. We exceeded the minimum risk-based capital guidelines at December 31, 2005, 2004, and 2003. The minimum guidelines are shown on Table 11. (See “Management’s Discussion and Analysis — Capital Adequacy,” and Note 15 of Notes to Consolidated Financial Statements).

Table 11

RISK-BASED CAPITAL

	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2005	2004	2003
Tier 1 capital –
Tangible common shareholders’ equity	$86,274	$74,815	$65,546
Payable to business trust	18,000	18,000	18,000

Total Tier 1 capital	$104,274	$92,815	$83,546

Tier 2 capital –
Allowable portion of the allowance for loan losses	$13,449	$10,117	$8,607

Total capital (Tier 1 and Tier 2)	$117,723	$102,932	$92,153

Risk-adjusted assets	$1,074,813	$981,643	$814,843
Quarterly average assets	1,241,353	1,121,447	633,606
Risk-based capital ratios:
Tier 1 capital	9.70%	9.46%	10.25%
Total capital (Tier 1 and Tier 2)	10.95%	10.49%	11.31%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	8.40%	8.28%	13.19%

Results of Operations

Net Interest Revenue

Net interest revenue, the difference between amounts earned on assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Changes in interest rates, changes in the volume of assets and liabilities, and changes in the asset/liability mix are the major factors that influence net interest revenue. Presented in Table 12 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest- bearing liabilities for the past three years.

Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2005, on a tax equivalent basis, increased 33 basis points to 4.80 percent compared to 4.47 percent in 2004. After a rapid decline that began in 2001, interest rates stabilized in 2003, as did our net yield on interest-earning assets. As market interest rates began to rise in mid-2004, our net yield also began to increase. Added to the positive effect of rising rates of interest on our net interest margin was a large increase in our loan volume. This trend continued through 2005. Many economists believe that the Federal Reserve will stop increasing rates at some point during 2006. If this happens, and loan growth is slower in 2006 than in the past several years, our margins may compress somewhat. If our loan originations increase and begin to outpace our deposit growth in 2006, we may be required to more aggressively price deposits in order to avoid even greater dependence on brokered deposits and borrowings to fund loans. Increasing the interest rates we pay on deposits could also have a negative effect on our net interest margin.

Table 12

NET INTEREST REVENUE

	2005			2004			2003
(DOLLARS IN THOUSANDS)	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID
Interest-earning assets
Taxable securities	$88,054	4.22%	$3,714	$101,236	4.01%	$4,055	$106,132	3.84%	$4,073
Non-taxable securities	49,148	4.07	2,002	59,501	4.05	2,411	49,558	4.62	2,289

Total securities	137,202	4.17	5,716	160,737	4.02	6,466	155,690	4.09	6,362
Loans(1)	952,701	7.00	66,707	726,791	6.10	44,365	370,004	5.95	22,011
Federal funds sold	13,918	3.38	470	7,276	1.04	76	10,933	1.00	109
Interest-bearing deposits	241	4.98	12	566	1.06	6	52	1.92	1

Total interest-earning assets	1,104,062	6.60	72,905	895,370	5.69	50,913	536,679	5.31	28,483

Non-interest-earning assets
Cash and due from banks	46,262			36,593			24,418
Premises and equipment, net	38,773			36,009			13,637
Other real estate	394			650			510
Other assets	13,077			10,967			4,943
Goodwill and other intangible assets	46,127			46,885			4,181
Assets of discontinued operations	31,598			91,656			99,011
Allowance for loan losses	(10,667)			(8,451)			(4,783)

Total	$1,269,626			$1,109,679			$678,596

Interest-bearing liabilities
Interest-bearing demand and savings deposits	$365,479	1.07%	$3,912	$323,539	0.84%	$2,730	$170,017	0.76%	$1,300
Time deposits	428,841	3.05	13,089	349,685	2.08	7,257	226,424	2.34	5,296
Short-term borrowings	17,735	2.60	461	20,434	1.52	311	8,459	0.72	61
FHLB advances and long-term debt	82,801	4.11	3,399	50,030	3.26	1,630	12,621	2.82	356

Total interest-bearing liabilities	894,856	2.33	20,861	743,688	1.60	11,928	417,521	1.68	7,013

Non-interest-bearing liabilities
Demand deposits	207,091			155,441			87,901
Liabilities of discontinued operations	28,817			82,130			86,683
Other	11,403			8,600			4,355

	247,311			246,171			178,939

Shareholders’ equity	127,459			119,820			82,136

Total	$1,269,626			$1,109,679			$678,596

Net Interest Revenue		4.27%	$52,044		4.09%	$38,985		3.63%	$21,470

Net yield on interest-earning assets		4.72%			4.35%			4.00%
Tax equivalent adjustment		0.08			0.12			0.19

Net yield on interest-earning assets (tax equivalent)		4.80%			4.47%			4.19%

(1)	Loans classified as non-accrual are included in the average volume classification. Loan fees of $3,411, $2,606 and $838 for the years ended 2005, 2004 and 2003, respectively, are included in the interest amounts for loans.

Table 13 reflects the changes in our sources of taxable-equivalent interest income and expense between 2005 and 2004 and between 2004 and 2003. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2005 was $12.9 million higher than in 2004. Total interest revenue increased by $21.8 million, while total interest expense increased $8.9 million. Tax-equivalent net interest revenue increased $9.9 million due to volume and $3.0 million due to rate, primarily a result of the growth we experienced during 2005, especially in loan volume and to the increase in the prime lending rate of 200 basis points.

Tax-equivalent net interest revenue in 2004 was $17.6 million higher than in 2003. Total interest revenue increased $22.5 million, while total interest expense increased $4.9 million. Both total interest revenue and total interest expense increased almost entirely due to volume, a result of the growth we experienced during 2004, especially in loan volume.

Table 13

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

(DOLLARS IN THOUSANDS)	2005 CHANGE FROM 2004			2004 CHANGE FROM 2003
		INCREASE (DECREASE)			INCREASE (DECREASE)
	TOTAL CHANGE	DUE TO(1)		TOTAL CHANGE	DUE TO(1)
		VOLUME	RATE		VOLUME	RATE
Interest revenue:
Taxable securities	$(341)	$(535)	$194	$(18)	$(192)	$174
Non-taxable securities	(593)	(608)	15	177	629	(452)

Total securities	(934)	(1,143)	209	159	437	(278)
Loans	22,342	14,502	7,840	22,354	21,252	1,102
Federal funds sold	394	161	233	(33)	(37)	4
Deposits	6	(8)	14	5	8	(3)

Total	21,808	13,512	8,296	22,485	21,660	825

Interest expense:
Interest-bearing demand and savings deposits	1,182	416	766	1,430	1,194	236
Other time deposits	5,832	2,133	3,699	1,961	2,797	(836)
Short-term borrowings	150	(62)	212	250	132	118
FHLB advances and long-term debt	1,769	1,163	606	1,274	1,080	194

Total	8,933	3,650	5,283	4,915	5,203	(288)

Net interest revenue	$12,875	$9,862	$3,013	$17,570	$16,457	$1,113

(1)	The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Loan review procedures are in place to ensure that potential problem loans are identified. The procedures Management follows include a continuous review of the portfolios by our loan review department.

Management’s evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work-out and collection arrangements and possible concentrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix and other economic factors. Each quarter this review is quantified in a report prepared by loan review officers and delivered to Management, which uses the report to determine whether any adjustments to the allowance for loan losses are appropriate. Management submits these quarterly reports to BancTrust’s Board of Directors. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

Table 14 sets forth certain information with respect to our average loans, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2005.

Table 14

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
Allowance for loan losses –
Balance at beginning of year	$9,608	$7,786	$4,898	$4,872	$4,074
Balance of acquired banks	0	0	3,424	0	0
Charge-offs
Commercial, financial and agricultural	1,095	1,254	1,904	331	394
Real estate – mortgage	131	568	102	77	4
Installment	428	497	626	563	677

Total charge-offs	1,654	2,319	2,632	971	1,075

Recoveries
Commercial, financial and agricultural	133	63	37	30	43
Real estate – mortgage	39	16	19	9	36
Installment	162	165	199	198	211

Total recoveries	334	244	255	237	290

Net charge-offs	1,320	2,075	2,377	734	785

Provision charged to operating expense	5,725	3,897	1,841	760	1,583

Allowance for loan losses – balance at end of year	$14,013	$9,608	$7,786	$4,898	$4,872

Loans at end of year, net of unearned income	$993,352	$862,207	$647,379	$352,112	$344,463
Ratio of ending allowance to ending loans	1.41%	1.11%	1.20%	1.39%	1.41%
Average loans, net of unearned income	$952,701	$726,791	$370,004	$346,472	$343,345
Non-performing loans from continuing operations	6,762	2,947	3,553	3,914	1,390
Ratio of net charge-offs to average loans	.14%	.29%	.64%	.21%	.23%
Ratio of ending allowance to total non- performing loans	207.23%	326.03%	219.14%	125.14%	350.50%

Net charge-offs decreased to $1.3 million in 2005 compared to $2.1 million in 2004 and $2.4 million in 2003. The allowance for loan losses as a percentage of loans was 1.41 percent at December 31, 2005, and 1.11 percent at December 31, 2004.

Management believes the increase in our ratio of allowance for loan losses to total loans from 2004 to 2005 is warranted due to: (1) the increase in the ratio of non-performing loans to loans (see Table 16); (2) the increase in the ratio of non-performing assets to loans and other real estate owned (see Table 16); (3) the decrease in the ratio of the allowance for loan losses to non-performing loans (see Table 14); and (4) the increase in loans about which Management has reservations as a percentage of loans. The changes in the allocation of the allowance for loan losses (see table 15) from 2004 to 2005 are primarily attributable to the changes in our loan portfolio mix (see table 2). Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses.

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2005.

Table 15

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)	2005		2004		2003		2002		2001
	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCEN- TAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial, financial & agricultural	$4,443	16.96%	$5,709	20.40%	$5,466	25.68%	$3,139	30.07%	$2,420	30.17%
Real estate	8,513	77.44	3,295	73.24	1,675	66.22	1,035	56.51	1,660	56.38
Installment	1,057	5.60	604	6.36	645	8.10	724	13.42	792	13.45

Total	$14,013	100.00%	$9,608	100.00%	$7,786	100.00%	$4,898	100.00%	$4,872	100.00%

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

Table 16 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned, all with respect to continuing operations.

Non-performing loans of continuing operations were $6.8 million at year-end 2005 compared to $2.9 million at year-end 2004. Accruing loans 90 days or more past due increased by $500 thousand from 2004 to 2005, primarily as a result of one loan. Management anticipates that the collateral securing this loan is sufficient to repay both principal and interest and does not expect any loss on this loan. Loans on non-accrual increased to $5.3 million at December 31, 2005 from $1.9 million at year-end 2004, primarily as a result of the loans of two borrowers being placed on non-accrual. Management anticipates foreclosing on the collateral securing the loans of these borrowers and has reserved an amount in the allowance for loan losses to cover the anticipated losses on these loans. These anticipated losses were considered in Management’s evaluation of the allowance for loan losses. As of December 31, 2005, renegotiated loans consisted of a single large loan that is performing as scheduled.

Total non-performing assets as a percentage of loans and other real estate owned of continuing operations at year-end 2005 was 0.72 percent compared to 0.42 percent at year-end 2004 and .71 percent at year-end 2003.

Table 16

SUMMARY OF NON-PERFORMING ASSETS OF CONTINUING OPERATIONS

	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2005	2004	2003	2002	2001
Accruing loans 90 days or more past due	$551	$51	$64	$21	$926
Loans on non-accrual	5,267	1,924	2,489	2,867	464
Renegotiated loans	944	972	1,000	1,026	0

Total non-performing loans	6,762	2,947	3,553	3,914	1,390
Other real estate owned	428	664	1,055	112	83

Total non-performing assets	$7,190	$3,611	$4,608	$4,026	$1,473

Loans 90 days or more past due as a percentage of loans	0.06%	0.01%	0.01%	0.01%	0.27%
Total non-performing loans as a percentage of loans	0.68%	0.34%	0.55%	1.11%	0.40%
Total non-performing assets as a percentage of loans and other real estate owned	0.72%	0.42%	0.71%	1.14%	0.43%

Details of Non-Accrual Loans

The impact of non-accrual loans on interest income over the past three years is shown in Table 17. Not included in the table are loans totaling $6.3 million at December 31, 2005 as to which Management had reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers significant financial difficulties. Any loans, other than those described earlier in this paragraph, which are classified for regulatory purposes as loss, doubtful, substandard or special mention, and which are not included as non-performing loans, do not (i) represent or result from trends or uncertainties which Management reasonably expects will materially impact future operating results; or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

Table 17

DETAILS OF NON-ACCRUAL LOANS

(DOLLARS IN THOUSANDS)	2005	2004	2003	2002	2001
Principal balance at December 31,	$5,267	$1,924	$2,489	$2,867	$464
Interest that would have been recorded under original terms for the years ended December 31,	$430	$145	$111	$139	$70
Interest actually recorded in the financial statements for the years ended December 31,	$155	$69	$30	$20	$11

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $11.0 million in 2005, compared to $10.5 million in 2004, an increase of 4.5 percent. Excluding securities gains, non-interest revenue increased $970 thousand, or 9.8 percent. Service charges on deposit accounts and Trust revenue were relatively unchanged in 2005 from 2004; however, the category other income, charges and fees increased $973 thousand, or 26.3 percent. Mortgage fee income of $2.8 million accounted for $950 thousand of this increase and was the largest source of non-interest revenue. Trust revenue of $1.7 million was our second-largest single source of non-interest revenue in 2005. These two sources accounted for approximately 41.8 percent of our total non-interest revenue in 2005. The relatively low interest rate environment that has existed for several years, combined with the fact that our branch network extends across high growth markets along the Gulf Coast counties of Alabama and Florida, has presented an opportunity to increase fee revenue in the mortgage area. While refinancing activity has slowed recently, new purchases of homes and condominiums remains fairly strong in our markets and continues to offer significant opportunities for us to generate fee income associated with mortgage loan originations. Management intends to continue to pursue this and additional opportunities to increase non-interest revenue.

Securities gains, net, decreased to $125 thousand in 2005 from $625 thousand in 2004. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth. In 2003, we decided to outsource our credit card operations. The sale of our credit card portfolio resulted in a one-time gain of $460 thousand.

Table 18

NON-INTEREST REVENUE

	YEAR-ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2005	2004	2003
Non-Interest Revenue:
Service charges on deposit accounts	$4,450	$4,440	$2,628
Trust revenue	1,743	1,756	1,716
Securities gains, net	125	625	360
Gain on sale of credit card portfolio	0	0	460
Other income, charges and fees	4,669	3,696	1,918

Total	$10,987	$10,517	$7,082

One measure of performance in the banking industry is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. A lower efficiency ratio indicates a more efficient company. The ratio can be lowered by increasing revenue or by decreasing expenses. Our efficiency ratio in 2005 was 58.3 percent compared to 62.8 percent in 2004. The increase in the net interest margin in 2005 was the primary contributor to the decrease in our efficiency ratio compared to 2004. Included in the efficiency ratio calculation in 2005 and 2004 was $749 thousand in intangible amortization expense.

Non-interest expense increased 17.2 percent in 2005 compared to 2004. Salaries and pensions and other employee benefits costs, the largest non-interest expense category, increased 14.6 percent in 2005. Normal merit increases, increases in staff and grants of stock caused most of the increase. Furniture and equipment expense plus net occupancy expense increased 16.8% from 2004 to 2005, primarily attributable to the opening of new branches that we occupy. Our goodwill is not amortized under the provisions of SFAS No. 142, and, as a result, no goodwill amortization expense was recorded in 2005, 2004 or 2003. Other operating expenses in 2005 increased $2.1 million, or 24.3 percent, from 2004. Contributing to the increase in other operating expense were increases in data processing cost at the Banks, increased advertising costs, legal fees and accounting fees, including fees related to compliance with requirements of the Sarbanes-Oxley Act of 2002.

Table 19

NON-INTEREST EXPENSE

	YEAR-ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2005	2004	2003
Non-Interest Expense:
Salaries	$13,826	$12,406	$8,618
Pension and other employee benefits	6,104	4,990	2,182
Furniture and equipment expense	2,990	2,616	1,472
Net occupancy expense	2,821	2,358	1,358
Intangible amortization	749	749	0
Other expense	10,772	8,668	5,262

Total	$37,262	$31,787	$18,892

Income Taxes

Income tax expense from continuing operations was $6.8 million in 2005, compared to $3.9 million in 2004, and $2.2 million in 2003. Our effective combined tax rate was 33.8 percent in 2005, compared to 28.2 percent in 2004 and 27.7 percent in 2003. Income tax expense from discontinued operations was $1.1 million in 2005, compared to $1.8 million in 2004, and $313 thousand in 2003.

Inflation and Other Issues

Because our assets and liabilities are primarily monetary in nature, the effect of inflation on our assets is less significant compared to most commercial and industrial companies. However, inflation does have an impact on the growth of total assets in the banking industry and the resulting need to increase capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also has a significant effect on other expenses, which tend to rise during periods of general inflation. Notwithstanding these effects of inflation, Management believes our financial results are influenced more by Management’s ability to react to changes in interest rates than by inflation.

Except as discussed in this Management’s Discussion and Analysis, Management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2005
	FIRST	SECOND	THIRD	FOURTH	TOTAL

Interest revenue	$15,660	$17,709	$19,144	$20,392	$72,905
Interest expense	3,965	4,835	5,607	6,454	20,861

Net interest revenue	11,695	12,874	13,537	13,938	52,044
Provision for loan losses	1,210	1,457	1,821	1,237	5,725
Non-interest revenue	2,450	2,762	2,900	2,875	10,987
Non-interest expense	8,920	9,164	9,365	9,813	37,262

Income from continuing operations before income taxes	4,015	5,015	5,251	5,763	20,044
Income tax expense	1,295	1,576	1,796	2,100	6,767

Income from continuing operations	2,720	3,439	3,455	3,663	13,277

Income from discontinued operations before income taxes	251	232	92	0	575
Gain on sale of discontinued operations before income taxes	0	0	2,411	0	2,411

Total income from discontinued operations	251	232	2,503	0	2,986
Income tax expense	93	85	966	0	1,144

Income from discontinued operations	158	147	1,537	0	1,842

Net income	$2,878	$3,586	$4,992	$3,663	$15,119

Basic income per share from continuing operations	$.25	$.31	$.31	$.33	$1.19

Basic income per share from discontinued operations	$.01	$.01	$.14	$.00	$.17

Diluted income per share from continuing operations	$.25	$.31	$.31	$.33	$1.19

Diluted income per share from discontinued operations	$.01	$.01	$.14	$.00	$.16

Basic earnings per share	$.26	$.32	$.45	$.33	$1.36

Diluted earnings per share	$.26	$.32	$.45	$.33	$1.35

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2004
	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$11,681	$11,758	$12,808	$14,666	$50,913
Interest expense	2,762	2,726	2,957	3,483	11,928

Net interest revenue	8,919	9,032	9,851	11,183	38,985
Provision for loan losses	368	558	1,238	1,733	3,897
Non-interest revenue	2,490	2,811	2,729	2,487	10,517
Non-interest expense	7,855	7,894	7,889	8,149	31,787

Income from continuing operations before income taxes	3,186	3,391	3,453	3,788	13,818
Income tax expense	841	1,049	1,096	916	3,902

Income from continuing operations	2,345	2,342	2,357	2,872	9,916

Income from discontinued operations before income taxes	356	388	710	230	1,684
Gain on sale of discontinued operations before income taxes	0	0	0	1,484	1,484

Total income from discontinued operations	356	388	710	1,714	3,168
Income tax expense	246	135	261	1,141	1,783

Income from discontinued operations	110	253	449	573	1,385

Net income	$2,455	$2,595	$2,806	$3,445	$11,301

Basic income per share from continuing operations	$.21	$.22	$.21	$.26	$.90

Basic income per share from discontinued operations	$.01	$.02	$.04	$.06	$.13

Diluted income per share from continuing operations	$.21	$.22	$.21	$.26	$.90

Diluted income per share from discontinued operations	$.01	$.02	$.04	$.05	$.12

Basic earnings per share	$.22	$.24	$.25	$.32	$1.03

Diluted earnings per share	$.22	$.24	$.25	$.31	$1.02

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 at page 32 under the heading “Asset/Liability Management and Liquidity” and at page 33 under the heading “Interest Rate Sensitivity.”

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

Management depends upon the Company’s accounting system and internal control structure to meet its responsibility for the reliability of these statements. These systems and controls are designed to provide reasonable assurance that the assets are safeguarded from material loss and that the transactions executed are in accordance with Management’s authorizations and are properly recorded in the financial records. The concept of reasonable assurance recognizes that the cost of internal accounting controls should not exceed the benefits derived and that there are inherent limitations of any system of internal accounting controls.

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2005 and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

The independent registered public accounting firm of KPMG LLP has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations of the Company, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with auditing standards generally accepted in the United States of America and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement. They also issue an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting.

The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the National Association of Securities Dealers, Inc., oversees Management’s responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent registered public accountants and internal auditors. KPMG LLP and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

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

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2005, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on Management’s assessment, and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2005, is included on page 48 of this Report on Form 10-K.

W. BIBB LAMAR, JR.

President and Chief Executive Officer

F. MICHAEL JOHNSON

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BancTrust Financial Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Birmingham, Alabama

March 13, 2006

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31, 2005 and 2004

(Dollars and Shares in Thousands)

	December 31,
	2005	2004
ASSETS:
Cash and due from banks	$54,010	$39,320
Federal funds sold	32,000	6,000

Total cash and cash equivalents	86,010	45,320
Interest-bearing deposits	374	414
Securities available for sale	132,354	140,512
Loans held for sale	6,437	1,942
Loans	988,109	861,604
Less: Unearned income	(1,194)	(1,339)
Allowance for loan losses	(14,013)	(9,608)

Loans, net	972,902	850,657

Premises and equipment, net	39,736	37,306
Accrued income receivable	7,065	5,422
Goodwill	41,952	41,952
Other intangible assets, net	3,802	4,558
Cash surrender value of life insurance	4,932	4,721
Other assets	9,933	5,947
Assets of discontinued operations	0	52,471

Total Assets	$1,305,497	$1,191,222

LIABILITIES:
Deposits
Interest-bearing	$822,405	$761,725
Non-interest-bearing	219,440	178,233

Total deposits	1,041,845	939,958
Short-term borrowings	8,595	14,114
FHLB advances and long-term debt	109,500	58,500
Other liabilities	14,518	8,674
Liabilities of discontinued operations	0	47,793

Total Liabilities	1,174,458	1,069,039

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value
Shares authorized – 500
Shares outstanding – none
Common stock – $.01 par value
Shares authorized – 20,000
Shares issued – 11,393 in 2005 and 11,277 in 2004	114	113
Additional paid in capital	79,504	77,829
Accumulated other comprehensive income (loss), net	(1,335)	501
Deferred compensation payable in common stock	996	864
Retained earnings	55,488	46,148
Unearned compensation	(324)	0
Less:
Treasury stock, at cost 256 shares in 2005 and 2004	(2,408)	(2,408)
Common stock held in grantor trust, 55 shares in 2005 and 49 shares in 2004	(996)	(864)

Total shareholders’ equity	131,039	122,183

Total Liabilities and Shareholders’ Equity	$1,305,497	$1,191,222

See notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
INTEREST REVENUE:
Loans	$66,707	$44,365	$22,011
Investment securities – taxable	3,714	4,055	4,073
Investment securities – non-taxable	2,002	2,411	2,289
Federal funds sold	470	76	109
Interest bearing deposits	12	6	1

Total interest revenue	72,905	50,913	28,483

INTEREST EXPENSE:
Deposits	17,001	9,987	6,596
FHLB advances and long-term debt	3,399	1,630	356
Short-term borrowings	461	311	61

Total interest expense	20,861	11,928	7,013

Net interest revenue	52,044	38,985	21,470
Provision for loan losses	5,725	3,897	1,841

Net interest revenue after provision for loan losses	46,319	35,088	19,629

NON-INTEREST REVENUE:
Service charges on deposit accounts	4,450	4,440	2,628
Trust revenue	1,743	1,756	1,716
Securities gains, net	125	625	360
Gain on sale of credit card portfolio	0	0	460
Other income, charges and fees	4,669	3,696	1,918

Total non-interest revenue	10,987	10,517	7,082

NON-INTEREST EXPENSE:
Salaries	13,826	12,406	8,618
Pension and other employee benefits	6,104	4,990	2,182
Furniture and equipment expense	2,990	2,616	1,472
Net occupancy expense	2,821	2,358	1,358
Intangible amortization	749	749	0
Other expense	10,772	8,668	5,262

Total non-interest expense	37,262	31,787	18,892

Income from continuing operations before income taxes	20,044	13,818	7,819
Income tax expense	6,767	3,902	2,166

Income from continuing operations	13,277	9,916	5,653

Income from discontinued operations before income taxes	575	1,684	982
Gain on sale of discontinued operations before income taxes	2,411	1,484	0

Total income from discontinued operations before income taxes	2,986	3,168	982
Income tax expense	1,144	1,783	313

Income from discontinued operations	1,842	1,385	669

Net income	$15,119	$11,301	$6,322

Basic income per share from continuing operations	$1.19	$.90	$.64

Basic income per share from discontinued operations	$.17	$.13	$.08

Diluted income per share from continuing operations	$1.19	$.90	$.64

Diluted income per share from discontinued operations	$.16	$.12	$.07

Basic earnings per share	$1.36	$1.03	$.72

Diluted earnings per share	$1.35	$1.02	$.71

Weighted-average shares outstanding – basic	11,104	10,981	8,754

Weighted-average shares outstanding – diluted	11,188	11,074	8,888

See notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss), Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
	Shares Issued	Amount
Balance, December 31, 2002	8,985	$90	$41,949	$2,485		$38,788	$(2,408)		$80,904
Comprehensive income:
Net income						6,322			6,322
Minimum pension liability adjustment, net of taxes				161					161
Net change in fair values of securities available for sale, net of taxes				(1,077)					(1,077)

Total comprehensive income									5,406
Dividends declared ($.52 per share)						(4,550)			(4,550)
Common stock options exercised	45		387						387
Common stock issued in business combination	2,156	22	34,497		$955			$(955)	34,519

Balance, December 31, 2003	11,186	112	76,833	1,569	955	40,560	(2,408)	(955)	116,666

Comprehensive income:
Net income						11,301			11,301
Minimum pension liability adjustment, net of taxes				63					63
Net change in fair values of securities available for sale, net of taxes				(1,131)					(1,131)

Total comprehensive income									10,233
Dividends declared ($.52 per share)						(5,713)			(5,713)
Purchase of deferred compensation treasury shares					190			(190)	0
Deferred compensation payable in common stock held in grantor trust					(281)			281	0
Shares issued under dividend reinvestment plan	5		108						108
Common stock options exercised	86	1	888						889

Balance, December 31, 2004	11,277	113	77,829	501	864	46,148	(2,408)	(864)	122,183

Comprehensive income:
Net income						15,119			15,119
Minimum pension liability adjustment, net of taxes				(238)					(238)
Net change in fair values of securities available for sale, net of taxes				(1,598)					(1,598)

Total comprehensive income									13,283
Dividends declared ($.52 per share)						(5,779)			(5,779)
Purchase of deferred compensation treasury shares					227			(227)	0
Deferred compensation payable in common stock held in grantor trust					(95)			95	0
Shares issued under dividend reinvestment plan	12		250						250
Common stock issued to directors	8		158						158
Restricted stock issued	24		470		(324)				146
Common stock options exercised	72	1	797					0	798

Balance, December 31, 2005	11,393	$114	$79,504	$(1,335)	$672	$55,488	$(2,408)	$(996)	$131,039

See notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Income from continuing operations	$13,277	$9,916	$5,653
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of premises and equipment	2,703	2,470	1,286
Amortization and accretion of securities	403	608	1,046
Amortization of intangible assets	749	749	0
Provision for loan losses	5,725	3,897	1,841
Securities gains, net	(125)	(625)	(360)
Stock compensation	304	0	0
Increase in cash surrender value of life insurance	(211)	(184)	0
Loss on sales of other real estate owned, net	5	31	0
Gain on sale of credit card portfolio	0	0	(460)
Deferred income tax provision benefit	(1,742)	(632)	(366)
(Increase) decrease in other assets, net of effect of business acquisition:
Accrued income receivable	(1,643)	(859)	461
Other assets	(1,455)	478	(2,518)
Increase in other liabilities, net of effect of business acquisition	7,008	1,907	2,427

Net cash provided by operating activities	24,998	17,756	9,010

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	40	(257)	526
Net increase in loans	(132,030)	(217,120)	(28,246)
Purchases of premises and equipment, net	(5,133)	(7,775)	(1,925)
Proceeds from sales of other real estate owned	671	608	150
Proceeds from maturities of securities available for sale	15,747	49,398	66,547
Proceeds from sales of securities available for sale	2,506	44,599	28,189
Purchases of securities available for sale	(15,265)	(60,750)	(72,999)
Net cash paid to acquisition shareholders	0	(38,422)	0
Net cash acquired in business acquisition	0	0	9,266

Net cash provided by (used in) investing activities	(133,464)	(229,719)	1,508

FINANCING ACTIVITIES:
Net increase in deposits	101,887	175,784	6,502
Net decrease in short-term borrowings	(5,519)	(10,353)	(3,457)
Proceeds from FHLB advances	59,500	16,500	10,000
Payment on FHLB advances	(8,500)	(6,500)	(2,000)
Proceeds from issuance of long-term debt	0	10,000	18,000
Dividends paid	(5,539)	(5,605)	(4,550)
Proceeds from issuance of common stock	9	0	0
Proceeds from exercise of common stock options	798	889	387

Net cash provided by financing activities	142,636	180,715	24,882

CASH FLOWS FROM DISCONTINUED OPERATIONS-REVISED
Operating activities	1,451	5,040	6,002
Investing activities	2,039	(2,742)	(3,505)
Financing activities	3,030	4,905	39

NET CASH PROVIDED BY DISCONTINUED OPERATIONS-REVISED	6,520	7,203	2,536

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,690	(24,045)	37,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,320	69,365	31,429

CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,010	$45,320	$69,365

See notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiaries, BankTrust (the “Mobile Bank”), BankTrust of Alabama (the “Eufaula Bank”) and BankTrust, Florida (the “Florida Bank” and collectively, with the banks listed above, the “Banks”), and BancTrust Company, Inc. (the “Trust Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans in South Alabama and Northwest Florida and investment securities. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

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

Supplemental disclosures of cash flow information for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Cash paid for:
Interest	$19,551	$11,936	$7,406
Income taxes	3,230	5,081	2,126
Non-cash transactions:
Transfer of loans to other real estate owned	435	217	1,185
Fair value of assets acquired	0	0	379,758
Capital stock issued to acquire assets	0	0	34,519
Liabilities assumed	0	0	345,239

In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

SECURITIES AVAILABLE FOR SALE – Securities available for sale are carried at fair value. Amortization of premiums and accretion of discounts are accounted for using the constant yield method. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities available for sale may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets.

LOANS AND INTEREST INCOME – Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans.

Interest on loans is accrued and credited to income based on the principal amount outstanding.

Loans are considered past due based on the contractual due date. The accrual of interest on loans is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Generally, loans 90 days and over past due are placed on non-accrual unless there is sufficient collateral to assure collectibility of principal and interest and the loan is in the process of collection. Upon such discontinuance, all unpaid accrued interest is reversed against current income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to Management’s judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans held for sale are carried at the lower of aggregate cost or market.

ALLOWANCE FOR LOAN LOSSES – The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standard (“SFAS”) Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

Management has a developed and documented systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management’s judgement of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans that are not individually evaluated. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios and such other factors which, in Management’s judgement, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

PREMISES AND EQUIPMENT – Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases as applicable. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2005, 2004 or 2003.

OTHER REAL ESTATE OWNED – Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors, all of which are beyond the Company’s control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

ASSETS AVAILABLE FOR SALE – Assets available for sale consists of land purchased with the original intent to be used as branch locations. These assets are reported at the lower of cost or market less any cost of disposal. The carrying amounts at December 31, 2005 and 2004 are included in other assets and were $1,938 and $723, respectively.

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

INTANGIBLE ASSETS – Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. There were no impairment losses recorded in 2005, 2004 or 2003. Core deposit intangible assets are amortized over seven years using the straight-line method.

TREASURY STOCK – Treasury stock repurchases and sales are accounted for using the cost method.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

TRUST COMPANY ASSETS AND INCOME – Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION – The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is equal to the fair value of the stock at the date of grant, no compensation cost is recognized. The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2005, options for 160 shares were granted and outstanding under the 1993 Plan.

The Company may grant options for up to 250 shares to employees and directors under the 2001 Plan and has granted options to purchase 107 shares under the 2001 Plan through December 31, 2005, of which options to purchase 89 shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years.

In January of 2005, BancTrust issued to its directors 8 shares of the Company’s common stock and recognized a pre-tax charge of $158 related to these shares. Also in January of 2005, BancTrust issued 26 restricted shares of its common stock under the 2001 Plan. In July of 2005, BancTrust issued .8 restricted shares of its common stock under the 2001 Plan. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the year ended December 31, 2005 was approximately $146. The unearned portion of these shares is presented as a separate line item on BancTrust’s Statement of Condition. In September of 2005, 3 shares issued under the 2001 Plan were forfeited by an officer no longer employed by BancTrust.

Had compensation costs for these plans been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2005	2004	2003
Net income as reported	$15,119	$11,301	$6,322
Add: Stock based compensation expense included in reported income, net of tax	91	0	0
Less: Stock based compensation expense determined under the fair value method, net of tax	(159)	(157)	(17)

Pro forma net income	$15,051	$11,144	$6,305

Earnings per share:
As reported
Basic	$1.36	$1.03	$.72
Diluted	1.35	1.02	.71
Pro forma
Basic	$1.36	$1.01	$.72
Diluted	1.35	1.01	.71

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

A summary of the status of and changes in the Company’s stock option plans at December 31, 2005, 2004, and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	322	$13.56	314	$11.61	360	$11.77
Granted	0	N/A	94	17.19	5	11.68
Exercised	(72)	11.14	(86)	10.39	(45)	8.66
Forfeited	(1)	9.95	0	N/A	(6)	8.66

Outstanding at end of year	249	14.25	322	13.56	314	11.61

Exercisable at end of year	249	14.25	228	12.07	309	11.61

Weighted-average fair value of the options granted		N/A		$4.92		$3.45

At December 31, 2005, 97 of the 249 options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $10.48 and an average remaining contractual life of 3.33 years. Exercise prices for 147 of these options were between $13.75 and $17.20 with a weighted-average exercise price of $16.47 and an average remaining contractual life of 5.70 years. The remaining 5 options outstanding at December 31, 2005 consist of options with an exercise price of $22.19 and an average remaining contractual life of 2.55 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively; risk-free interest rates of 3.62% and 2.94%; expected dividend yields of 2.9% and 4.5%; expected lives of 5 years in 2004 and 2003; and expected volatility of 40% and 43%, respectively.

RECLASSIFICATIONS – Certain reclassifications of 2004 and 2003 balances have been made to conform with classifications used in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Policy Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123(R) applies to virtually all share–based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity’s shares or other equity instruments, or that may require settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period of fiscal 2006. The Company does not expect the implementation of SFAS No. 123(R) to have a material impact on its financial condition or results of operations.

The Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of Issue 03-1 was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, The Effective

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements of Issue 03-1 continue to be effective and have been implemented by the Company. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SAFS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other–than–temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other–than–temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The Company does not expect that the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar assets found in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period–specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) to have a material impact on its financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share–Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share–based payment arrangements for public companies.

Note 2. Business Combinations and Disposition

On December 30, 2003, CommerceSouth, Inc., the parent company of CommerceSouth Bank Alabama (now BankTrust of Alabama and referred to herein as the “Eufaula Bank”) and CommerceSouth Bank Florida (now BankTrust, Florida and referred to herein as the “Florida Bank”), was merged into the Company. The Company acquired 100 percent of the outstanding stock, which was all voting stock, of the Eufaula Bank and the Florida Bank. This merger has been accounted for under the purchase method of accounting. Therefore, the results of operations of the Eufaula Bank and the Florida Bank have been included in the consolidated results of the

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Company from December 30, 2003. The Eufaula Bank had total assets of $184,227 at December 31, 2003, and the Florida Bank had total assets of $190,494 at December 31, 2003. The Eufaula Bank has five locations in central and southeastern Alabama, and the Florida Bank has eight branches in the Florida panhandle. The Company’s Board of Directors viewed the acquisition of CommerceSouth, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area. The purchase price was $73,441 and was settled with 2,156 shares of the Company’s common stock, 40 common stock options valued at $220 using the Black-Scholes pricing model and cash of $38,922, of which $38,422 was reflected as an acquisition related payable at December 31, 2003. The cash amount includes transaction costs of approximately $500. Each share issued was valued at $15.908 which was the average price at which the shares were trading during the period of twenty consecutive trading days ending on the trading day which preceded by two trading days the effective time of the merger. As a result of the purchase, the Company recorded goodwill of $37,971 and a core deposit intangible asset of $5,241.

Assuming the December 30, 2003 acquisition of CommerceSouth, Inc. had occurred on January 1, 2003, the consolidated results of operations on a pro forma basis (unaudited) for the year ended December 31, 2003 would have been as follows:

Year Ended December 31, 2003
Net interest revenue from continuing operations	$32,245
Income from continuing operations	6,805
Income per share from continuing operations – basic	$.62
Income per share from continuing operations – diluted	.62

Sale of BankTrust of Florida and Sweet Water State Bank

On October 15, 2004, BancTrust sold all of the stock of BankTrust of Florida (the “Wewahitchka Bank”) for $7,500. The Company recorded a gross gain on the sale of $1,484. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

On August 1, 2005, BancTrust sold all of the stock of Sweet Water State Bank for a payment of $6,500 from the purchaser and a dividend at closing of $500 from Sweet Water State Bank. The Company recorded a gross gain on the sale of $2,411. The operations of Sweet Water State Bank have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The assets and liabilities of Sweet Water State Bank are stated separately as discontinued operations as of December 31, 2004. The assets and liabilities of Sweet Water State Bank at December 31, 2004 are presented in the following table:

December 31, 2004
ASSETS
Cash and cash equivalents	$2,238
Investment securities available for sale	7,495
Loans, net	40,848
Other assets	1,890

Total assets related to discontinued operations	$52,471

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

December 31, 2004
LIABILITIES
Non-interest bearing checking accounts	$8,395
Interest bearing checking accounts	8,214
Savings accounts	4,986
Money market savings accounts	485
Time deposits ($100 or more)	10,798
Other time deposits	14,068

Total deposits	46,946
Short-term borrowings	654
Other liabilities	193

Total liabilities related to discontinued operations	$47,793

The combined results of Sweet Water State Bank through the day of its sale on August 1, 2005 and for the years ended December 31, 2004 and 2003 and BankTrust of Florida through the date of its sale on October 15, 2004 and for the year ended December 31, 2003 are presented in the following table:

	2005	2004	2003
Total interest revenue	$1,893	$4,945	$5,230
Total interest expense	394	1,013	1,366

Net interest revenue	1,499	3,932	3,864
Provision for loan losses	15	120	240

Net interest revenue after provision for loan losses	1,484	3,812	3,624
Total noninterest revenue	300	939	1,273
Total noninterest expense	1,209	3,067	3,915

Income before income taxes	575	1,684	982
Gain on sale before income taxes	2,411	1,484	0

Total income before income taxes	2,986	3,168	982
Provision for income taxes	1,144	1,783	313

Net Income	$1,842	$1,385	$669

Note 3. Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2005 and 2004 was approximately $17,032 and $14,008, respectively.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost amounts and the corresponding fair values of investment securities available for sale at December 31, 2005 and 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
U.S. Treasury securities	$498	$0	$0	$498
Obligations of U.S. Government sponsored enterprises	45,283	9	1,012	44,280
Obligations of states and political subdivisions	47,629	963	274	48,318
Other investments	5,255	10	84	5,181
Mortgage backed securities	34,872	40	835	34,077

Total	$133,537	$1,022	$2,205	$132,354

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
U.S. Treasury securities	$300	$7	$0	$307
Obligations of U.S. Government sponsored enterprises	35,128	6	372	34,762
Obligations of states and political subdivisions	53,274	1,763	77	54,960
Other investments	5,802	73	45	5,830
Mortgage backed securities	44,643	216	206	44,653

Total	$139,147	$2,065	$700	$140,512

Securities available for sale with a carrying value of approximately $76,809 and $89,318 at December 31, 2005 and 2004, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $8,595 and $7,423 at December 31, 2005 and 2004, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $2,506 in 2005, $44,599 in 2004 and $28,189 in 2003. Gross realized gains on the sale of these securities were $130 in 2005, $676 in 2004 and $389 in 2003, and gross realized losses were $5 in 2005, $51 in 2004 and $29 in 2003.

Maturities of securities available for sale as of December 31, 2005, are as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$4,339	$4,347
Due in 1 to 5 years	49,952	49,372
Due in 5 to 10 years	24,038	23,952
Due in over 10 years	20,336	20,605
Mortgage backed securities	34,872	34,078

Total	$133,537	$132,354

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$8,021	$68	$31,347	$944	$39,368	$1,012
Obligations of states and political subdivisions	9,675	118	8,921	156	18,596	274
Other investments	1,128	9	1,505	75	2,633	84
Mortgage backed securities	7,700	148	22,834	687	30,534	835

Total	$26,524	$343	$64,607	$1,862	$91,131	$2,205

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$23,757	$92	$8,904	$280	$32,661	$372
Obligations of states and political subdivisions	9,411	57	1,565	20	10,976	77
Other investments	2,003	45	0	0	2,003	45
Mortgage backed securities	19,838	131	9,632	75	29,470	206

Total	$55,009	$325	$20,101	$375	$75,110	$700

At December 31, 2005, the Company had 77 investment securities that were in an unrealized loss position or impaired for the less than 12 months’ time frame and 103 investments securities in an unrealized loss position or impaired for the more than 12 months’ time frame. All of these investment securities’ impairments are deemed by Management to be temporary. A large portion of these securities are backed by one to four family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed by one to four family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not expect any other-than-temporary impairments to develop related to these investment securities.

Note 5. Loans

A summary of loans follows:

	December 31,
	2005	2004
Commercial, financial and agricultural	$168,645	$176,145
Real estate – construction	340,858	218,845
Real estate – mortgage	429,323	413,620
Consumer, installment and single pay	55,720	54,936

Total	$994,546	$863,546

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and in Management’s opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $31,623 at December 31, 2005, and $38,775 at December 31, 2004. During 2005, $38,033 of new loans and advances were made, and principal repayments totaled $45,185. Outstanding commitments to extend credit to related parties totaled $22,905 at December 31, 2005.

At December 31, 2005 and 2004, non-accrual loans from continuing operations totaled $5,267 and $1,924, respectively. The amount of interest income that would have been recorded during 2005, 2004 and 2003, if these non-accrual loans had been current in accordance with their original terms, was $430, $145 and $111, respectively. The amount of interest income actually recognized on these loans during 2005, 2004 and 2003 was $155, $69 and $30, respectively.

At December 31, 2005 and 2004, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $5,267 and $1,924, respectively (all of which were carried on a non-accrual basis). Included in this amount is $5,264 in 2005 and $1,913 in 2004 of impaired loans for which the related allowance for loan losses is $1,726 in 2005 and $728 in 2004. The amounts of impaired loans that did not have specific allowances for loan losses were $3 in 2005 and $11 in 2004. The average recorded investment amounts in impaired loans during the years ended December 31, 2005, 2004 and 2003, were approximately $3,799, $2,039 and $2,078, respectively.

Loans include loans held for sale of $6,437 at December 31, 2005 and $1,942 at December 31, 2004 which are accounted for at lower of cost or market in the aggregate.

Note 6. Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Balance at the beginning of year	$9,608	$7,786	$4,898
Balance of acquired banks	0	0	3,424
Provision charged to operating expense	5,725	3,897	1,841
Losses charged off	(1,654)	(2,319)	(2,632)
Recoveries	334	244	255

Balance at the end of the year	$14,013	$9,608	$7,786

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

		December 31,
	Estimated Lives	2005	2004
Land and land improvements		$11,511	$11,671
Bank buildings and improvements	7-40 years	26,693	23,101
Furniture, fixtures and equipment	3-10 years	15,517	14,326
Leasehold improvements	Lesser of lease period or estimated useful life	2,442	2,439

Total		56,163	51,537
Less accumulated depreciation and amortization		16,427	14,231

Premises and equipment – net		$39,736	$37,306

The provision for depreciation and amortization charged to operating expense in 2005, 2004 and 2003 amounted to $2,703, $2,470 and $1,286, respectively.

Note 8. Goodwill and Intangible Assets

The following details the changes in the carrying amount of goodwill and information related to other intangible assets for 2005 and 2004:

Goodwill:
	Mobile	Eufaula	Florida	Total
Balance at December 31, 2003	$3,981	$20,085	$17,886	$41,952

Balance at December 31, 2004	$3,981	$20,085	$17,886	$41,952

Balance at December 31, 2005	$3,981	$20,085	$17,886	$41,952

The Company’s intangible assets subject to amortization were $3,743 at December 31, 2005 and $4,492 at December 31, 2004 with an original cost of $5,241 at both December 31, 2005 and 2004 and with accumulated amortization of $1,498 at December 31, 2005 and $749 at December 31, 2004. Amortization expense for core deposit intangible assets for the years ended December 31, 2005 and 2004 was $749 in each year. Such intangible assets are amortized over seven years. Estimated amortization expense related to other intangible assets for the next five years is $749 per year for the years 2006 through 2010.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 9. Deposits

The following summary presents the detail of interest bearing deposits:

	December 31,
	2005	2004
Interest bearing checking accounts	$145,617	$131,453
Savings accounts	98,751	125,840
Money market savings accounts	103,162	107,682
Time deposits ($100 or more)	251,505	210,498
Other time deposits	223,370	186,252

Total	$822,405	$761,725

The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,
	2005	2004	2003
Interest bearing checking accounts	$934	$678	$599
Savings accounts	1,500	1,033	273
Money market savings accounts	1,478	1,019	428
Time deposits ($100 or more)	6,936	3,534	2,548
Other time deposits	6,153	3,723	2,748

Total	$17,001	$9,987	$6,596

The following table reflects maturities of time deposits at December 31, 2005:

	Less than 1 year	1 to 5 years	6 to 10 years	Total
$100 or more	$206,456	$44,765	$284	$251,505
Other time deposits	173,728	49,642	0	223,370

Total	$380,184	$94,407	$284	$474,875

Note 10. Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings. Following is a summary of short-term borrowings:

	December 31,
	2005	2004
Federal funds purchased	$0	$6,691
Securities sold under agreement to repurchase	8,595	7,423

Total	$8,595	$14,114

Weighted-average interest rate at year-end	2.50%	1.63%
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	2.60%	1.52%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Information concerning securities sold under agreement to repurchase is summarized as follows:

	2005	2004	2003
Average balance during the year	$9,096	$6,629	$6,994
Average interest rate during the year	1.98%	.68%	.51%
Maximum month-end balances during the year	$10,297	$10,203	$9,375

Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions. Other short-term borrowings consists of demand notes owed to the U.S. Treasury.

In 2005, 2004 and 2003, federal funds purchased had average balances of $8,126, $11,080 and $941, respectively, maximum month-end balances of $36,600 and $21,986, respectively, and average interest rates during the year of 3.27% and 1.90%, respectively. The Company had no federal funds purchased at December 31, 2005. At December 31, 2004, federal funds purchased had interest rates of 2.60%.

At December 31, 2005 and 2004, securities sold under agreement to repurchase had interest rates of 2.50 percent and 0.75 percent, respectively. Included in the balances of securities sold under agreement to repurchase at December 31, 2005 and 2004, were repurchase agreements to related parties of $2,152 and $2,102, respectively.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

FHLB borrowings are summarized as follows:

	December 31,
	2005	2004	2003
Balance at the end of the year	$81,500	$30,500	$20,500
Average balance during the year	54,801	22,139	12,473
Maximum month-end balances during the year	81,500	30,500	20,500
Daily weighted-average interest rate during the year	3.33%	2.57%	2.81%
Weighted-average interest rate at year-end	4.02%	2.72%	2.12%

Information concerning rates, call dates and maturity dates at December 31, 2005 are as follows:

	Amount	Interest Rate	Call Date
FHLB Advance due June 23, 2008	$2,000	5.51%	callable quarterly
FHLB Advance due May 19, 2010	20,000	3.87	callable monthly
FHLB Advance due November 2, 2009	10,000	2.76	11/02/2006 (quarterly thereafter)
FHLB Advance due March 10, 2006	10,000	4.48	callable quarterly
FHLB Advance due October 26, 2015	6,500	3.92	10/26/2007 (quarterly thereafter)
FHLB Advance due December 29, 2007	18,000	4.93	callable quarterly
FHLB Advance due March 15, 2010	15,000	3.50%	03/15/2006 (quarterly thereafter)

Total	$81,500

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Of the outstanding FHLB advances at December 31, 2005, $51,500 had fixed interest rates, $10,000 had a variable interest rate that reprices quarterly and $20,000 had a variable interest rate that reprices monthly. The FHLB advances are secured by the borrowing bank’s investment in FHLB stock, which totaled $6,038 and $3,687 at December 31, 2005 and 2004, respectively, and also by a blanket floating lien on portions of the borrowing bank’s one to four family residential mortgage loan portfolio which totaled $140,716 at December 31, 2005. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

The Company created a business trust to issue trust preferred securities to finance a portion of the purchase of CommerceSouth, Inc. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a loan to the Company in the amount of $18,000. The payable to trust matures in 2033 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 290 basis points. The Company does not have the option to repay any part of this payable until 2008. This loan has covenants generally associated with such borrowings and with which the Company was in compliance at December 31, 2005 and 2004. The payable to trust is summarized as follows:

	December 31, 2005	December 31, 2004
Balance at the end of the year	$18,000	$18,000
Average balance during the year	18,000	18,000
Maximum month-end balances during the year	18,000	18,000
Daily weighted-average interest rate during the year	6.27%	4.47%
Weighted-average interest rate at year-end	7.40%	5.40%

Other long-term debt consists of a loan for $10,000 from an unrelated bank to the Company. This loan was obtained in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan is secured by a portion of BancTrust’s stock of the Mobile Bank. This loan matures in 2008, requires monthly interest payments and has a floating rate based on LIBOR plus 1.10%. The Company has the option to repay any part of the principal at any time without penalty. This loan requires quarterly principal payments beginning March 2006, at which time the remaining principal must be amortized over the remaining life of the loan. The required principal payments for this loan are $3,333 in 2006 and 2007 and $3,334 in 2008. This loan has covenants generally associated with such borrowings and with which the Company was in compliance at December 31, 2005 and 2004. This loan is summarized as follows:

	December 31, 2005	December 31, 2004
Balance at the end of the year	$10,000	$10,000
Average balance during the year	10,000	9,891
Maximum month-end balances during the year	10,000	10,000
Daily weighted-average interest rate during the year	4.47%	2.59%
Weighted-average interest rate at year-end	5.49%	3.39%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

The following table reflects maturities of long-term debt at December 31, 2005:

	Less than 1 year	1 to 5 years	5 to 10 years	Over 10 years	Total
FHLB advances	$10,000	$65,000	$6,500	$0	$81,500
Payable to trust	0	0	0	18,000	18,000
Bank loan	3,333	6,667	0	0	10,000

Total	$13,333	$71,667	$6,500	$18,000	$109,500

Note 12. Accounting for Income Taxes

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Current income tax expense:
Federal	$7,967	$4,166	$2,168
State	542	368	364

Total current income tax expense	8,509	4,534	2,532

Deferred income tax expense (benefit):
Federal	(1,954)	(530)	(315)
State	212	(102)	(51)

Total deferred income tax benefit	(1,742)	(632)	(366)

Total income tax expense	$6,767	$3,902	$2,166

The components of income tax expense from discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Current income tax expense:
Federal	$829	$1,547	$327
State	97	259	44

Total current income tax expense	926	1,806	371

Deferred income tax expense (benefit):
Federal	189	(20)	(49)
State	29	(3)	(9)

Total deferred income tax expense (benefit)	218	(23)	(58)

Total income tax expense	$1,144	$1,783	$313

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent in 2005 and 34 percent in 2004 and 2003 applied to pretax income for the following reasons:

	Year Ended December 31,
	2005	2004	2003
Income tax expense at statutory rate	$7,014	$4,696	$2,658
Increase (decrease) resulting from:
Tax exempt interest	(885)	(917)	(826)
Reduced interest deduction on debt used to carry tax-exempt securities	70	38	44
Increase in valuation allowance	249	0	0
State income tax, net of federal benefit	490	176	207
Other, net	(171)	(91)	83

Total	$6,767	$3,902	$2,166

Effective tax rate	33.8%	28.2%	27.7%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$5,255	$3,604
Deferred compensation	342	793
Accrued pension cost	357	214
Unrealized loss on securities available for sale	444	0
Other	906	478

Total deferred tax assets	7,304	5,089
Valuation allowance	(249)	0

Total deferred tax assets after valuation allowance	7,055	5,089

Deferred tax liabilities:
Unrealized gain on securities available for sale	0	(511)
Core deposit intangibles	(1,404)	(1,684)
Differences between book and tax basis of property	(2,208)	(2,355)
Investment securities acquired in business combination	(256)	(379)
Other	(324)	(137)

Total deferred tax liabilities	(4,192)	(5,066)

Net deferred tax asset	$2,863	$23

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

The Company has a state net operating loss carry forward in the amount of $5,897. It is more likely than not that the net operating loss carry forward will not be utilized prior to expiration of the carry forward period, and, accordingly, the Company has established a valuation allowance for the entire future benefit. Management believes it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets, excluding the state net operating loss carry forward.

Note 13. Retirement Plans

PENSION PLAN – BancTrust maintains a pension plan that generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years. The pension plan was frozen as of January 1, 2003, and no new hires after that date will participate in the plan.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2005	2004
Balance at beginning of year	$10,311	$9,330
Service cost	602	549
Interest cost	635	586
Benefits paid	(942)	(275)
Actuarial loss	296	121

Balance, end of year	$10,902	$10,311

	Plan Assets
	2005	2004
Balance at beginning of year	$7,410	$6,100
Return on plan assets	499	644
Employer contribution	841	941
Benefits paid	(942)	(275)

Balance, end of year	$7,808	$7,410

The net pension liability recognized in the consolidated statements of condition was as follows:

	2005	2004
Funded status	$(3,094)	$(2,901)
Unrecognized transition obligation	25	26
Unrecognized prior service cost	34	41
Unrecognized net loss	2,357	2,132

Net pension liability recognized	$(678)	$(702)

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

During 2005, the pension plan’s total unrecognized net loss increased by $225. The variance between the actual and expected return on pension plan assets during 2005 increased the total unrecognized net loss by $78. Because the total unrecognized net gain or loss exceeds the greater of 10 percent on the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2005, the average expected future working lifetime of active plan participants was 9 years. Actual results for 2006 will depend on the 2006 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $9,496 and $8,750 at December 31, 2005 and 2004, respectively.

Amounts recognized in the 2005 and 2004 consolidated Statement of Condition were as follows:

	2005	2004
Accrued pension liability	$(1,688)	$(1,340)
Intangible asset	58	67
Accumulated other comprehensive loss	952	571

Net amount recognized	$(678)	$(702)

Components of the plan’s net cost were as follows:

	2005	2004	2003
Service cost	$602	$549	$525
Interest cost	635	586	600
Expected return on plan assets	(576)	(499)	(558)
Net amortization	8	8	7
Recognized net loss	148	140	92

Net pension cost	$817	$784	$666

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2005	2004	2003
Discount	6.25%	6.40%	6.75%
Annual salary increase	3.50	3.50	5.00
Long-term return on plan assets	8.00	8.00	8.50

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at November 30, (the measurement date) include the following:

	2005	2004
Discount	5.75%	6.25%
Annual salary increase	3.50%	.00%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

The asset allocation of pension benefit plan assets at December 31 were:

Asset Category	2005	2004
Equity Securities	67.00%	65.00%
Debt Securities	33.00%	15.00%
Other	0.00%	20.00%

Total	100.00%	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2005, the unrecognized net loss increased by 2.2 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The expected long-term return was determined based on the historical and expected future returns of the various asset types, using the target allocations described below. Specifically, the expected return on equities is 9.5 percent and the expected return on debt instruments is 6 percent. Each 1 percent increase or decrease in the expected rate of return would have decreased or increased the net periodic benefit cost for 2005 by $72.

The discount rate was determined by projecting the pension plan’s expected future benefit as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero- coupon split yield curve derived from a universe of high-quality bonds at the measurement date, and solving for the single equivaler discount rate that resulted in the same projected benefit obligation. The fixed-income data as of the measurement date was obtained from Bloomberg. Constraints were applied with respect to callability and credit quality. In addition, 3 percent of the bonds (those with the highest reported yields) were deemed outliers due to questionable pricing information and consequently were excluded from consideration. Bond data has not been further audited for the purpose of this analysis. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2005 by approximately $200.

The target weighted-average asset allocation of pension benefit plans at December 31 were:

Asset Category	2005	2004
Equity Securities	70%	70%
Debt Securities	20%	20%
Other	10%	10%

We determine the assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases based on consultation with investment advisors and historical plan data. The actuarial computations also use assumptions on demographic factors such as retirement, mortality and turnover. The expected rate of compensation increase and the expected return on plan assets were not changed.

Plan assets consist primarily of outside mutual funds (equities and fixed income) selected by the Trust Company. The Trust Company, in its capacity as trustee, may also manage assets in-house or select outside money managers to construct portfolios of individual fixed-income or equity securities for further diversification. The plan does not hold any shares of BancTrust’s common stock.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Through careful consideration of plan liabilities, plan funded status and corporate financial condition, the investment portfolio is comprised of a diversified blend of equity and fixed income investments. Equity investments include large, medium and small market capitalization stocks as well as growth, value and international stock positions. The investment policy for the Company’s retirement plan is to employ investment strategies that achieve a target asset allocation of 60% to 70% in equity securities and 20 % to 40 % in fixed income securities.

In 2005, BancTrust contributed $841 to its defined benefit plan. BancTrust expects to contribute $1,686 to the pension plan in 2006. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2005, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

2006	$586
2007	$836
2008	$563
2009	$1,273
2010	$939
2011-2015	$7,422

MOBILE BANK SUPPLEMENTAL PLAN – The Mobile Bank maintains an unfunded and unsecured Supplemental Retirement Plan (the “Supplemental Plan”) designed to supplement the benefits payable under the BancTrust pension plan for certain key employees selected by the Mobile Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Mobile Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust pension plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and liabilities associated with the Supplemental Plan are material.

SAVINGS AND PROFIT SHARING PLAN – BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 75% of his or her pay into the plan. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2% of employee contribution, $0.75 per $1.00 on the next 2% of employee contribution and $0.50 per $1.00 on the next 2% of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. The Company made total contributions of $917, $811 and $444 during 2005, 2004 and 2003, respectively.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

DEFERRED COMPENSATION PLAN – The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $54, $56 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2005 and 2004, the grantor trust held 55 and 49 shares, respectively of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 14. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2005, 2004 and 2003. Diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans, based on the treasury stock method using an average fair value of the stock during the respective periods.

The following table presents the earnings per share calculations for the years ended December 31, 2005, 2004 and 2003. The Company excluded from the calculation of earnings per share 5, 18 and 38 shares for the years ended December 31, 2005, 2004 and 2003, respectively, because those shares were subject to options issued with exercise prices in excess of the average market value per share.

2005	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$13,277	11,104	$1.19
Income from discontinued operations	1,842	11,104.17

Net income	$15,119	11,104	$1.36

Dilutive stock option plan shares		84

Diluted:
Income from continuing operations	$13,277	11,188	$1.19
Income from discontinued operations	1,842	11,188.16

Net income	$15,119	11,188	$1.35

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

2004	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$9,916	10,981	$.90
Income from discontinued operations	1,385	10,981.13

Net income	$11,301	10,981	$1.03

Dilutive stock option plan shares		93

Diluted:
Income from continuing operations	$9,916	11,074	$.90
Income from discontinued operations	1,385	11,074.12

Net income	$11,301	11,074	$1.02

2003	Net Income	Weighted Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$5,653	8,754	$.64
Income from discontinued operations	669	8,754.08

Net income	$6,322	8,754	$.72

Dilutive stock option plan shares		134

Diluted:
Income from continuing operations	$5,653	8,888	$.64
Income from discontinued operations	669	8,888.07

Net income	$6,322	8,888	$.71

Note 15. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are limited to the bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2006, that the Banks could declare, without the approval of regulators, totaled $17,672.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that the Banks meet all capital adequacy requirements to which they are subject.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

As of December 31, 2005 and 2004, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital. On March 1, 2005 the Federal Reserve System issued a new rule (12 CFR Parts 208 and 225) that reduces the amount of trust preferred securities that may be included in Tier 1 capital to 25% of Tier 1 capital less goodwill and any deferred tax liability. Under this new rule, all $18,000 of trust preferred stock currently included by the Company in its calculation of Tier 1 and total capital will continue to be included in Tier 1 and total capital. Consequently, Management does not believe this new rule will have any material adverse impact on BancTrust; however, it does to some extent limit BancTrust’s ability to utilize additional trust preferred securities as a capital raising strategy.

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$117,723	11.0%	$85,985	8.0%
Florida Bank	38,640	11.3	27,406	8.0	$34,257	10.0%
Eufaula Bank	20,718	10.5	15,803	8.0	19,753	10.0
Mobile Bank	65,664	12.1	43,446	8.0	54,308	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$104,274	9.7%	$42,993	4.0%
Florida Bank	34,418	10.0	13,703	4.0	$20,554	6.0%
Eufaula Bank	18,260	9.2	7,901	4.0	11,852	6.0
Mobile Bank	58,874	10.8	21,723	4.0	32,585	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$104,274	8.4%	$49,654	4.0%
Florida Bank	34,418	9.8	14,012	4.0	$17,515	5.0%
Eufaula Bank	18,260	8.7	8,425	4.0	10,531	5.0
Mobile Bank	58,874	8.2	28,665	4.0	35,831	5.0

December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated	$102,932	10.5%	$78,531	8.0%
Florida Bank	24,653	9.5	20,813	8.0	$26,016	10.0%
Eufaula Bank	18,462	10.2	14,493	8.0	18,117	10.0
Mobile Bank	59,562	11.9	39,925	8.0	49,907	10.0

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$92,815	9.5%	$39,266	4.0%
Florida Bank	21,601	8.3	10,406	4.0	$15,609	6.0%
Eufaula Bank	16,691	9.2	7,247	4.0	10,870	6.0
Mobile Bank	54,798	11.0	19,963	4.0	29,944	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$92,815	8.3%	$44,858	4.0%
Florida Bank	21,601	8.3	10,391	4.0	$12,989	5.0%
Eufaula Bank	16,691	8.7	7,659	4.0	9,574	5.0
Mobile Bank	54,798	8.9	24,538	4.0	30,673	5.0

Note 16. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2005 and 2004. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

DEPOSITS – The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES AND LONG-TERM DEBT – The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT – The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists and because such fee income is not material to the Company’s financial statements at December 31, 2005 and 2004, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2005 and 2004, are summarized below.

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$86,010	$86,010	$45,320	$45,320
Securities available for sale	132,354	132,354	140,512	140,512
Loans, net	979,339	969,867	852,599	851,020
Financial liabilities:
Deposits	$1,041,845	$1,039,686	$939,958	$941,221
Short-term borrowings	8,595	8,595	14,114	14,114
FHLB advances and long-term debt	109,500	108,728	58,500	57,963

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

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

statements. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. A summary of these commitments and contingent liabilities is presented below.

	December 31,
	2005	2004
Standby letters of credit	$35,482	$31,342
Commitments to extend credit	186,288	165,791

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2005 was $35,482 and that sum represents the Company’s maximum credit risk. At December 31, 2005, the Company had $355 of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

At December 31, 2005, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2005 were not significant.

Rental expense under all operating leases amounted to $322, $297, and $195 in 2005, 2004 and 2003, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the results of operations.

Note 18. Non-Interest Revenue

Components of other non-interest revenue are as follows:

	Year Ended December 31,
	2005	2004	2003
Mortgage loan fees	$2,849	$1,899	$925
Other	1,820	1,797	993

Total	$4,669	$3,696	$1,918

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 19. Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2005	2004	2003
Advertising	$589	$409	$305
Data processing	965	648	108
Professional services	1,377	775	479
Stationery and supplies	889	815	511
Telephone	813	728	330
Other	6,139	5,293	3,529

Total	$10,772	$8,668	$5,262

Note 20. Segment Reporting

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the three reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1 – Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2003 and 2004 the Company merged its Brewton, Monroeville and Demopolis Banks into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column “other” includes BancTrust and the Trust Company. The results for the three reportable segments of the Company are included in the following table:

	2005
	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$38,705	$12,670	$22,209	$46	$(725)	$72,905
Total interest expense	10,133	4,079	5,790	1,584	(725)	20,861

Net interest revenue (expense)	28,572	8,591	16,419	(1,538)	0	52,044
Provision for loan losses	3,048	1,357	1,320	0	0	5,725

Net interest income after provision for loan losses	25,524	7,234	15,099	(1,538)	0	46,319
Total non-interest revenue	4,524	2,538	2,169	1,817	(61)	10,987
Total non-interest expense	17,235	6,396	8,669	5,023	(61)	37,262

Income (loss) before taxes	12,813	3,376	8,599	(4,744)	0	20,044
Income tax expense (benefit)	4,336	964	3,224	(1,757)	0	6,767

Income (loss) from continuing operations	$8,477	$2,412	$5,375	$(2,987)	$0	$13,277

Other significant items:
Total assets	$726,043	$231,162	$379,471	$162,723	$(193,902)	$1,305,497
Total investment securities	103,689	17,289	10,225	1,151	0	132,354
Total loans, net of unearned income	487,700	179,289	326,363	0	0	993,352
Investment in subsidiaries	131	400	0	158,290	(158,821)	0
Total interest revenue from customers	38,022	12,629	22,208	46	0	72,905
Total interest revenue from affiliates	683	41	1	0	(725)	0
Depreciation of premises and equipment	1,397	437	806	63	0	2,703
Amortization of intangible assets	0	308	441	0	0	749
Amortization and accretion of securities	139	144	120	0	0	403

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

	2004
	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$29,359	$9,246	$12,350	$38	$(80)	$50,913
Total interest expense	5,923	2,136	2,887	1,062	(80)	11,928

Net interest revenue (expense)	23,436	7,110	9,463	(1,024)	0	38,985
Provision for loan losses	1,889	585	1,423	0	0	3,897

Net interest revenue after provision for loan losses	21,547	6,525	8,040	(1,024)	0	35,088
Total non-interest revenue	4,730	1,966	2,157	1,848	(184)	10,517
Total non-interest expense	15,610	6,011	6,562	3,788	(184)	31,787

Income (loss) before taxes	10,667	2,480	3,635	(2,964)	0	13,818
Income tax expense (benefit)	3,329	742	1,302	(1,471)	0	3,902

Income (loss) from continuing operations	$7,338	$1,738	$2,333	$(1,493)	$0	$9,916

Other significant items:
Total assets(1)	$629,277	$217,720	$288,589	$152,661	$(149,496)	$1,191,222
Total investment securities	109,115	19,422	11,013	962	0	140,512
Total loans, net of unearned income	461,098	161,683	239,426	0	0	862,207
Investment in subsidiaries	291	0	0	146,805	(147,096)	0
Total interest revenue from customers	29,359	9,196	12,320	38	0	50,913
Total interest revenue from affiliates	0	50	30	0	(80)	0
Depreciation of premises and equipment	1,316	435	655	64	0	2,470
Amortization of intangible assets	0	308	441	0	0	749
Amortization and accretion of securities	183	249	176	0	0	608

(1)	Total consolidated assets includes assets of Sweet Water State Bank of $52,471.

	2003
	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$28,402	$22	$28	$33	$(2)	$28,483
Total interest expense	6,995	4	7	9	(2)	7,013

Net interest revenue	21,407	18	21	24	0	21,470
Provision for loan losses	1,841	0	0	0	0	1,841

Net interest revenue after provision for loan losses	19,566	18	21	24	0	19,629
Total non-interest revenue	5,356	6	4	1,723	(7)	7,082
Total non-interest expense	15,725	8	7	3,159	(7)	18,892

Income (loss) before taxes	9,197	16	18	(1,412)	0	7,819
Income tax expense (benefit)	2,675	5	6	(520)	0	2,166

Income (loss) from continuing operations	$6,522	$11	$12	$(892)	$0	$5,653

Other significant items:
Total assets(1)	$598,701	$184,227	$190,494	$175,210	$(168,022)	$1,076,900
Total investment securities	142,392	21,360	12,148	719	0	176,619
Total loans, net of unearned income	377,253	127,582	142,544	0	0	647,379
Investment in subsidiaries	190	0	0	141,597	(141,787)	0
Total interest revenue from customers	28,402	22	28	31	0	28,483
Total interest revenue from affiliates	0	0	0	2	(2)	0
Depreciation of premises and equipment	1,216	0	0	70	0	1,286
Amortization of intangible assets	0	0	0	0	0	0
Amortization and accretion of securities	1,046	0	0	0	0	1,046

(1)	Total consolidated assets includes assets of Sweet Water State Bank of $52,607 and assets of the Wewahitchka Bank of $43,683.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

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

	2005
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(2,428)	$(908)	$(1,520)
Less realized gains from continuing operations	(125)	(47)	(78)

Net change in unrealized loss on securities	(2,553)	(955)	(1,598)
Minimum pension liability adjustment	(381)	(143)	(238)

Net change in unrealized losses	$(2,934)	$(1,098)	$(1,836)

	2004
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(1,179)	$(442)	$(737)
Less realized gains from continuing operations	(625)	(229)	(396)
Less realized losses from discontinued operations	4	2	2

Net change in unrealized loss on securities	(1,800)	(669)	(1,131)
Minimum pension liability adjustment	101	38	63

Net change in unrealized losses	$(1,699)	$(631)	$(1,068)

	2003
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$(1,093)	$(410)	$(683)
Less realized gains from continuing operations	(360)	(135)	(225)
Less realized gains from discontinued operations	(270)	(101)	(169)

Net change in unrealized gain on securities	(1,723)	(646)	(1,077)
Minimum pension liability adjustment	258	97	161

Net change in unrealized gains	$(1,465)	$(549)	$(916)

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Note 22. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2005	2004
ASSETS
Cash and short-term investments	$365	$3,794
Investment in bank subsidiaries	156,215	140,077
Investment in non-bank subsidiaries	2,075	2,051
Investment in discontinued operations	0	4,677
Other assets	924	1,303

Total assets	$159,579	$151,902

LIABILITIES
Long-term debt	$28,000	$28,000
Other liabilities	540	1,719

Total liabilities	28,540	29,719

SHAREHOLDERS’ EQUITY
Preferred stock – no par value
Shares authorized – 500
Shares outstanding – none
Common stock – $.01 par value
Shares authorized – 20,000
Shares issued – 11,393 in 2005 and 11,277 in 2004	114	113
Additional paid in capital	79,504	77,829
Accumulated other comprehensive income (loss), net	(1,335)	501
Deferred compensation payable in common stock	996	864
Retained earnings	55,488	46,148
Unearned compensation	(324)	0
Treasury stock, 256 shares in 2005 and 2004, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 55 shares in 2005 and 49 shares in 2004	(996)	(864)

Total shareholders’ equity	131,039	122,183

Total liabilities and shareholders’ equity	$159,579	$151,902

Condensed Statements of Income

	Year Ended December 31,
	2005	2004	2003
Cash dividends from bank subsidiaries	$5,550	$4,450	$16,525
Other income	12	93	0

Total income	5,562	4,543	16,525
Interest expense – short-term debt	8	0	0
Interest expense – long-term debt	1,576	1,062	6
Expenses – other	1,456	722	1,122

Income before undistributed income of subsidiaries	2,522	2,759	15,397
(Dividends in excess of)/Equity in undistributed income of subsidiaries	10,755	7,157	(9,744)

Income from continuing operations	13,277	9,916	5,653

Income from discontinued operations	1,842	1,385	669

Net income	$15,119	$11,301	$6,322

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars and Shares in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$13,277	$9,916	$5,653
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of/(Equity in undistributed earnings of subsidiaries)	(10,755)	(7,157)	9,744
Other, net	(738)	926	(1,213)

Net cash provided by operating activities of continuing operations	1,784	3,685	14,184

INVESTING ACTIVITIES
Cash infusion to bank subsidiary	(7,000)	(5,000)	0
Net cash paid to acquisition shareholders	0	(38,422)	0
Other	0	0	738

Net cash provided by (used in) investing activities of continuing operations	(7,000)	(43,422)	738

FINANCING ACTIVITIES
Proceeds from short-term borrowing	1,000	0	700
Repayments of short-term borrowing	(1,000)	0	(700)
Cash dividends	(5,539)	(5,605)	(4,550)
Proceed from issuance of long-term debt	0	10,000	18,000
Proceeds from issuance of common stock	9	0	0
Proceeds from exercise of stock options	798	889	387

Net cash provided by (used in) financing activities of continuing operations	(4,732)	5,284	13,837

CASH FLOWS FROM DISCONTINUED OPERATIONS-REVISED
Operating activities	650	475	2,125
Investing activities	5,869	6,702	0
Financing activities	0	0	0

Net cash provided by discontinued operations-revised	6,519	7,177	2,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,429)	(27,276)	30,884
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,794	31,070	186

CASH AND CASH EQUIVALENTS AT END OF YEAR	$365	$3,794	$31,070

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2005, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on Management’s assessment, and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2005, is included on page 48 of this Annual Report on Form 10-K.

W. Bibb Lamar, Jr.	F. Michael Johnson
Chairman and Chief Executive Officer	Chief Financial Officer

Changes in Internal Controls

During Management’s review and evaluation of the Company’s disclosure controls and procedures as of the end of the third quarter of 2005, Management identified a change in the Company’s internal control over financial reporting. This change involved the design and operational effectiveness of the Company’s internal control over the recognition of non-interest expense at a subsidiary. The Company’s audit committee and Management discussed this matter with the Company’s independent auditors, KPMG LLP. This change did not have a material effect on the Company’s previously filed financial statements. Upon discovery of the change, Management immediately made improvements to remediate the situation by allocating additional personnel to the accounting function, improving monitoring controls and further segregating duties of the Company’s employees at the subsidiary. The cost of this remediation is insignificant. Other than as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included on page 15 in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2006 annual meeting under the captions “VOTING SECURITIES – Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2006 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2006 annual meeting under the captions “VOTING SECURITIES – Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2006 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2006 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules

Financial statement schedules are omitted as they are either not applicable or the information is contained in the consolidated financial statements.

(a) 3. Exhibits:

(3) Articles of Incorporation and By-Laws.

1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 0-15423) are incorporated herein by reference.

2. Bylaws of SAB Newco, Inc., filed as Exhibit (3).3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (No. 0-15423), are incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures.

1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 20023 (No. 0-15423) are incorporated herein by reference.

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

5. South Alabama Bancorporation 1993 Incentive Compensation Plan dated October 19, 1993 as adopted by shareholders May 3, 1994 filed as Exhibit (10).18 to registrant’s form 10-K for the year 1994 (No. 0-15423), is incorporated herein by reference.

6. Lease, entered into April 17, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).1 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

7. Lease, entered into April 17, 1995 between Augustine Meaher, Jr. and Margaret L. Meaher, and The Bank of Mobile, filed as Exhibit (10).2 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

8. Lease, entered into April 17, 1995 between Hermione McMahon Sellers (f/k/a Hermione McMahon Dempsey) a widow, William Michael Sellers, married, and Mary S. Burnett, married, and The Bank of Mobile, filed as Exhibit (10).3 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

9. Lease, entered into May 1, 1995 between Augustine Meaher, Jr., Robert H. Meaher individually and Executor of the Estate of R. Lloyd Hill, Joseph L. Meaher and Augustine Meaher, III, and The Bank of Mobile, filed as Exhibit (10).4 to registrant’s Form 10-Q for the Quarter ended June 30, 1995 (No. 0-15423), is incorporated herein by reference.

10. *Change in Control Compensation Agreement, dated as of November 14, 1995, between The Bank of Mobile and W. Bibb Lamar, Jr., filed as Exhibit (10).24 to the registrant’s annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

11. *Change in Control Compensation Agreements, between The Bank of Mobile or First National Bank, Brewton and certain officers filed as Exhibit (10).25 to the registrant’s annual report on Form 10-K for the year 1995 (No. 0-15423), is incorporated herein by reference.

12. *Monroe County Bank Pension Plan as Amended and Restated January 1, 1989, filed as Exhibit (10).24 to the registrant’s annual report on Form 10-K for the year 1996 (No. 0-15423), is incorporated herein by reference.

13. *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

14. *Change in Control Compensation Agreement dated as of March 31, 1997, by and between the registrant and John B. Barnett, III, filed as Exhibit (10).29 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

15. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Mobile Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

16. *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

17. *South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan filed as Appendix B to the registrant’s Proxy Statement on Schedule 14A filed on April 30, 2001 (No. 0-15423), is incorporated herein by reference.

18. Agreement and Plan of Merger dated as of July 23, 2003, as amended, between the registrant and CommerceSouth, Inc. filed as Appendix A to the registrant’s Registration Statement on Form S-4 filed on August 28, 2003 (No. 333-108295), as amended, is incorporated herein by reference.

19. Stock Purchase Agreement dated as of April 7, 2005 between the registrant and Tombigbee Bancshares, Inc. filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 (No. 0-15423), is incorporated herein by reference.

20. *Form of BancTrust Financial Group, Inc., 2001 Incentive Compensation Plan Restricted Stock Award Agreement filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

21. *Form of BancTrust Financial Group, Inc. Option Agreement — Incentive Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

22. *Form of BancTrust Financial Group, Inc. Option Agreement — Nonqualified Supplemental Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

23. *Change in Control Compensation Agreement dated as of November 14, 1995, between The Bank of Mobile and Bruce C. Finley, Jr., filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

24. *Change in Control Compensation Agreement dated as of July 23, 1998, between South Alabama Bank and Michael D. Fitzhugh, filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

25. *Director and Executive Officer Compensation Summary filed as Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K filed on January 24, 2006 (No. 0-15423), is incorporated herein by reference.

26. *Amended and Restated Deferred Stock Trust Agreement for Directors of BancTrust Financial Group, Inc. and its Subsidiaries, filed as Exhibit 10.26 to registrant’s Registration Statement on form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

27. *Amended and Restated Directors Deferred Compensation Plan, filed as Exhibit 10.27 to registrant’s Registration Statement on form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

28. *BancTrust Financial Group, Inc. Employee Savings and & Profit Sharing Plan, filed as Exhibit 10.28 to registrant’s Registration Statement on form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

29. *Retirement Plan for Employees of South Alabama Bancorporation, Inc.

30. *First Amendment to the Retirement Plan for Employees of South Alabama Bancorporation.

31. *Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

32. *Third Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

*	Indicates management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K.

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

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	President and CEO (Principal executive officer)	March 15, 2006

/S/ F. MICHAEL JOHNSON F. Michael Johnson	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 15, 2006

/S/ STEPHEN G. CRAWFORD Stephen G. Crawford	Director	March 15, 2006

/S/ DAVID C. DE LANEY David C. De Laney	Director	March 15, 2006

/S/ ROBERT M. DIXON, JR. Robert M. Dixon, Jr.	Director	March 15, 2006

/S/ GREG B. FAISON Greg B. Faison	Director	March 15, 2006

/S/ JAMES A. FAULKNER James A. Faulkner	Director	March 15, 2006

Broox G. Garrett, Jr.	Director

W. Dwight Harrigan	Director

James P. Hayes, Jr.	Director

Clifton C. Inge	Director

Name	Title	Date

/S/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	Director	March 15, 2006

/S/ JOHN H. LEWIS, JR. John H. Lewis, Jr.	Director	March 15, 2006

/S/ HARRIS V. MORRISSETTE Harris V. Morrissette	Director	March 15, 2006

/S/ J. STEPHEN NELSON J. Stephen Nelson	Director and Chairman	March 15, 2006

Paul D. Owens, Jr.	Director

Dennis A. Wallace	Director

/S/ EARL H. WEAVER Earl H. Weaver	Director	March 15, 2006

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

10.29	Retirement Plan for Employees of South Alabama Bancorporation, Inc.

10.30	First Amendment to the Retirement Plan for Employees of South Alabama Bancorporation.

10.31	Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

10.32	Third Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

21.1	Subsidiaries of BancTrust Financial Group, Inc.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002