Form 10-Q
period 2006-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2006-05-09
CIK 783739

______________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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
(251) 431-7800 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated Filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes . No X .

Shares of common stock ($0.01 par) outstanding at April 28, 2006: 11,151,209

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$54,717	$54,010
Federal Funds Sold	9,000	32,000
Total Cash and Cash Equivalents	63,717	86,010
Interest-Bearing Deposits	415	374
Securities Available for Sale	128,352	132,354
Loans Held for Sale	4,826	6,437
Loans	986,236	988,109
Unearned Income	(895)	(1,194)
Allowance for Loan Losses	(14,665)	(14,013)
Loans, Net	970,676	972,902

Premises and Equipment, Net	42,304	39,736
Accrued Income Receivable	7,002	7,065
Goodwill	41,952	41,952
Other Intangible Assets	3,615	3,802
Cash Surrender Value of Life Insurance	5,012	4,932
Other Assets	13,590	9,933
Total Assets	$1,281,461	$1,305,497

LIABILITIES
Non-Interest-Bearing Demand Deposits	$216,012	$219,440
Interest-Bearing Demand Deposits	229,649	248,779
Savings Deposits	97,335	98,751
Large Denomination Time Deposits (of $100 or more)	253,544	251,505
Other Time Deposits	230,575	223,370
Total Deposits	1,027,115	1,041,845
Short-Term Borrowings	10,813	8,595
Federal Home Loan Bank Advances and Long-Term Debt	98,667	109,500
Other Liabilities	11,618	14,518
Total Liabilities	1,148,213	1,174,458

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2006-11,401; 2005-11,367	114	114
Additional Paid in Capital	79,645	79,504
Accumulated Other Comprehensive Loss, Net	(1,862)	(1,335)
Deferred Compensation Payable in Common Stock	1,116	996
Retained Earnings	57,759	55,488
Unearned Compensation	0	(324)
Less: Treasury Stock of 256 Shares in 2006 and 2005, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 61 Shares in 2006 and 55 Shares in 2005	(1,116)	(996)
Total Shareholders' Equity	133,248	131,039
Total Liabilities and Shareholders' Equity	$1,281,461	$1,305,497

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended March 31,
		2006	2005
	Interest Revenue:
	Loans	$18,875	$14,161
Securities Available for Sale:	Taxable	1,016	922
	Non-Taxable	459	520
	Other	320	57
	Total Interest Revenue	20,670	15,660

	Interest Expense:
	Deposits	5,940	3,316
	Short-Term Borrowings	81	77
	FHLB Advances and Long-Term Debt	1,323	572
	Total Interest Expense	7,344	3,965

	Net Interest Revenue	13,326	11,695
	Provision for Loan Losses	692	1,210
	Net Interest Revenue after Provision for Loan Losses	12,634	10,485

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,076	1,035
	Trust Income	544	415
	Securities Gains (Losses), Net	(44)	70
	Other Income	1,106	930
	Total Non-Interest Revenue	2,682	2,450

	Non-Interest Expense:
	Salaries	3,420	3,274
	Pensions and Employee Benefits	1,720	1,508
	Net Occupancy Expense	754	670
	Furniture and Equipment Expense	720	710
	Intangible Amortization	187	187
	Other Expense	2,980	2,571
	Total Non-Interest Expense	9,781	8,920

	Income from Continuing Operations before Income Taxes	5,535	4,015
	Income Tax Expense	1,808	1,295
	Income from Continuing Operations	3,727	2,720
	Income from Discontinued Operations before Income Taxes	0	251
	Income Tax Expense	0	93
	Income from Discontinued Operations	0	158
	Net Income	$ 3,727	$ 2,878
	Basic Earnings Per Share from Continuing Operations	$ 0.33	$ 0.25
	Diluted Earnings Per Share from Continuing Operations	$ 0.33	$ 0.25
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.01
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.01
	Basic Earnings Per Share	$ 0.33	$ 0.26
	Diluted Earnings Per Share	$ 0.33	$ 0.26
	Weighted-Average Shares Outstanding - Basic	11,135	11,056
	Weighted-Average Shares Outstanding - Diluted	11,258	11,165

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2006 and 2005

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss, Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2006	11,367	$114	$79,504	$(1,335)	$672	$55,488	$(2,408)	$(996)	$131,039
Comprehensive income:
Net income						3,727			3,727
Change in fair value of
securities available for sale, net of taxes				(527)					(527)
Total comprehensive income									3,200
Dividends declared ($.13 per share)						(1,456)			(1,456)
Purchase of deferred compensation shares					120			(120)	0
Effect of adoption of SFAS No. 123R			(324)		324				0
Shares issued under dividend reinvestment plan	3		68						68
Restricted stock issued			89						89
Common stock options exercised	31		308	____	_____	_______	________	_______	308
Balance, March 31, 2006	11,401	$114	$79,645	$(1,862)	$1,116	$57,759	$(2,408)	$(1,116)	$133,248

Balance, January 1, 2005	11,277	$113	$77,829	$501	$864	$46,148	$(2,408)	$(864)	$122,183
Comprehensive income:
Net income						2,878			2,878
Change in fair value of
securities available for sale, net of taxes				(1,527)					(1,527)
Total comprehensive income									1,351
Dividends declared ($.13 per share)						(1,438)			(1,438)
Purchase of deferred compensation shares					120			(120)	0
Deferred compensation paid in common stock held in grantor trust					(11)			11	0
Shares issued under dividend reinvestment plan	3		58						58
Common stock issued to directors	8		158						158
Restricted stock issued			513		(479)				34
Common stock options exercised	16	___	145	_______	____	_______	________	_______	145
Balance, March 31, 2005	11,304	$113	$78,703	$(1,026)	$494	$47,588	$(2,408)	$(973)	$122,491

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,727	$2,720
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of premises and equipment	694	646
Amortization and accretion of securities	86	114
Amortization of intangible assets	187	187
Provision for loan losses	692	1,210
Securities (gains) losses , net	44	(70)
Loss on sales of other real estate owned	23	10
Stock compensation	89	192
Increase in cash surrender value of life insurance	(80)	(58)
Changes in operating assets and liabilities:
Decrease (increase) in loans held for sale	1,611	(2,736)
Decrease in accrued income receivable	63	93
Increase in other assets	(3,316)	(463)
Decrease in other liabilities	(2,900)	(10)
Net cash provided by (used in) operating activities from continuing operations	920	1,835
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	(41)	414
Net (increase) decrease in loans	1,456	(27,150)
Proceeds from sales of other real estate owned	26	453
Purchases of premises and equipment, net	(3,262)	(1,853)
Proceeds from sales of securities available for sale	527	1,144
Proceeds from maturities of securities available for sale	4,076	4,367
Purchases of securities available for sale	(1,570)	(1,792)
Net cash provided by (used in) investing activities from continuing operations	1,212	(24,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(14,730)	67,290
Net increase (decrease) in short-term borrowings	2,218	(5,470)
Proceeds from FHLB advances and long-term debt	0	15,000
Payments of FHLB advances and long-term debt	(10,833)	0
Proceeds from exercise of common stock options	308	145
Dividends paid	(1,388)	(1,380)
Net cash provided by (used in) financing activities from continuing operations	(24,425)	75,585
CASH FLOWS FROM DISCONTINUED OPERATIONS-REVISED
Operating activities	0	344
Investing activities	0	(2,636)
Financing activities	0	2,483
Net cash provided by discontinued operations-revised	0	191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,293)	53,194
Cash and cash equivalents at beginning of period	86,010	45,320
Cash and cash equivalents at end of period	$63,717	$98,514
Supplemental disclosures of cash flow information:
Interest paid	$7,090	$ 3,608
Income taxes paid	6,500	550
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	68	58
Loans transferred to other real estate owned	78	30
Restricted stock issued to employees of BancTrust	726	513

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Note A: General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of Management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications of 2005 balances have been made to conform with classifications used in 2006.

On August 1, 2005, BancTrust sold all the capital stock of its wholly owned subsidiary, Sweet Water State Bank, for $6.5 million. BancTrust also received a dividend from Sweet Water State Bank of $500,000 at closing. The operations of Sweet Water State Bank are included in discontinued operations as required by Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Note B: Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), effective January 1, 2006 by implementing the modified prospective method. Under the provisions of SFAS 123R, compensation expense is recognized for options granted, modified or settled after January 1, 2006, utilizing the fair value of the grants over the vesting period. The Company estimates the fair value of options granted using the Black-Scholes options pricing model.

As of January 1, 2006, all stock options issued by the Company had vested, and no options were granted in the first quarter of 2006. Therefore, the Company has recorded no compensation expense for any of the stock options it has issued.

The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At March 31, 2006, options for 130 thousand shares were granted and outstanding under the 1993 Plan. Shares issued under the 1993 and the 2001 plan are issued from shares authorized but not issued.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through March 31, 2006, of which options to purchase 88 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock's market price at the date of grant. The options vest one year after date of issuance and expire after 10 years.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the 2001 Plan. In July of 2005, BancTrust issued 800 restricted shares of its common stock under the 2001 Plan. In January of 2006, BancTrust issued 36 thousand restricted shares of its common stock under the 2001 Plan. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the quarters ended March 31, 2006 and 2005 was $89 thousand and $34 thousand, respectively. In September of 2005, 3 thousand shares issued under the 2001 Plan were forfeited by an officer no longer employed by BancTrust. At March 31, 2006, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $961 thousand. The Company will recognize this expense over the remaining weighted average vesting period of 2.40 years.

Had compensation costs prior to the adoption of SFAS No. 123R for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123R, the Company's net income and earnings per share for the three-month period ended March 31, 2005 would have been as indicated below:

March 31, 2005
(in thousands, except per share amounts)
Net income as reported	$2,878
Add: Stock based compensation expense included in reported income, net of tax	21
Less: Stock based compensation expense determined under the fair value method, net of tax	(54)
Pro forma net income	$2,845
Earnings per share:
As reported - Basic	$0.26
As reported - Diluted	0.26
Pro forma - Basic	$0.26
Pro forma - Diluted	0.25

A summary of the status of and changes in the Company's stock option plans at March 31, 2006 and 2005 is as follows:

	March 31,
	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
(in thousands, except per share amounts)
Outstanding at beginning of year	249	$14.25	322	$13.56
Granted	0	N/A	0	N/A
Exercised	(31)	9.99	(16)	8.90
Forfeited	0	N/A	(1)	9.95
Outstanding at end of period	218	14.86	305	13.81
Exercisable at end of period	218	14.86	262	13.25
Weighted-average fair value of the options granted		N/A		N/A

At March 31, 2006, 69 thousand of the 218 thousand outstanding options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $10.92 and an average remaining contractual life of 4.03 years. Exercise prices for 144 thousand of these options were between $13.75 and $17.23 with a weighted-average exercise price of $16.48 and an average remaining contractual life of 5.47 years. The remaining 5 thousand options outstanding at March 31, 2006 had an exercise price of $22.19 and a remaining contractual life of 2.31 years. The total intrinsic value of share options exercised during the first quarter of 2006 and 2005 was $10.55 and $10.97, respectively. The intrinsic value of options exercised is the market price of a share of our stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at March 31, 2006 and 2005 was $1.6 million and $1.8 million, respectively. The intrinsic value of options outstanding at period-end is the market price of a share of our stock on the last day of the period less the weighted average exercise price times the number of options outstanding.

Note C: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123R applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity's shares or other equity instruments, or that may require settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period of fiscal 2006. The implementation of SFAS No. 123R did not have a material impact on the Company's financial condition or results of operations.

The Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of Issue 03-1 was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements of Issue 03-1 continue to be effective and have been implemented by the Company. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The implementation of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar assets found in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff's view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123R.

Note D: Retirement Plans

	Three Months Ended
	March 31, 2006	March 31, 2005
(in thousands)
Service cost	$ 148	$ 151
Interest cost	149	159
Expected return on plan assets	(156)	(150)
Amortization of prior service cost	2	2
Amortization of the net loss	39	37
Net periodic benefit cost	$ 182	$ 199

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2005 that it would, and it presently anticipates that it will, contribute $1.7 million to its pension plan in 2006.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the three-month periods ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
(in thousands)
Balance at beginning of period	$14,013	$ 9,608
Provision charged to operating expense	692	1,210
Loans charged-off	(169)	(381)
Recoveries	129	136
Balance at end of period	$14,665	$ 10,573

Note F: Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three-month periods ended March 31, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended March 31, 2006 and 2005:

Three Months Ended March 31, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,727	11,135	$0.33
Income from Discontinued Operations	0	11,135	0.00
Net Income	$3,727	11,135	$0.33
Dilutive securities:
Stock option plan shares		123
Diluted earnings per share (1):
Income from Continuing Operations	$3,727	11,258	$0.33
Income from Discontinued Operations	0	11,258	0.00
Net Income	$3,727	11,258	$0.33

Three Months Ended March 31, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$2,720	11,056	$0.25
Income from Discontinued Operations	158	11,056	0.01
Net Income	$2,878	11,056	$0.26
Dilutive securities:
Stock option plan shares		109
Diluted earnings per share (1):
Income from Continuing Operations	$2,720	11,165	$0.25
Income from Discontinued Operations	158	11,165	0.01
Net Income	$2,878	11,165	$0.26

___________________________________________

(1) The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarters ended March 31, 2006 and 2005, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax. For the three-month period ended March 31, 2006, the net unrealized loss on these securities increased by $843 thousand. For the three-month period ended March 31, 2005, the net unrealized gain on these securities decreased by $2.4 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the three-month periods ended March 31, 2006 and 2005, the Company recognized, net of related income taxes, a decrease of $527 thousand and a decrease of $1.5 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended March 31, 2006 and 2005:

(in thousands)	March 31,	March 31,
	2006	2005

Net Income	$3,727	$2,878
Net change in fair value of securities available for sale, net of tax of $333 and $890, respectively	(555)	(1,483)
Less reclassification adjustments for (losses) gains included in net income, net of tax of $(16) and $26, respectively	28	(44)
Comprehensive income	$3,200	$1,351

Note H: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms length cost basis. All intercompany transactions have been eliminated to determine the consolidated balances. The column "other" includes BancTrust and BancTrust Company. See Note J for information regarding Sweet Water State Bank.

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended March 31, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 10,859	$ 3,721	$ 6,582	$ 21	$ (513)	$ 20,670
Total interest expense	3,590	1,460	2,320	487	(513)	7,344
Net interest revenue	7,269	2,261	4,262	(466)	0	13,326
Provision for loan losses	375	167	150	0	0	692
Net interest revenue after provision for loan losses	6,894	2,094	4,112	(466)	0	12,634
Total non-interest revenue	1,018	604	513	547	0	2,682
Total non-interest expense	4,241	1,580	2,288	1,672	0	9,781
Income from continuing operations before income taxes	3,671	1,118	2,337	(1,591)	0	5,535
Income tax expense	1,275	327	795	(589)	0	1,808
Income from continuing operations	$ 2,396	$ 791	$ 1,542	$ (1,002)	$ 0	$ 3,727
Other significant items:
Total assets	$702,451	$242,663	$ 385,574	$168,005	$(217,232)	$1,281,461
Securities available for sale	100,790	16,762	9,825	975	0	128,352
Loans, net of unearned income	478,178	184,909	327,080	0	0	990,167
Investment in subsidiaries	176	403	0	160,617	(161,196)	0
Total interest revenue from external customers	10,346	3,721	6,582	21	0	20,670
Total interest revenue from affiliates	513	0	0	0	(513)	0
Depreciation of premises and equipment	358	100	218	18	0	694
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	22	35	29	0	0	86

Three Months Ended March 31, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 8,376	$ 2,789	$ 4,496	$ 10	$ (11)	$ 15,660
Total interest expense	1,840	762	1,035	339	(11)	3,965
Net interest revenue	6,536	2,027	3,461	(329)	0	11,695
Provision for loan losses	801	149	260	0	0	1,210
Net interest revenue after provision for loan losses	5,735	1,878	3,201	(329)	0	10,485
Total non-interest revenue	1,076	542	414	418	0	2,450
Total non-interest expense	4,171	1,544	1,881	1,324	0	8,920
Income from continuing operations before income taxes	2,640	876	1,734	(1,235)	0	4,015
Income tax expense	859	273	620	(457)	0	1,295
Income from continuing operations	$ 1,781	$ 603	$ 1,114	$ (778)	$ 0	$ 2,720
Other significant items:
Total assets(1)	$658,039	$217,310	$ 339,035	$153,543	$(152,695)	$1,270,289
Securities available for sale	105,899	19,101	11,823	1,311	0	138,134
Loans, net of unearned income	461,542	159,383	270,953	0	0	891,878
Investment in subsidiaries	318	379	0	149,998	(150,695)	0
Total interest revenue from external customers	8,366	2,789	4,495	10	0	15,660
Total interest revenue from affiliates	10	0	1	0	(11)	0
Depreciation of premises and equipment	334	111	184	17	0	646
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	39	41	34	0	0	114
__________________________
(1) Total consolidated assets include assets of Sweet Water State Bank of $55,057. See Note J.

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2006 was $35.0 million, and that sum represents the Company's maximum credit risk. At March 31, 2006, the Company had $350 thousand of liabilities associated with standby letter of credit agreements.

Note J: Sales of Subsidiaries and Discontinued Operations

On August 1, 2005, BancTrust sold all of the shares of capital stock of its wholly owned subsidiary, Sweet Water State Bank, to Tombigbee Bancshares, Inc. Tombigbee Bancshares, Inc. is a corporation formed by certain of the directors and management of Sweet Water State Bank for the purpose of purchasing Sweet Water State Bank from BancTrust. Tombigbee Bancshares, Inc. paid BancTrust $6.5 million at closing for all of the issued and outstanding shares of Sweet Water State Bank common stock, and BancTrust received a $500 thousand dividend at closing.

The results from discontinued operations for the three-month period ended March 31, 2005 are presented in the following table.

(in thousands)	Three Months Ended March 31,
2005
Total interest revenue	$777
Total interest expense	156
Net interest revenue	621
Provision for loan losses	0
Net interest revenue after provision for loan losses	621
Total non-interest income	125
Total non-interest expense	495
Income before income taxes	251
Income tax expense	93
Income from discontinued operations	$158

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2005 and March 31, 2006 and significant changes in operations for the three-month periods ended March 31, 2006 and 2005.

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

Recent Developments

Hurricane Katrina

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to some residences and commercial properties in our coastal Alabama markets. Since Hurricane Katrina, we have seen a slowdown in loans related to real estate sales and development activity, which we attribute to Hurricane Katrina and other recent storms. We continue to monitor the effects of Hurricane Katrina and its impact on our Company.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123R applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity's shares or other equity instruments, or that may require settlement by the issuance of an entity's shares or other equity instruments. The Company implemented SFAS No. 123R effective January 1, 2006. Under the provisions of SFAS 123R, compensation expense is recognized for options granted, modified or settled after January 1, 2006, utilizing the fair value of the grants over the vesting period. The Company estimates the fair value of options granted using the Black-Scholes options pricing model. As of January 1, 2006, all stock options issued by the Company had vested, and none were granted in the first quarter of 2006. Therefore, the Company has recorded no compensation expense for any of the stock options it has issued.

The Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of Issue 03-1 was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements of Issue 03-1 continue to be effective and have been implemented by the Company. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The implementation of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar assets found in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff's view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123R.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust's determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standard ("SFAS") Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

Management has a developed and documented systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows discounted at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

Financial Condition at March 31, 2006 and December 31, 2005

Overview

Total assets at March 31, 2006 were $1.281 billion, a decrease of $24.0 million, or 1.8 percent, from $1.305 billion at December 31, 2005. During the first three months of 2006, the Company reduced its long-term debt by $10.8 million, or 9.9 percent. Also during the first quarter of 2006, deposits decreased by $14.7 million, or 1.4 percent. Deposits at December 31, 2005 were higher than normal, possibly a result of an inflow of deposits as a result of Hurricane Katrina. The decreases in deposits and long-term debt were funded primarily with the decrease in cash and cash equivalents of $22.3 million, or 25.9 percent. During the first three months of 2006, loans decreased $1.9 million, or 0.2 percent, investment securities available for sale decreased by $4.0 million, or 3.0 percent, and short-term borrowings increased $2.2 million, or 25.8 percent.

Loans

Total loans, net of unearned income, decreased from $986.9 million at December 31, 2005 to $985.3 million at March 31, 2006, a decrease of $1.6 million, or 0.2 percent. Loan demand in our Northern Gulf Coast and Metropolitan Montgomery markets was strong from 2003 through the first half of 2005. Loan growth slowed in the Northern Gulf Coast region beginning in the second half of 2005, possibly a result of an increase in activity and severity of hurricanes, specifically Hurricane Katrina. Loan demand in these markets in the first quarter of 2006 remained weak.

The following table shows the breakdown of loans at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
(In thousands)
Commercial, Financial and Agricultural	$160,976	$168,645
Real Estate - Construction	346,453	340,858
Real Estate - Mortgage	424,813	429,323
Installment	58,820	55,720
Total Loans	$991,062	$994,546

Investment Securities

The composition of the investment portfolio by carrying amount is 0.24 percent U.S. Treasuries, 34.51 percent U.S. securities of government sponsored enterprises, 35.92 percent securities of state and political subdivisions, 26.15 percent mortgage-backed securities and 3.18 percent other securities. The tax-equivalent yield of the portfolio at March 31, 2006 was 5.07 percent, and the average maturity, excluding mortgage-backed securities as these have monthly principal payments, was 4 years and 7 months. We hold no trading securities or securities classified as held-to-maturity.

Deposits

Total deposits decreased from $1.042 billion at December 31, 2005 to $1.027 billion at March 31, 2006, a decrease of $14.7 million, or 1.4 percent. Non-interest-bearing demand deposits decreased $3.4 million, or 1.6 percent, which included a decrease in short-term commercial deposits. Interest-bearing demand deposits decreased $19.1 million, or 7.7 percent during the same period. Other time deposits, consisting of certificates of deposit, increased $7.2 million, or 3.2 percent, while large denomination time deposits increased $2.0 million, or 0.8 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $16.8 million, or 2.1 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as FHLB advances. At March 31, 2006, we had $32.0 million in brokered time deposits and $71.5 million in FHLB advances.

The following table shows the breakdown of deposits at March 31, 2006 and December 31, 2005.

(In thousands)	March 31, 2006	December 31, 2005
Non-Interest-Bearing Demand Deposits	$216,012	$219,440
Interest-Bearing Demand Deposits	229,649	248,779
Savings Deposits	97,335	98,751
Large Denomination Time Deposits (of $100 or more)	253,544	251,505
Other Time Deposits	230,575	223,370
Total Deposits	$1,027,115	$1,041,845

Long-term Debt

As of March 31, 2006, our long-term debt consisted of advances from the FHLB of $71.5 million, a $9.2 million bank loan and an $18.0 million junior subordinated note issued by BancTrust to a statutory trust subsidiary, in connection with an offering of $18.0 million of trust preferred securities completed on December 18, 2003. We used the proceeds from the trust preferred offering and the bank loan to finance a portion of the acquisition of CommerceSouth, Inc., pursuant to a merger of CommerceSouth with and into BancTrust. We decreased our FHLB advances by $10.0 million during the first three months of 2006. We began making principal payments on the bank loan in the first quarter of 2006.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
March 31, 2006		December 31, 2005
Accruing loans 90 days or more past due	$ 156	$ 551
Loans on non-accrual	7,499	5,267
Renegotiated loans	937	944
Total non-performing loans	8,592	6,762
Other real estate owned	457	428
Total non-performing assets	$9,049	$7,190

Accruing loans 90 days or more past due as a percent of loans	0.02%	0.06%
Total non-performing loans as a percent of loans	0.87%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	0.91%	0.72%

Accruing loans 90 days or more past due decreased from year-end 2005 to March 31, 2006 by $395 thousand. Loans on non-accrual increased from $5.3 million at December 31, 2005 to $7.5 million at March 31, 2006, primarily as a result of a $1.9 million residential mortgage loan being placed on nonaccrual. Management anticipates foreclosing on the real estate and has accrued an amount in the allowance for loan losses to cover anticipated losses.

Not included in the non-performing assets table are loans totaling $5.5 million at March 31, 2006, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses, and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non-performing loans, do not (i) represent or result from trends or uncertainties that Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The amount of impaired loans determined under SFAS No. 114 has been considered in the summary of non-performing assets above. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represents Management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses.

The allowance for loan losses represented 1.71 times non-performing loans at March 31, 2006 and 2.07 times non-performing loans at December 31, 2005. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2006 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at March 31, 2006 was 10.40 percent, compared to 10.04 percent at December 31, 2005. This increase resulted primarily from the decline in assets of $24.0 million. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.69 percent at March 31, 2006 compared to 11.21 percent at year end 2005.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $107.2 million at March 31, 2006 and $104.3 million at December 31, 2005. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $13.4 million at March 31, 2006 and $13.4 million at December 31, 2005. Total capital, which is Tier 1 capital plus Tier 2 capital, was $120.6 million at March 31, 2006, and $117.7 million at December 31, 2005. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.01 percent and 11.27 percent, respectively, at March 31, 2006, and 9.70 percent and 10.95 percent, respectively, at December 31, 2005. Both the March 31, 2006 and December 31, 2005 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our banks and on a consolidated basis.

The components of our risk-based capital calculations for March 31, 2006 are shown below:

March 31, 2006
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$89,198
Debt related to issuance of trust preferred securities	18,000
Total Tier 1 capital	107,198

Tier 2 capital-Allowable portion of the allowance for loan losses	13,396
Total capital (Tiers 1 and 2)	$120,594

Risk-weighted assets	$1,070,458
Quarterly average assets	1,242,450
Risk-based capital ratios:
Tier I capital	10.01%
Total capital (Tiers 1 and 2)	11.27%

During the first quarter of 2006, BancTrust declared a regular quarterly dividend of $0.13 per share, payable April 3, 2006 to shareholders of record as of March 15, 2006.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $105.2 million at March 31, 2006 and $133.3 million at December 31, 2005. Liquid assets represented 8.2 percent of total assets at March 31, 2006 as compared to 10.2 percent at December 31, 2005. The net change in cash and cash equivalents for the three-month period ended March 31, 2006 was a decrease of $22.3 million, or 25.9 percent, used primarily to fund our decrease in deposits and long-term debt. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

Net Income

The Company recorded income from continuing operations of $3.7 million, or $0.33 per share, during the first quarter of 2006, compared to income from continuing operations in the first quarter of 2005 of $2.7 million, or $0.25 per share. We recorded income from discontinued operations of $158 thousand, or $0.01 per share, in the first quarter of 2005. Net interest revenue increased by $1.6 million, or 13.9 percent from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase is a result of a significant increase in loans over the corresponding period in 2005 and to the increase in the net interest margin. Average interest-earning assets increased from $1.035 billion for the first three months of 2005 to $1.148 billion in the first three months of 2006, an increase of $112.9 million or 10.9 percent. Our net interest margin increased to 4.78 percent for the first quarter of 2006 compared to 4.69 percent for the first quarter of 2005. Our net interest margin has increased primarily because we are slightly asset sensitive. We anticipate that deposit interest rates will continue to rise for a period of time after the Federal Reserve Bank completes its current program of rate increases. As a result, our net interest margin could be adversely affected in future quarters.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. (See Asset Quality and Allowance for Loan Losses, above). Net charge-offs from continuing operations in the first quarter of 2006 were $40 thousand compared to $245 thousand in the same period for 2005. The provision for loan losses was $692 thousand in the first quarter of 2006 compared to $1.2 million for the comparable period in 2005, with the reduction being primarily in response to the lack of loan growth. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.48 percent at March 31, 2006 and 1.41 percent at December 31, 2005. Classified loans have increased by approximately $1.3 million , or 10.1 percent, since December 31, 2005, primarily as a result of a $1.9 million residential mortgage loan being placed on nonaccrual and being added to classified loans.

Non-Interest Revenue and Expense

Non-interest revenue was $2.7 million for the first quarter of 2006, an increase of $232 thousand, or 9.5 percent, from the quarter ended March 31, 2005. Excluding securities gains and losses, net non-interest revenue increased $346 thousand during the first quarter of 2006 relative to the first quarter of 2005. Mortgage loan fees were $602 thousand for the first quarter of 2006, compared to $494 thousand for the same period in 2005. This increase of $108 thousand, or 21.9 percent, follows a staff increase in our mortgage loan departments and what we have perceived to be an increase in home purchases in the markets we serve. Trust revenue in the first three months of 2006 of $544 thousand was up from $415 thousand for the same period in 2005. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up only slightly, primarily as a result of our having increased the analysis earnings credit on our corporate checking accounts. Securities losses were $44 thousand in the first quarter of 2006 compared to securities gains of $70 thousand for the same period last year. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth. During the first quarter of 2006, BancTrust sold a trust preferred security at a loss. In the first quarter of 2006, Management evaluated the likelihood of this security being called and at what price it would be called. Management had performed similar evaluations quarterly and determined that it was likely that the security would be held until it had recovered its book value. Based on its quarterly evaluation in the first quarter of 2006, the Company determined that is was likely that the security would be called and that the Company would recognize a loss when it was called. Because the market price at the time of this evaluation was higher than the anticipated call price, and because the security was not considered to be other than temporarily impaired, the Company sold the security for a loss of $44 thousand.

Salary and employee benefit expense increased by $358 thousand, or 7.5 percent, from the first quarter of 2005 to the first quarter of 2006, primarily as a result of normal merit raises, additions to staff, and the expensing of restricted stock grants.

Net occupancy expense was $754 thousand in the first quarter of 2006, an increase of $84 thousand, or 12.5 percent, from the same period of 2005, primarily attributable to the opening of new branches and increased costs of general maintenance of older buildings that we occupy. Furniture and equipment expense increased $10 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $3.0 million for the quarter ended March 31, 2006 compared to $2.6 million for the quarter ended March 31, 2005, an increase of $409 thousand, or 15.9 percent. Contributing to the increase in other expense were costs related to advertising, increased data processing cost related to the growth of the Florida and Eufaula Banks, increased legal fees, increased accounting fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002 and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees.

Anticipated significant capital expenditures over the next twelve months include construction of a new branch facility for the Mobile Bank, construction of a new branch facility for the Florida Bank and the renovation of a data processing facility for the Mobile Bank.

Income tax expense from continuing operations was $1.8 million for the first quarter of 2006, compared to $1.3 million for the same period in 2005, reflecting higher taxable income. The effective combined federal and state tax rates for the first quarter of 2006 and 2005 were 32.7 percent and 32.3 percent, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company, as part of its ongoing business operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2006 was $35.0 million, and that sum represents the Company's maximum credit risk. At March 31, 2006, the Company had $350 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2006. Through March 31, 2006, Management has not utilized derivatives as a part of this process.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended March 31, 2006 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/06-01/31/06	4,300	$20.52	0	229,951
02/01/06-02/28/06	0	$ 0.00	0	229,951
03/01/05-03/31/06	1,256	$21.99	0	222,951
Total	5,556	$20.85	0	222,951

__________________

  5,556 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

05/09/2006	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

05/09/2006	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002