Form 10-Q
period 2006-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2006-08-09
CIK 783739

______________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FROM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ____ Accelerated filer X Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Shares of common stock ($0.01 par) outstanding at August 4, 2006: 11,155,593

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	June 30, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$54,342	$54,010
Federal Funds Sold	27,051	32,000
Total Cash and Cash Equivalents	81,393	86,010
Interest-Bearing Deposits	265	374
Securities Available for Sale	124,606	132,354
Loans Held for Sale	9,227	6,437

Loans	995,439	986,915
Allowance for Loan Losses	(14,764)	(14,013)
Loans, Net	980,675	972,902

Premises and Equipment, Net	43,947	39,736
Accrued Income Receivable	6,938	7,065
Goodwill	41,952	41,952
Other Intangible Assets	3,428	3,802
Cash Surrender Value of Life Insurance	5,064	4,932
Other Assets	13,903	9,933
Total Assets	$1,311,398	$1,305,497

LIABILITIES
Non-Interest-Bearing Demand Deposits	$220,735	$219,440
Interest-Bearing Demand Deposits	231,309	248,779
Savings Deposits	92,855	98,751
Large Denomination Time Deposits (of $100 or more)	263,790	251,505
Other Time Deposits	244,692	223,370
Total Deposits	1,053,381	1,041,845
Short-Term Borrowings	15,264	8,595
Federal Home Loan Bank Advances and Long-Term Debt	97,833	109,500
Other Liabilities	9,771	14,518
Total Liabilities	1,176,249	1,174,458

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	0	0
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2006-11,408; 2005-11,369	114	114
Additional Paid in Capital	79,869	79,504
Accumulated Other Comprehensive Loss, Net	(2,616)	(1,335)
Deferred Compensation Payable in Common Stock	1,071	996
Retained Earnings	60,190	55,488
Unearned Compensation	0	(324)
Less: Treasury Stock of 256 Shares in 2006 and 2005, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 58 Shares in 2006 and 55 Shares in 2005	(1,071)	(996)
Total Shareholders' Equity	135,149	131,039
Total Liabilities and Shareholders' Equity	$1,311,398	$1,305,497

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2006	2005
	Interest Revenue:
	Loans	$20,100	$16,208
Securities Available for Sale:	Taxable	1,017	915
	Non-Taxable	458	508
	Other	266	78
	Total Interest Revenue	21,841	17,709

	Interest Expense:
	Deposits	7,033	3,789
	Short-Term Borrowings	120	188
	FHLB Advances and Long-Term Debt	1,325	858
	Total Interest Expense	8,478	4,835

	Net Interest Revenue	13,363	12,874
	Provision for Loan Losses	691	1,457
	Net Interest Revenue after Provision for Loan Losses	12,672	11,417

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,132	1,136
	Trust Income	550	413
	Securities Gains	0	15
	Other Income	1,047	1,198
	Total Non-Interest Revenue	2,729	2,762

	Non-Interest Expense:
	Salaries	3,572	3,455
	Pensions and Employee Benefits	1,709	1,513
	Net Occupancy Expense	703	639
	Furniture and Equipment Expense	725	747
	Intangible Amortization	187	187
	Other Expense	2,675	2,623
	Total Non-Interest Expense	9,571	9,164

	Income from Continuing Operations before Income Taxes	5,830	5,015
	Income Tax Expense	1,937	1,576
	Income from Continuing Operations	3,893	3,439
	Income from Discontinued Operations before Income Taxes	0	232
	Income Tax Expense	0	85
	Income from Discontinued Operations	0	147
	Net Income	$ 3,893	$ 3,586
	Basic Earnings Per Share from Continuing Operations	$ 0.35	$ 0.31
	Diluted Earnings Per Share from Continuing Operations	$ 0.35	$ 0.31
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.01
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.01
	Basic Earnings Per Share	$ 0.35	$ 0.32
	Diluted Earnings Per Share	$ 0.35	$ 0.32
	Weighted-Average Shares Outstanding - Basic	11,152	11,097
	Weighted-Average Shares Outstanding - Diluted	11,294	11,178

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2006	2005
	Interest Revenue:
	Loans	$38,975	$30,369
Securities Available for Sale:	Taxable	2,033	1,837
	Non-Taxable	917	1,028
	Other	586	135
	Total Interest Revenue	42,511	33,369

	Interest Expense:
	Deposits	12,973	7,105
	Short-Term Borrowings	201	265
	FHLB Advances and Long-Term Debt	2,648	1,430
	Total Interest Expense	15,822	8,800

	Net Interest Revenue	26,689	24,569
	Provision for Loan Losses	1,383	2,667
	Net Interest Revenue after Provision for Loan Losses	25,306	21,902

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,208	2,171
	Trust Income	1,094	828
	Securities Gains (Losses), Net	(44)	85
	Other Income	2,153	2,128
	Total Non-Interest Revenue	5,411	5,212

	Non-Interest Expense:
	Salaries	6,991	6,729
	Pensions and Employee Benefits	3,430	3,021
	Net Occupancy Expense	1,457	1,309
	Furniture and Equipment Expense	1,445	1,457
	Intangible Amortization	374	374
	Other Expense	5,655	5,194
	Total Non-Interest Expense	19,352	18,084

	Income from Continuing Operations before Income Taxes	11,365	9,030
	Income Tax Expense	3,745	2,871
	Income from Continuing Operations	7,620	6,159
	Income from Discontinued Operations before Income Taxes	0	483
	Income Tax Expense	0	178
	Income from Discontinued Operations	0	305
	Net Income	$ 7,620	$ 6,464
	Basic Earnings Per Share from Continuing Operations	$ 0.68	$ 0.55
	Diluted Earnings Per Share from Continuing Operations	$ 0.68	$ 0.55
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.03
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.03
	Basic Earnings Per Share	$ 0.68	$ 0.58
	Diluted Earnings Per Share	$ 0.68	$ 0.58
	Weighted-Average Shares Outstanding - Basic	11,144	11,077
	Weighted-Average Shares Outstanding - Diluted	11,276	11,172

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2006 and 2005

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2006	11,369	$114	$79,504	$(1,335)	$672	$55,488	$(2,408)	$(996)	$131,039
Comprehensive income:
Net income						7,620			7,620
Change in fair value of
securities available for sale, net of taxes				(1,281)					(1,281)
Total comprehensive income									6,339
Dividends declared ($.26 per share)						(2,918)			(2,918)
Purchase of deferred compensation shares					162			(162)	0
Deferred compensation paid in common stock held in grantor trust					(87)			87
Effect of adoption of SFAS No. 123R			(324)		324				0
Shares issued under dividend reinvestment plan	8		144						144
Stock compensation amortization			220						220
Common stock options exercised	31		325	____	_____	_______	________	_______	325
Balance, June 30, 2006	11,408	$114	$79,869	$(2,616)	$1,071	$60,190	$(2,408)	$(1,071)	$135,149

Balance, January 1, 2005	11,277	$113	$77,829	$501	$864	$46,148	$(2,408)	$(864)	$122,183
Comprehensive income:
Net income						6,464			6,464
Change in fair value of
securities available for sale, net of taxes				(274)					(274)
Total comprehensive income									6,190
Dividends declared ($.26 per share)						(2,884)			(2,884)
Purchase of deferred compensation shares					148			(148)	0
Deferred compensation paid in common stock held in grantor trust					(5)			5	0
Shares issued under dividend reinvestment plan	6		118						118
Common stock issued to directors	8		158						158
Restricted stock issued and amortization			513		(437)				76
Common stock options exercised	53	1	582	_______	____	_______	________	_______	583
Balance, June 30, 2005	11,344	$114	$79,200	$227	$570	$49,728	$(2,408)	$(1,007)	$126,424

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$7,620	$6,159
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of premises and equipment	1,410	1,313
Amortization and accretion of securities, net	174	208
Amortization of intangible assets	374	374
Provision for loan losses	1,383	2,667
Securities (gains) losses , net	44	(85)
(Gain) Loss on sales of other real estate owned, net	(1)	19
Stock compensation	220	234
Increase in cash surrender value of life insurance	(132)	(109)
Changes in operating assets and liabilities:
Increase in loans held for sale	(2,790)	(7,340)
(Increase) decrease in accrued income receivable	127	(941)
Increase in other assets	(3,335)	(886)
Increase (decrease) in other liabilities	(4,747)	441
Net cash provided by operating activities from continuing operations	347	2,054
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	109	414
Net increase in loans	(9,243)	(113,903)
Proceeds from sales of other real estate owned	212	501
Purchases of premises and equipment, net	(5,621)	(2,489)
Proceeds from sales of securities available for sale	527	1,686
Proceeds from maturities of securities available for sale	7,033	7,767
Purchases of securities available for sale	(2,070)	(3,281)
Net cash used in investing activities from continuing operations	(9,053)	(109,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,536	82,260
Net increase in short-term borrowings	6,669	6,558
Proceeds from FHLB advances and long-term debt	35,000	35,000
Payments of FHLB advances and long-term debt	(46,667)	0
Proceeds from exercise of common stock options	325	583
Dividends paid	(2,774)	(2,766)
Net cash provided by financing activities from continuing operations	4,089	121,635
CASH FLOWS FROM DISCONTINUED OPERATIONS-REVISED
Operating activities	0	479
Investing activities	0	(837)
Financing activities	0	527
Net cash provided by discontinued operations-revised	0	169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,617)	14,553
Cash and cash equivalents at beginning of period	86,010	45,320
Cash and cash equivalents at end of period	$81,393	$59,873
Supplemental disclosures of cash flow information:
Interest paid	$15,085	$ 8,180
Income taxes paid	12,044	3,258
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	144	118
Loans transferred to other real estate owned	87	181
Fair value of restricted stock issued to employees of BancTrust	1,393	513

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Certain reclassifications of 2005 balances have been made to conform to classifications used in 2006.

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

As of January 1, 2006, all stock options issued by the Company had vested and therefore, the Company has recorded no compensation expense for any of the stock options issued prior to January 1, 2006. On April 19, 2006 the Company issued 1,000 stock options. The Company will recognize $11 thousand as compensation expense for these options over the one year vesting period, of which $2 thousand was recognized in the first six months of 2006. The fair value of each option granted in the first six months of 2006 of $10.81 per share was calculated using the Black-Scholes option pricing model using a risk-free interest rate of 4.96 percent, an expected dividend yield of 2.4 percent, an expected average life of 7.35 years and an expected volatility of 45 percent. At June 30, 2006, the total compensation expense related to nonvested stock options issued by the Company not yet recognized was $9 thousand. The Company will recognize this expense over the remaining vesting period of 9.50 months.

The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At June 30, 2006, options for 131 thousand shares were granted and outstanding under the 1993 Plan. Shares issued under the 1993 and the 2001 plan are issued from shares authorized but not issued.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 108 thousand shares under the 2001 Plan through June 30, 2006, of which options to purchase 88 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock's market price at the date of grant. The options vest one year after date of issuance and expire after 10 years.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the 2001 Plan. In July of 2005, BancTrust issued 800 restricted shares of its common stock under the 2001 Plan. In January of 2006, BancTrust issued 36 thousand restricted shares of its common stock under the 2001 Plan. In June of 2006, BancTrust issued 32 thousand restricted shares of its common stock under the 2001 Plan. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the quarters ended June 30, 2006 and 2005 was $128 thousand and $43 thousand, respectively. The resulting pre-tax charge for the six months ended June 30, 2006 and 2005 was $218 thousand and $76 thousand, respectively. In September of 2005, 3 thousand shares issued under the 2001 Plan were forfeited by an officer no longer employed by BancTrust. At June 30, 2006, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $1.5 million. The Company will recognize this expense over the remaining weighted average vesting period of 2.52 years.

Had compensation costs prior to the adoption of SFAS No. 123R for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123R, the Company's net income and earnings per share for the three- and six-month periods ended June 30, 2005 would have been as indicated below:

Three Months Ended
June 30, 2005
(in thousands, except per share amounts)
Net income as reported	$3,586
Add: Stock based compensation expense included in reported income, net of tax	27
Less: Stock based compensation expense determined under the fair value method, net of tax	(60)
Pro forma net income	$3,553
Earnings per share:
As reported - Basic	$0.32
As reported - Diluted	0.32
Pro forma - Basic	$0.32
Pro forma - Diluted	0.32

Six Months Ended
June 30, 2005
(in thousands, except per share amounts)
Net income as reported	$6,464
Add: Stock based compensation expense included in reported income, net of tax	48
Less: Stock based compensation expense determined under the fair value method, net of tax	(114)
Pro forma net income	$6,398
Earnings per share:
As reported - Basic	$0.58
As reported - Diluted	0.58
Pro forma - Basic	$0.58
Pro forma - Diluted	0.57

A summary of the status of and changes in the Company's stock option plans at June 30, 2006 and 2005 is as follows:

	June 30,
	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
(in thousands, except per share amounts)
Outstanding at beginning of year	249	$14.25	322	$13.56
Granted	1	21.58	0	N/A
Exercised	(31)	10.22	(53)	10.83
Expired	0	N/A	0	N/A
Forfeited	0	N/A	(1)	9.95
Outstanding at end of period	219	14.88	268	14.10
Exercisable at end of period	218	14.85	224	13.51
Weighted-average fair value of the options granted		$10.81		N/A

At June 30, 2006, 69 thousand of the 219 thousand outstanding options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $10.92 and an average remaining contractual life of 3.77 years. Exercise prices for 144 thousand of these options were between $13.75 and $17.23 with a weighted-average exercise price of $16.48 and an average remaining contractual life of 5.21 years. The remaining 6 thousand options outstanding at June 30, 2006 had exercise prices between $21.58 and $22.19 with a weighted-average exercise price of $22.09 and an average remaining contractual life of 3.35 years. The average intrinsic value per share of stock options exercised during the first six months of 2006 and 2005 was $10.36 and $8.48, respectively. The total intrinsic value of stock options exercised during the first six months of 2006 and 2005 was $323 thousand and $452 thousand, respectively. The intrinsic value of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at June 30, 2006 and 2005 was $1.9 million and $1.3 million, respectively. The aggregate intrinsic value of the exercisable options outstanding at June 30, 2006 and 2005 was $1.9 million and $1.2 million, respectively. The intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted average exercise price times the number of options outstanding. The weighted average remaining life of exercisable stock options outstanding at June 30, 2006 and 2005 was 4.68 years and 4.32 years, respectively.

Note C: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123R applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity's shares or other equity instruments, or that may require settlement by the issuance of an entity's shares or other equity instruments. This statement became effective for the Company as of the first interim period of fiscal 2006. The implementation of SFAS No. 123R did not have a material impact on the Company's financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. The Company has not yet evaluated the impact of the implementation of FIN 48 on its consolidated financial statements.

Note D: Retirement Plans

	Three Months Ended
	June 30, 2006	June 30, 2005
(in thousands)
Service cost	$ 148	$ 151
Interest cost	149	159
Expected return on plan assets	(156)	(150)
Amortization of prior service cost	2	2
Amortization of the net loss	39	37
Net periodic benefit cost	$ 182	$ 199

	Six Months Ended
	June 30, 2006	June 30, 2005
(in thousands)
Service cost	$ 296	$ 302
Interest cost	298	318
Expected return on plan assets	(312)	(300)
Amortization of prior service cost	4	4
Amortization of the net loss	78	74
Net periodic benefit cost	$ 364	$ 398

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2005 that it would, and it presently anticipates that it will, contribute $1.7 million to its pension plan in 2006, of which $221 thousand was contributed in the first six months of 2006.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the three-month periods ended June 30, 2006 and 2005 are summarized as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
(in thousands)
Balance at beginning of period	$14,665	$10,573
Provision charged to operating expense	691	1,457
Loans charged-off	(643)	(117)
Recoveries	51	71
Balance at end of period	$14,764	$ 11,984

The changes in the allowance for losses on loans from continuing operations for the six-month periods ended June 30, 2006 and 2005 are summarized as follows:

	Six Months Ended
	June 30, 2006	June 30, 2005
(in thousands)
Balance at beginning of period	$14,013	$ 9,608
Provision charged to operating expense	1,383	2,667
Loans charged-off	(812)	(498)
Recoveries	180	207
Balance at end of period	$14,764	$ 11,984

Note F: Earnings Per Share

Basic earnings per share for the three- and six-month periods ended June 30, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and six-month periods ended June 30, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended June 30, 2006 and 2005:

Three Months Ended June 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,893	11,152	$0.35
Income from Discontinued Operations	0	11,152	0.00
Net Income	$3,893	11,152	$0.35
Dilutive securities:
Stock option plan shares		142
Diluted earnings per share (1):
Income from Continuing Operations	$3,893	11,294	$0.35
Income from Discontinued Operations	0	11,294	0.00
Net Income	$3,893	11,294	$0.35

Three Months Ended June 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,439	11,097	$0.31
Income from Discontinued Operations	147	11,097	0.01
Net Income	$3,586	11,097	$0.32
Dilutive securities:
Stock option plan shares		81
Diluted earnings per share (1):
Income from Continuing Operations	$3,439	11,178	$0.31
Income from Discontinued Operations	147	11,178	0.01
Net Income	$3,586	11,178	$0.32

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 6 thousand and 5 thousand shares for the quarters ended June 30, 2006 and 2005, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables present the earnings per share calculations for the six-month periods ended June 30, 2006 and 2005:

Six Months Ended June 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$7,620	11,144	$0.68
Income from Discontinued Operations	0	11,144	0.00
Net Income	$7,620	11,144	$0.68
Dilutive securities:
Stock option plan shares		132
Diluted earnings per share (1):
Income from Continuing Operations	$7,620	11,276	$0.68
Income from Discontinued Operations	0	11,276	0.00
Net Income	$7,620	11,276	$0.68

Six Months Ended June 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$6,159	11,077	$0.55
Income from Discontinued Operations	305	11,077	0.03
Net Income	$6,464	11,077	$0.58
Dilutive securities:
Stock option plan shares		95
Diluted earnings per share (1):
Income from Continuing Operations	$6,159	11,172	$0.55
Income from Discontinued Operations	305	11,172	0.03
Net Income	$6,464	11,172	$0.58

___________________________________________

(1) The Company excluded from the calculation of diluted earnings per share 6 thousand and 5 thousand shares for the six months ended June 30, 2006 and 2005, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the six-month period ended June 30, 2006, the net unrealized loss on these securities increased by $2.1 million. For the six-month period ended June 30, 2005, the net unrealized loss on these securities increased by $438 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the six-month periods ended June 30, 2006 and 2005, the Company recognized, net of related income taxes, a decrease of $1.3 million and a decrease of $274 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended June 30, 2006 and 2005:

(in thousands)	June 30,	June 30,
	2006	2005

Net Income	$3,893	$3,586
Net change in fair value of securities available for sale, net of taxes of ($452) and $757, respectively	(754)	1,263
Less reclassification adjustments for losses (gains) included in net income, net of taxes of $0 and $5, respectively	0	(10)
Comprehensive income	$3,139	$4,839

The following table shows comprehensive income for the six-month periods ended June 30, 2006 and 2005:

(in thousands)	June 30,	June 30,
	2006	2005

Net Income	$7,620	$6,464
Net change in fair value of securities available for sale, net of taxes of ($785) and ($133), respectively	(1,309)	(221)
Less reclassification adjustments for losses (gains) included in net income, net of taxes of $(16) and $32, respectively	28	(53)
Comprehensive income	$6,339	$6,190

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

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended June 30, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 11,444	$ 4,036	$ 6,925	$ 16	$ (580)	$ 21,841
Total interest expense	4,048	1,660	2,839	511	(580)	8,478
Net interest revenue	7,396	2,376	4,086	(495)	0	13,363
Provision for loan losses	375	166	150	0	0	691
Net interest revenue after provision for loan losses	7,021	2,210	3,936	(495)	0	12,672
Total non-interest revenue	1,076	608	488	557	0	2,729
Total non-interest expense	4,183	1,647	2,299	1,442	0	9,571
Income from continuing operations before income taxes	3,914	1,171	2,125	(1,380)	0	5,830
Income tax expense	1,365	352	729	(509)	0	1,937
Income from continuing operations	$ 2,549	$ 819	$ 1,396	$ (871)	$ 0	$ 3,893
Other significant items:
Total assets	$720,282	$252,165	$ 377,554	$166,728	$(205,331)	$1,311,398
Securities available for sale	97,698	16,106	9,821	981	0	124,606
Loans, net of unearned income and loans held for sale	502,213	184,019	318,434	0	0	1,004,666
Investment in subsidiaries	233	407	0	162,533	(163,173)	0
Total interest revenue from external customers	11,058	3,842	6,925	16	0	21,841
Total interest revenue from affiliates	386	194	0	0	(580)	0
Depreciation of premises and equipment	378	100	225	13	0	716
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	30	32	26	0	0	88

Three Months Ended June 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 9,290	$ 3,056	$ 5,483	$ 11	$ (131)	$ 17,709
Total interest expense	2,278	897	1,414	377	(131)	4,835
Net interest revenue	7,012	2,159	4,069	(366)	0	12,874
Provision for loan losses	812	205	440	0	0	1,457
Net interest revenue after provision for loan losses	6,200	1,954	3,629	(366)	0	11,417
Total non-interest revenue	1,155	618	573	416	0	2,762
Total non-interest expense	4,337	1,589	2,028	1,210	0	9,164
Income from continuing operations before income taxes	3,018	983	2,174	(1,160)	0	5,015
Income tax expense	1,001	278	726	(429)	0	1,576
Income from continuing operations	$ 2,017	$ 705	$ 1,448	$ (731)	$ 0	$ 3,439
Other significant items:
Total assets(1)	$714,729	$234,977	$ 372,631	$156,460	$(211,722)	$1,320,542
Securities available for sale	105,355	19,034	11,877	1,219	0	137,485
Loans, net of unearned income and loans held for sale	510,258	171,156	301,926	0	0	983,340
Investment in subsidiaries	377	383	0	153,417	(154,177)	0
Total interest revenue from external customers	9,160	3,055	5,483	11	0	17,709
Total interest revenue from affiliates	130	1	0	0	(131)	0
Depreciation of premises and equipment	341	110	200	16	0	667
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	39	32	23	0	0	94
__________________________
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,467. See Note J.
Six Months Ended June 30, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 22,303	$ 7,757	$ 13,507	$ 37	$ (1,093)	$ 42,511
Total interest expense	7,638	3,120	5,159	998	(1,093)	15,822
Net interest revenue	14,665	4,637	8,348	(961)	0	26,689
Provision for loan losses	750	333	300	0	0	1,383
Net interest revenue after provision for loan losses	13,915	4,304	8,048	(961)	0	25,306
Total non-interest revenue	2,094	1,212	1,001	1,104	0	5,411
Total non-interest expense	8,424	3,227	4,587	3,114	0	19,352
Income from continuing operations before income taxes	7,585	2,289	4,462	(2,971)	0	11,365
Income tax expense	2,640	679	1,524	(1,098)	0	3,745
Income from continuing operations	$ 4,945	$ 1,610	$ 2,938	$ (1,873)	$ 0	$ 7,620
Other significant items:
Total assets	$720,282	$252,165	$ 377,554	$166,728	$(205,331)	$1,311,398
Securities available for sale	97,698	16,106	9,821	981	0	124,606
Loans, net of unearned income and loans held for sale	502,213	184,019	318,434	0	0	1,004,666
Investment in subsidiaries	233	407	0	162,533	(163,173)	0
Total interest revenue from external customers	21,404	7,563	13,507	37	0	42,511
Total interest revenue from affiliates	899	194	0	0	(1,093)	0
Depreciation of premises and equipment	736	200	443	31	0	1,410
Amortization of intangible assets	0	154	220	0	0	374
Amortization and accretion of securities	52	67	55	0	0	174

Six Months Ended June 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 17,666	$ 5,845	$ 9,979	$ 21	$ (142)	$ 33,369
Total interest expense	4,118	1,659	2,449	716	(142)	8,800
Net interest revenue	13,548	4,186	7,530	(695)	0	24,569
Provision for loan losses	1,613	354	700	0	0	2,667
Net interest revenue after provision for loan losses	11,935	3,832	6,830	(695)	0	21,902
Total non-interest revenue	2,232	1,160	987	833	0	5,212
Total non-interest expense	8,509	3,133	3,909	2,533	0	18,084
Income from continuing operations before income taxes	5,658	1,859	3,908	(2,395)	0	9,030
Income tax expense	1,860	551	1,346	(886)	0	2,871
Income from continuing operations	$ 3,798	$ 1,308	$ 2,562	$ (1,509)	$ 0	$ 6,159
Other significant items:
Total assets(1)	$714,729	$234,977	$ 372,631	$156,460	$(211,722)	$1,320,542
Securities available for sale	105,355	19,034	11,877	1,219	0	137,485
Loans, net of unearned income and loans held for sale	510,258	171,156	301,926	0	0	983,340
Investment in subsidiaries	377	383	0	153,417	(154,177)	0
Total interest revenue from external customers	17,526	5,844	9,978	21	0	33,369
Total interest revenue from affiliates	140	1	1	0	(142)	0
Depreciation of premises and equipment	675	221	384	33	0	1,313
Amortization of intangible assets	0	154	220	0	0	374
Amortization and accretion of securities	78	73	57	0	0	208
__________________________
(1) Total consolidated assets include assets of Sweet Water State Bank of $53,467. See Note J.

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2006 was $37.3 million, and that sum represents the Company's maximum credit risk. At June 30, 2006, the Company had $373 thousand of liabilities associated with standby letter of credit agreements.

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

The results from discontinued operations for the three- and six-month periods ended June 30, 2005 are presented in the following table.

(in thousands)	Three Months Ended June 30,
2005
Total interest revenue	$822
Total interest expense	173
Net interest revenue	649
Provision for loan losses	0
Net interest revenue after provision for loan losses	649
Total non-interest income	138
Total non-interest expense	555
Income before income taxes	232
Income tax expense	85
Income from discontinued operations	$147

(in thousands)	Six Months Ended June 30,
2005
Total interest revenue	$1,599
Total interest expense	329
Net interest revenue	1,270
Provision for loan losses	0
Net interest revenue after provision for loan losses	1,270
Total non-interest income	263
Total non-interest expense	1,050
Income before income taxes	483
Income tax expense	178
Income from discontinued operations	$305

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2005 and June 30, 2006 and significant changes in operations for the three-month periods ended June 30, 2006 and 2005 as well as significant changes in operations for the six-month periods ended June 30, 2006 and 2005.

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

Recent Developments

Hurricane Katrina

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to some residences and commercial properties in our coastal Alabama markets. Since Hurricane Katrina, we have seen a slowdown in loans related to real estate sales and development activity in our coastal markets, which we attribute to Hurricane Katrina and other recent storms and to the increased costs of, and difficulty in placing, property insurance along the Gulf Coast. We continue to monitor the effects of Hurricane Katrina and its impact on our Company.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123R applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity's shares or other equity instruments, or that may require settlement by the issuance of an entity's shares or other equity instruments. This statement became effective for the Company as of the first interim period of fiscal 2006. The implementation of SFAS No. 123R did not have a material impact on the Company's financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. The Company has not yet evaluated the impact of the implementation of FIN 48 on its consolidated financial statements.

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

Financial Condition at June 30, 2006 and December 31, 2005

Overview

Our assets at June 30, 2006 were only slightly higher than assets at December 31, 2005. Our Florida bank's growth has slowed in part due to a slow down in the real estate market in our Florida market. We have shifted our focus from growing loans to growing deposits in this market.

The Mobile Bank recently hired a Mobile market president, a Baldwin County market president, five commercial lenders, a credit administration officer, a corporate treasury management officer and appropriate support staff. For the past 13 years we have expanded and grown through mergers, and, while we may continue to acquire banks, we have decided to invest in and expand in the markets we currently serve. We are currently building a branch in Mobile, Alabama, a branch at the western end of Panama City Beach, Florida and a loan production office in Port St. Joe, Florida. We are also planning to open an office in a temporary location in DeFuniak Springs, Florida in the third quarter of 2006. We expect to begin building a permanent branch in DeFuniak Springs, Florida next year and to begin building a branch in Fairhope, Alabama in the third quarter of 2006. We hope to have a location in the Tillman's Corner area of our Mobile market in the near future.

Total assets at June 30, 2006 were $1.311 billion, an increase of $5.9 million, or 0.5 percent, from $1.305 billion at December 31, 2005. During the first six months of 2006, the Company reduced its long-term debt by $11.7 million, or 10.7 percent and loans increased $8.5 million, or 0.9 percent. These uses of funds were offset by an increase in deposits of $11.5 million, or 1.1 percent, a decrease in cash and cash equivalents of $4.6 million, or 5.4 percent, a decrease in investment securities available for sale of $7.7 million, or 5.9 percent, and an increase in short-term borrowings of $6.7 million, or 77.6 percent.

Loans

Total loans, net of unearned income, and loans held for sale increased from $993.4 million at December 31, 2005 to $1.0 billion at June 30, 2006, an increase of $11.3 million, or 1.1 percent, primarily a result of the new commercial lenders hired during the second quarter.

The following table shows the breakdown of loans at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
(In thousands)
Commercial, Financial and Agricultural	$173,276	$168,645
Real Estate - Construction	346,557	340,858
Real Estate - Mortgage	427,694	429,323
Installment	57,822	55,720
Total Loans and Loans Held for Sale	1,005,349	994,546
Less: Unearned Loan Income and Net Deferred Loan Fees	(683)	(1,194)
Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$1,004,666	$993,352

Investment Securities

The composition of the investment portfolio by carrying amount is 0.24 percent U.S. Treasuries, 35.31 percent U.S. securities of government sponsored enterprises, 35.97 percent securities of state and political subdivisions, 25.22 percent mortgage-backed securities and 3.26 percent other securities at June 30, 2006. The tax-equivalent yield of the portfolio at June 30, 2006 was 5.10 percent, and the average maturity, excluding mortgage-backed securities as these have monthly principal payments, was 4 years and 6 months. We hold no trading securities or securities classified as held-to-maturity.

Deposits

Total deposits increased from $1.042 billion at December 31, 2005 to $1.053 billion at June 30, 2006, an increase of $11.5 million, or 1.1 percent. Non-interest-bearing demand deposits increased $1.3 million, or 0.6 percent. Interest-bearing demand deposits decreased $17.5 million, or 7.0 percent during the same period. Other time deposits, consisting of certificates of deposit, increased $21.3 million, or 9.5 percent, while large denomination time deposits increased $12.3 million, or 4.9 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $749 thousand, or 0.1 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances. At June 30, 2006, we had $32.0 million in brokered time deposits. We decreased our FHLB advances from $81.5 million at December 31, 2005 to $71.5 million at June 30, 2006.

The following table shows the breakdown of deposits at June 30, 2006 and December 31, 2005.

(In thousands)	June 30, 2006	December 31, 2005
Non-Interest-Bearing Demand Deposits	$220,735	$219,440
Interest-Bearing Demand Deposits	231,309	248,779
Savings Deposits	92,855	98,751
Large Denomination Time Deposits (of $100 or more)	263,790	251,505
Other Time Deposits	244,692	223,370
Total Deposits	$1,053,381	$1,041,845

Long-term Debt

As of June 30, 2006, our long-term debt consisted of advances from the FHLB of $71.5 million, an $8.3 million bank loan and an $18.0 million junior subordinated note issued by BancTrust to a statutory trust subsidiary in connection with an offering of $18.0 million of trust preferred securities completed on December 18, 2003. We used the proceeds from the trust preferred offering and the bank loan to finance a portion of the acquisition of CommerceSouth, Inc., pursuant to a merger of CommerceSouth with and into BancTrust. We decreased our FHLB advances by $10.0 million during the first six months of 2006. We began making principal payments on the bank loan in the first quarter of 2006.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
June 30, 2006		December 31, 2005
Accruing loans 90 days or more past due	$ 96	$ 551
Loans on non-accrual	7,208	5,267
Renegotiated loans	930	944
Total non-performing loans	8,234	6,762
Other real estate owned	304	428
Total non-performing assets	$8,538	$7,190

Accruing loans 90 days or more past due as a percent of loans	0.01%	0.06%
Total non-performing loans as a percent of loans	0.82%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	0.85%	0.72%

Accruing loans 90 days or more past due decreased from year-end 2005 to June 30, 2006 by $455 thousand. Loans on non-accrual increased from $5.3 million at December 31, 2005 to $7.2 million at June 30, 2006, primarily as a result of a $1.9 million residential mortgage loan being placed on nonaccrual. Management anticipates foreclosing on the collateral securing $2.3 million of the nonaccrual loans and has provided an amount in the allowance for loan losses to cover anticipated losses.

Not included in the non-performing assets table are loans totaling $5.4 million at June 30, 2006, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses, and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non-performing loans, do not (i) represent or result from trends or uncertainties that Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

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

The allowance for loan losses represented 1.79 times non-performing loans at June 30, 2006 and 2.07 times non-performing loans at December 31, 2005. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2006 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at June 30, 2006 was 10.31 percent, compared to 10.04 percent at December 31, 2005. This increase resulted primarily from the increase in equity of $4.1 million. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.63 percent at June 30, 2006 compared to 11.21 percent at year end 2005.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $110.0 million at June 30, 2006 and $104.3 million at December 31, 2005. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $13.6 million at June 30, 2006 and $13.4 million at December 31, 2005. Total capital, which is Tier 1 capital plus Tier 2 capital, was $123.7 million at June 30, 2006, and $117.7 million at December 31, 2005. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.11 percent and 11.37 percent, respectively, at June 30, 2006, and 9.70 percent and 10.95 percent, respectively, at December 31, 2005. Both the June 30, 2006 and December 31, 2005 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our banks and on a consolidated basis.

The components of our risk-based capital calculations for June 30, 2006 are shown below:

June 30, 2006
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$92,041
Debt related to issuance of trust preferred securities	18,000
Total Tier 1 capital	110,041

Tier 2 capital-Allowable portion of the allowance for loan losses	13,614
Total capital (Tiers 1 and 2)	$123,655

Risk-weighted assets	$1,087,994
Quarterly average assets	1,240,867
Risk-based capital ratios:
Tier I capital	10.11%
Total capital (Tiers 1 and 2)	11.37%

During the second quarter of 2006, BancTrust declared a regular quarterly dividend of $0.13 per share, payable July 3, 2006 to shareholders of record as of June 15, 2006.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $115.3 million at June 30, 2006 and $133.3 million at December 31, 2005. Liquid assets represented 8.8 percent of total assets at June 30, 2006 as compared to 10.2 percent at December 31, 2005. The net change in cash and cash equivalents for the three-month period ended June 30, 2006 was a decrease of $4.6 million, or 5.4 percent, used primarily to fund our decrease in deposits and long-term debt. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Net Income

The Company recorded income from continuing operations of $3.9 million, or $0.35 per share, during the second quarter of 2006, compared to income from continuing operations in the second quarter of 2005 of $3.4 million, or $0.31 per share. We recorded income from discontinued operations of $147 thousand, or $0.01 per share, in the second quarter of 2005. Net interest revenue increased by $489 thousand, or 3.8 percent from the three months ended June 30, 2005 to the three months ended June 30, 2006. Average interest-earning assets increased from $1.086 billion for the second quarter of 2005 to $1.142 billion in the second quarter of 2006, an increase of $55.8 million or 5.1 percent. Our quarterly net interest margin decreased slightly to 4.76 percent for the second quarter of 2006 compared to 4.79 percent for the second quarter of 2005. We are slightly asset sensitive, but because of competitive pressure we have had to offer higher rates to attract new deposits and retain current deposits. We anticipate that deposit interest rates will continue to rise for a period of time after the Federal Reserve Bank completes its current program of rate increases. As a result, our net interest margin could be adversely affected in future quarters.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. (See Asset Quality and Allowance for Loan Losses, above). Net charge-offs from continuing operations in the second quarter of 2006 were $592 thousand compared to $46 thousand in the same period for 2005. The provision for loan losses was $691 thousand in the second quarter of 2006 compared to $1.5 million for the comparable period in 2005, with the reduction being primarily in response to slower loan growth. If higher loan growth occurs in the second half of 2006 compared to the first six months of 2006, we might need to increase the provision in future quarters. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.47 percent at June 30, 2006 and 1.41 percent at December 31, 2005. Classified loans have increased by approximately $1.1 million, or 8.3 percent, since December 31, 2005, primarily as a result of a $1.9 million residential mortgage loan being placed on nonaccrual and being added to classified loans.

Non-Interest Revenue and Expense

Non-interest revenue was $2.7 million for the second quarter of 2006, relatively unchanged from the second quarter of 2005. Mortgage loan fees were $577 thousand for the second quarter of 2006, compared to $720 thousand for the same period in 2005. We believe that this decrease of $143 thousand, or 19.9 percent, resulted from what we have perceived to be a slow down in home purchases and refinancing in the markets we serve. Trust revenue in the second quarter of 2006 of $550 thousand was up from $413 thousand for the same period in 2005. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were down slightly, primarily as a result of our having increased the analysis earnings credit on our corporate checking accounts.

Salary and employee benefit expense increased by $313 thousand, or 6.3 percent, from the second quarter of 2005 to the second quarter of 2006, primarily as a result of normal merit raises, significant additions to staff, and the expensing of restricted stock grants.

Net occupancy expense was $725 thousand in the second quarter of 2006, a decrease of $22 thousand, or 2.9 percent, from the same period of 2005. The Mobile bank has completed renovations of a three story building it purchased to use as an operations center and plans to move its operations department to the second story of the new building early in the third quarter. The other two stories have tenants, whose lease payments are offsetting the costs of the building, contributing to the decrease in net occupancy expense. We plan to open four new branches in the second half of 2006. As these new locations are opened, net occupancy expense will increase. Furniture and equipment expense increased $64 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $2.7 million for the quarter ended June 30, 2006 compared to $2.6 million for the quarter ended June 30, 2005, an increase of $52 thousand, or 2.0 percent. Contributing to the increase in other expense were costs related to advertising, increased data processing cost related to the growth of the Florida and Eufaula Banks, increased legal fees, increased accounting fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002, and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees.

Income tax expense from continuing operations was $1.9 million for the second quarter of 2006, compared to $1.6 million for the same period in 2005, reflecting higher taxable income. The effective combined federal and state tax rates for the second quarter of 2006 and 2005 were 33.2 percent and 31.4 percent, respectively.

Six Months Ended June 30, 2006 and 2005

Net Income

The Company recorded income from continuing operations of $7.6 million, or $0.68 per share, during the first six months of 2006, compared to income from continuing operations in the first six months of 2005 of $6.2 million, or $0.55 per share. We recorded income from discontinued operations of $305 thousand, or $0.03 per share, in the first six months of 2005. Net interest revenue increased by $2.1 million, or 8.6 percent from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is a result of an increase in loans over the corresponding period in 2005. Average interest-earning assets increased from $1.060 billion for the first six months of 2005 to $1.145 billion in the first six months of 2006, an increase of $84.1 million or 7.9 percent. Our net interest margin increased slightly to 4.77 percent for the first six months of 2006 compared to 4.74 percent for the first six months of 2005.

Provision for Loan Losses

The provision for loan losses was $1.4 million in the first six months of 2006 compared to $2.7 million for the comparable period in 2005, with the reduction being primarily in response to the slowdown of loan growth. Net charge-offs from continuing operations in the first six months of 2006 were $632 thousand compared to $291 thousand in the same period for 2005.

Non-Interest Revenue and Expense

Non-interest revenue was $5.4 million for the first six months of 2006, an increase of $199 thousand, or 3.8 percent, from the six months ended June 30, 2005. Excluding securities gains and losses, net non-interest revenue increased $328 thousand during the first six months of 2006 relative to the first six months of 2005. Mortgage loan fees were $1.2 million for the first six months of 2006, relatively unchanged from the same period in 2005. Trust revenue in the first six months of 2006 of $1.1 million was up from $828 thousand for the same period in 2005. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up only slightly, primarily as a result of our having increased the analysis earnings credit on our corporate checking accounts. Securities losses were $44 thousand in the first six months of 2006 compared to securities gains of $85 thousand for the same period last year. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth. During the first six months of 2006, BancTrust sold a trust preferred security at a loss.

Salary and employee benefit expense increased by $671 thousand, or 6.9 percent, from the first six months of 2005 to the first six months of 2006, primarily as a result of normal merit raises, significant additions to staff, and the expensing of restricted stock grants.

Net occupancy expense was $1.5 million for the first six months of 2006, relatively unchanged from the same period in 2005. Furniture and equipment expense increased $148 thousand, with the purchase of new equipment, including new item processing systems, contributing to this increase.

Other expense was $5.7 million for the six months ended June 30, 2006 compared to $5.2 million for the six months ended June 30, 2005, an increase of $461 thousand, or 8.9 percent. Contributing to the increase in other expense were costs related to advertising, increased data processing cost related to the growth of the Florida and Eufaula Banks, increased legal fees, increased accounting fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002 and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees.

Income tax expense from continuing operations was $3.7 million for the first six months of 2006, compared to $2.9 million for the same period in 2005, reflecting higher taxable income. The effective combined federal and state tax rates for the first six months of 2006 and 2005 were 33.0 percent and 31.8 percent, respectively.

Contractual Obligations

In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2005 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2006 was $37.3 million, and that sum represents the Company's maximum credit risk. At June 30, 2006, the Company had $373 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2006. Through June 30, 2006, Management has not utilized derivatives as a part of this process.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended June 30, 2006 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/06-04/30/06	742	$20.87	0	229,951
05/01/06-05/31/06	907	$21.89	0	229,951
06/01/06-06/30/06	301	$23.17	0	222,951
Total	1,950	$21.70	0	222,951

__________________

  1,950 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
  Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 11, 2006, the Election of the Directors. A total of 8,358,515 shares of Common Stock, or 74.60 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Withheld	Abstaining	Broker Non-Votes
Stephen G. Crawford	8,307,236	51,278	0	0
David C. DeLaney	8,306,831	51,683	0	0
Robert M. Dixon, Jr.	8,350,099	8,415	0	0
Greg B. Faison	8,349,321	9,193	0	0
James A. Faulkner	8,353,676	4,838	0	0
Broox G. Garrett, Jr.	8,304,061	54,453	0	0
W. Dwight Harrigan	8,354,081	4,433	0	0
James P. Hayes, Jr.	8,353,676	4,838	0	0
W. Bibb Lamar, Jr.	8,354,106	4,408	0	0
John H. Lewis, Jr.	8,353,881	4,633	0	0
Harris V. Morrissette	8,306,831	51,683	0	0
J. Stephen Nelson	8,353,651	4,863	0	0
Paul D. Owens, Jr.	8,350,906	7,608	0	0
Dennis A. Wallace	8,353,906	4,608	0	0
Earl H. Weaver	8,353,651	4,863	0	0

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 9, 2006	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 9, 2006	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002