Form 10-Q
period 2006-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2006-11-09
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FROM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

Shares of common stock ($0.01 par) outstanding at November 3, 2006: 11,162,813

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	September 30, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$54,394	$54,010
Federal Funds Sold	31,453	32,000
Total Cash and Cash Equivalents	85,847	86,010
Interest-Bearing Deposits	286	374
Securities Available for Sale	122,811	132,354
Loans Held for Sale	5,533	6,437

Loans	992,228	986,915
Allowance for Loan Losses	(14,530)	(14,013)
Loans, Net	977,698	972,902

Premises and Equipment, Net	46,826	39,736
Accrued Income Receivable	7,964	7,065
Goodwill	41,952	41,952
Other Intangible Assets	3,240	3,802
Cash Surrender Value of Life Insurance	5,094	4,932
Other Assets	14,269	9,933
Total Assets	$1,311,520	$1,305,497

LIABILITIES
Non-Interest-Bearing Demand Deposits	$185,259	$219,440
Interest-Bearing Demand Deposits	249,845	248,779
Savings Deposits	91,524	98,751
Large Denomination Time Deposits (of $100 or more)	279,502	251,505
Other Time Deposits	256,852	223,370
Total Deposits	1,062,982	1,041,845
Short-Term Borrowings	3,797	8,595
Federal Home Loan Bank Advances and Long-Term Debt	97,000	109,500
Other Liabilities	9,071	14,518
Total Liabilities	1,172,850	1,174,458

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	0	0
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2006-11,412; 2005-11,369	114	114
Additional Paid in Capital	80,110	79,504
Accumulated Other Comprehensive Loss, Net	(1,294)	(1,335)
Deferred Compensation Payable in Common Stock	1,109	996
Retained Earnings	62,148	55,488
Unearned Compensation	0	(324)
Less: Treasury Stock of 256 Shares in 2006 and 2005, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 59 Shares in 2006 and 55 Shares in 2005	(1,109)	(996)
Total Shareholders' Equity	138,670	131,039
Total Liabilities and Shareholders' Equity	$1,311,520	$1,305,497

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2006	2005
	Interest Revenue:
	Loans	$21,204	$17,615
Securities Available for Sale:	Taxable	865	897
	Non-Taxable	449	497
	Other	225	135
	Total Interest Revenue	22,743	19,144

	Interest Expense:
	Deposits	8,067	4,539
	Short-Term Borrowings	138	97
	FHLB Advances and Long-Term Debt	1,404	971
	Total Interest Expense	9,609	5,607

	Net Interest Revenue	13,134	13,537
	Provision for Loan Losses	1,199	1,821
	Net Interest Revenue after Provision for Loan Losses	11,935	11,716

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,251	1,188
	Trust Income	480	348
	Securities Gains	0	40
	Other Income	1,557	1,324
	Total Non-Interest Revenue	3,288	2,900

	Non-Interest Expense:
	Salaries	3,795	3,622
	Pensions and Employee Benefits	1,826	1,405
	Net Occupancy Expense	793	723
	Furniture and Equipment Expense	711	762
	Intangible Amortization	187	187
	Other Expense	2,748	2,666
	Total Non-Interest Expense	10,060	9,365

	Income from Continuing Operations before Income Taxes	5,163	5,251
	Income Tax Expense	1,742	1,796
	Income from Continuing Operations	3,421	3,455
	Income from Discontinued Operations before Income Taxes	0	2,503
	Income Tax Expense from Discontinued Operations	0	966
	Income from Discontinued Operations	0	1,537
	Net Income	$ 3,421	$ 4,992
	Basic Earnings Per Share from Continuing Operations	$ 0.31	$ 0.31
	Diluted Earnings Per Share from Continuing Operations	$ 0.30	$ 0.31
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.14
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.14
	Basic Earnings Per Share	$ 0.31	$ 0.45
	Diluted Earnings Per Share	$ 0.30	$ 0.45
	Weighted-Average Shares Outstanding - Basic	11,156	11,124
	Weighted-Average Shares Outstanding - Diluted	11,338	11,203

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2006	2005
	Interest Revenue:
	Loans	$60,179	$47,984
Securities Available for Sale:	Taxable	2,898	2,734
	Non-Taxable	1,366	1,525
	Other	811	270
	Total Interest Revenue	65,254	52,513

	Interest Expense:
	Deposits	21,040	11,644
	Short-Term Borrowings	339	362
	FHLB Advances and Long-Term Debt	4,052	2,401
	Total Interest Expense	25,431	14,407

	Net Interest Revenue	39,823	38,106
	Provision for Loan Losses	2,582	4,488
	Net Interest Revenue after Provision for Loan Losses	37,241	33,618

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	3,459	3,359
	Trust Income	1,574	1,176
	Securities Gains (Losses), Net	(44)	125
	Other Income	3,710	3,452
	Total Non-Interest Revenue	8,699	8,112

	Non-Interest Expense:
	Salaries	10,786	10,351
	Pensions and Employee Benefits	5,256	4,426
	Net Occupancy Expense	2,250	2,032
	Furniture and Equipment Expense	2,156	2,219
	Intangible Amortization	561	561
	Other Expense	8,403	7,860
	Total Non-Interest Expense	29,412	27,449

	Income from Continuing Operations before Income Taxes	16,528	14,281
	Income Tax Expense	5,487	4,667
	Income from Continuing Operations	11,041	9,614
	Income from Discontinued Operations before Income Taxes	0	2,986
	Income Tax Expense from Discontinued Operations	0	1,144
	Income from Discontinued Operations	0	1,842
	Net Income	$11,041	$11,456
	Basic Earnings Per Share from Continuing Operations	$ 0.99	$ 0.87
	Diluted Earnings Per Share from Continuing Operations	$ 0.98	$ 0.86
	Basic Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.16
	Diluted Earnings Per Share from Discontinued Operations	$ 0.00	$ 0.16
	Basic Earnings Per Share	$ 0.99	$ 1.03
	Diluted Earnings Per Share	$ 0.98	$ 1.02
	Weighted-Average Shares Outstanding - Basic	11,148	11,093
	Weighted-Average Shares Outstanding - Diluted	11,297	11,183

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2006 and 2005

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2006	11,369	$114	$79,504	$(1,335)	$672	$55,488	$(2,408)	$(996)	$131,039
Comprehensive income:
Net income						11,041			11,041
Change in fair value of
Securities available for sale, net of taxes				41					41
Total comprehensive income									11,082
Dividends declared ($.39 per share)						(4,381)			(4,381)
Purchase of deferred compensation shares					200			(200)	0
Deferred compensation paid in common stock held in grantor trust					(87)			87
Effect of adoption of SFAS No. 123R			(324)		324				0
Shares issued under dividend reinvestment plan	11		217						217
Stock compensation amortization			378						378
Common stock options exercised	32		335	____	_____	_______	________	_______	335
Balance, September 30, 2006	11,412	$114	$80,110	$(1,294)	$1,109	$62,148	$(2,408)	$(1,109)	$138,670

Balance, January 1, 2005	11,277	$113	$77,829	$501	$864	$46,148	$(2,408)	$(864)	$122,183
Comprehensive income:
Net income						11,456			11,456
Change in fair value of
Securities available for sale, net of taxes				(1,172)					(1,172)
Total comprehensive income									10,284
Dividends declared ($.39 per share)						(4,330)			(4,330)
Purchase of deferred compensation shares					187			(187)	0
Deferred compensation paid in common stock held in grantor trust					(92)			92	0
Shares issued under dividend reinvestment plan	9		191						191
Common stock issued to directors	8		158						158
Restricted stock issued and amortization			470		(363)				107
Common stock options exercised	71	1	791	_______	____	_______	________	_______	792
Balance, September 30, 2005	11,365	$114	$79,439	$(671)	$596	$53,274	$(2,408)	$(959)	$129,385

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$11,041	$9,614
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of premises and equipment	2,140	2,006
Amortization and accretion of securities, net	413	310
Amortization of intangible assets	561	561
Provision for loan losses	2,582	4,488
Securities (gains) losses , net	44	(125)
Loss on sales of other real estate owned, net	15	0
Gain on sale of other assets	(312)	0
Stock compensation	378	265
Increase in cash surrender value of life insurance	(162)	(160)
Changes in operating assets and liabilities:
(Increase) decrease in loans held for sale	904	(9,433)
Increase in accrued income receivable	(899)	(930)
Increase in other assets	(5,852)	(1,548)
Increase (decrease) in other liabilities	(5,447)	4,687
Net cash provided by operating activities from continuing operations	5,406	9,735
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits	88	414
Net increase in loans	(6,041)	(123,833)
Proceeds from sales of other real estate owned	443	656
Purchases of premises and equipment, net	(9,230)	(3,618)
Proceeds from sales of securities available for sale	527	2,506
Proceeds from maturities of securities available for sale	10,718	12,421
Purchases of securities available for sale	(2,084)	(3,297)
Net cash used in investing activities from continuing operations	(5,579)	(114,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,137	110,342
Net decrease in short-term borrowings	(4,798)	(3,817)
Proceeds from FHLB advances and long-term debt	35,000	35,000
Payments of FHLB advances and long-term debt	(47,500)	0
Proceeds from exercise of common stock options	335	801
Dividends paid	(4,164)	(4,148)
Net cash provided by financing activities from continuing operations	10	138,178
CASH FLOWS FROM DISCONTINUED OPERATIONS-REVISED
Operating activities	0	1,451
Investing activities	0	2,039
Financing activities	0	3,030
Net cash provided by discontinued operations-revised	0	6,520
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(163)	39,682
Cash and cash equivalents at beginning of period	86,010	45,320
Cash and cash equivalents at end of period	$85,847	$85,002
Supplemental disclosures of cash flow information:
Interest paid	$24,089	$ 12,495
Income taxes paid	14,895	3,258
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	217	182
Loans transferred to other real estate owned	1,337	431
Fair value of restricted stock issued to employees of BancTrust	1,393	470

(See accompanying notes to unaudited consolidated condensed financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

As of January 1, 2006, all stock options issued by the Company had vested, and, therefore, the Company has recorded no compensation expense for any of the stock options issued prior to January 1, 2006. On April 19, 2006 the Company issued 1,000 stock options. The Company will recognize $11 thousand as compensation expense for these options over the one year vesting period, of which $5 thousand was recognized in the first nine months of 2006. The fair value of each option granted in the first nine months of 2006 of $10.81 per share was calculated using the Black-Scholes option pricing model using a risk-free interest rate of 4.96 percent, an expected dividend yield of 2.4 percent, an expected average life of 7.35 years and an expected volatility of 45 percent. At September 30, 2006, the total compensation expense related to nonvested stock options issued by the Company not yet recognized was $6 thousand. The Company will recognize this expense over the remaining vesting period of 6.50 months.

The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the "1993 Plan"), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the "2001 Plan"). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At September 30, 2006, options for 131 thousand shares were granted and outstanding under the 1993 Plan. Shares issued under the 1993 and the 2001 plan are issued from shares authorized but not issued.

The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 108 thousand shares under the 2001 Plan through September 30, 2006, of which options to purchase 87 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock's market price at the date of grant. The options vest one year after date of issuance and expire after 10 years.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company's common stock and recognized a pre-tax charge of $158 thousand related to these shares. Also in January of 2005, BancTrust issued 26 thousand restricted shares of its common stock under the 2001 Plan. In July of 2005, BancTrust issued 800 restricted shares of its common stock under the 2001 Plan. In January of 2006, BancTrust issued 36 thousand restricted shares of its common stock under the 2001 Plan. In June of 2006, BancTrust issued 32 thousand restricted shares of its common stock under the 2001 Plan. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the quarters ended September 30, 2006 and 2005 was $155 thousand and $30 thousand, respectively. The resulting pre-tax charge for the nine months ended September 30, 2006 and 2005 was $373 thousand and $107 thousand, respectively. In September of 2005, 3 thousand shares issued under the 2001 Plan were forfeited by an officer no longer employed by BancTrust. At September 30, 2006, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $1.3 million. The Company will recognize this expense over the remaining weighted average vesting period of 2.27 years.

Had compensation costs prior to the adoption of SFAS No. 123R for the Company's stock options been determined based on the fair value at the grant date, consistent with the method under SFAS No. 123R, the Company's net income and earnings per share for the three- and nine-month periods ended September 30, 2005 would have been as indicated below:

Three Months Ended
September 30, 2005
(in thousands, except per share amounts)
Net income as reported	$4,992
Add: Stock based compensation expense included in reported income, net of tax	19
Less: Stock based compensation expense determined under the fair value method, net of tax	(21)
Pro forma net income	$4,990
Earnings per share:
As reported - Basic	$0.45
As reported - Diluted	0.45
Pro forma - Basic	$0.45
Pro forma - Diluted	0.45

Nine Months Ended
September 30, 2005
(in thousands, except per share amounts)
Net income as reported	$11,456
Add: Stock based compensation expense included in reported income, net of tax	67
Less: Stock based compensation expense determined under the fair value method, net of tax	(135)
Pro forma net income	$11,388
Earnings per share:
As reported - Basic	$1.03
As reported - Diluted	1.02
Pro forma - Basic	$1.03
Pro forma - Diluted	1.02

A summary of the status of and changes in the Company's stock option plans at September 30, 2006 and 2005 is as follows:

	September 30,
	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
(in thousands, except per share amounts)
Outstanding at beginning of year	249	$14.25	322	$13.56
Granted	1	21.58	0	N/A
Exercised	(32)	10.26	(71)	11.14
Expired	0	N/A	0	N/A
Forfeited	0	N/A	(1)	9.95
Outstanding at end of period	218	14.89	250	14.25
Exercisable at end of period	217	14.86	250	14.25
Weighted-average fair value of the options granted		$10.81		N/A

At September 30, 2006, 68 thousand of the 218 thousand outstanding options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $10.93 and an average remaining contractual life of 3.51 years. Exercise prices for 144 thousand of these options were between $13.75 and $17.23 with a weighted-average exercise price of $16.48 and an average remaining contractual life of 4.95 years. The remaining 6 thousand options outstanding at September 30, 2006 had exercise prices between $21.58 and $22.19 with a weighted-average exercise price of $22.09 and an average remaining contractual life of 3.10 years. The average intrinsic value per share of stock options exercised during the first nine months of 2006 and 2005 was $10.42 and $8.52, respectively. The total intrinsic value of stock options exercised during the first nine months of 2006 and 2005 was $341 thousand and $605 thousand, respectively. The intrinsic value of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at September 30, 2006 and 2005 was $2.8 million and $1.2 million, respectively. The aggregate intrinsic value of the exercisable options outstanding at September 30, 2006 and 2005 was $2.8 million and $1.2 million, respectively. The intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted average exercise price times the number of options outstanding. The weighted average remaining life of exercisable stock options outstanding at September 30, 2006 and 2005 was 4.45 years and 4.97 years, respectively.

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

The Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of Issue 03-1 was delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements of Issue 03-1 continue to be effective and have been implemented by the Company. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The implementation of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company's financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff's view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123R.

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

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company's financial statements.

On September 29, 2006, the FASB issued SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)."   SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statement No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end.  An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006.  The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The Company has not yet evaluated the impact of the implementation of SFAS No. 158.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company has not yet evaluated the impact of the implementation of SFAS No. 108.

Note D: Retirement Plans

	Three Months Ended
	September 30, 2006	September 30, 2005
(in thousands)
Service cost	$ 148	$ 151
Interest cost	149	159
Expected return on plan assets	(156)	(150)
Amortization of prior service cost	2	2
Amortization of the net loss	39	37
Net periodic benefit cost	$ 182	$ 199

	Nine Months Ended
	September 30, 2006	September 30, 2005
(in thousands)
Service cost	$ 444	$ 453
Interest cost	447	477
Expected return on plan assets	(468)	(450)
Amortization of prior service cost	6	6
Amortization of the net loss	117	111
Net periodic benefit cost	$ 546	$ 597

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2005 that it would, and it presently anticipates that it will, contribute $1.7 million to its pension plan in 2006, of which $1.4 million was contributed in the first nine months of 2006.

Note E: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans from continuing operations for the three-month periods ended September 30, 2006 and 2005 are summarized as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005
(in thousands)
Balance at beginning of period	$14,764	$11,984
Provision charged to operating expense	1,199	1,821
Loans charged-off	(1,501)	(489)
Recoveries	68	42
Balance at end of period	$14,530	$ 13,358

The changes in the allowance for losses on loans from continuing operations for the nine-month periods ended September 30, 2006 and 2005 are summarized as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
(in thousands)
Balance at beginning of period	$14,013	$ 9,608
Provision charged to operating expense	2,582	4,488
Loans charged-off	(2,313)	(987)
Recoveries	248	249
Balance at end of period	$14,530	$ 13,358

Note F: Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended September 30, 2006 and 2005:

Three Months Ended September 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,421	11,156	$0.31
Income from Discontinued Operations	0	11,156	0.00
Net Income	$3,421	11,156	$0.31
Dilutive securities:
Stock option plan shares		182
Diluted earnings per share (1):
Income from Continuing Operations	$3,421	11,338	$0.30
Income from Discontinued Operations	0	11,338	0.00
Net Income	$3,421	11,338	$0.30

Three Months Ended September 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$3,455	11,124	$0.31
Income from Discontinued Operations	1,537	11,124	0.14
Net Income	$4,992	11,124	$0.45
Dilutive securities:
Stock option plan shares		79
Diluted earnings per share (1):
Income from Continuing Operations	$3,455	11,203	$0.31
Income from Discontinued Operations	1,537	11,203	0.14
Net Income	$4,992	11,203	$0.45

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarter ended September 30, 2005, which shares were subject to options issued with exercise prices in excess of the average market value per share.

The following tables present the earnings per share calculations for the nine-month periods ended September 30, 2006 and 2005:

Nine Months Ended September 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$11,041	11,148	$0.99
Income from Discontinued Operations	0	11,148	0.00
Net Income	$11,041	11,148	$0.99
Dilutive securities:
Stock option plan shares		149
Diluted earnings per share (1):
Income from Continuing Operations	$11,041	11,297	$0.98
Income from Discontinued Operations	0	11,297	0.00
Net Income	$11,041	11,297	$0.98

Nine Months Ended September 30, 2005	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Income from Continuing Operations	$9,614	11,093	$0.87
Income from Discontinued Operations	1,842	11,093	0.16
Net Income	$11,456	11,093	$1.03
Dilutive securities:
Stock option plan shares		90
Diluted earnings per share (1):
Income from Continuing Operations	$9,614	11,183	$0.86
Income from Discontinued Operations	1,842	11,183	0.16
Net Income	$11,456	11,183	$1.02

___________________________________________

(1) The Company excluded from the calculation of diluted earnings per share 4 thousand and 5 thousand shares for the nine months ended September 30, 2006 and 2005, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note G: Securities; Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the nine-month period ended September 30, 2006, the net unrealized loss on these securities decreased by $66 thousand. For the nine-month period ended September 30, 2005, the net unrealized loss on these securities increased by $1.9 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the nine-month periods ended September 30, 2006 and 2005, the Company recognized, net of related income taxes, an increase of $41 thousand and a decrease of $1.2 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended September 30, 2006 and 2005:

(in thousands)	September 30,	September 30,
	2006	2005

Net Income	$3,421	$4,992
Net change in fair value of securities available for sale, net of taxes of ($785) and $524, respectively	1,323	(873)
Less reclassification adjustments for losses (gains) included in net income, net of taxes of $0 and $15, respectively	0	(25)
Comprehensive income	$4,744	$4,094

The following table shows comprehensive income for the nine-month periods ended September 30, 2006 and 2005:

(in thousands)	September 30,	September 30,
	2006	2005

Net Income	$11,041	$11,456
Net change in fair value of securities available for sale, net of taxes of $8 and ($133), respectively	13	(1,094)
Less reclassification adjustments for losses (gains) included in net income, net of taxes of $(16) and $47, respectively	28	(78)
Comprehensive income	$11,082	$10,284

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

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended September 30, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 12,217	$ 4,132	$ 6,848	$ 26	$ (480)	$ 22,743
Total interest expense	4,700	1,802	3,057	530	(480)	9,609
Net interest revenue	7,517	2,330	3,791	(504)	0	13,134
Provision for loan losses	600	449	150	0	0	1,199
Net interest revenue after provision for loan losses	6,917	1,881	3,641	(504)	0	11,935
Total non-interest revenue	1,510	674	622	543	(61)	3,288
Total non-interest expense	4,404	1,744	2,441	1,532	(61)	10,060
Income from continuing operations before income taxes	4,023	811	1,822	(1,493)	0	5,163
Income tax expense	1,409	248	636	(551)	0	1,742
Income from continuing operations	$ 2,614	$ 563	$ 1,186	$ (942)	$ 0	$ 3,421
Other significant items:
Total assets	$732,633	$246,187	$ 358,176	$167,289	$(192,765)	$1,311,520
Securities available for sale	97,253	15,789	8,774	995	0	122,811
Loans, net of unearned income and loans held for sale	517,875	180,057	299,829	0	0	997,761
Investment in subsidiaries	284	412	0	163,945	(164,641)	0
Total interest revenue from external customers	11,826	4,043	6,848	26	0	22,743
Total interest revenue from affiliates	391	89	0	0	(480)	0
Depreciation of premises and equipment	382	105	231	12	0	730
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	48	68	123	0	0	239

Three Months Ended September 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 10,198	$ 3,254	$ 5,901	$ 16	$ (225)	$ 19,144
Total interest expense	2,786	1,108	1,519	419	(225)	5,607
Net interest revenue	7,412	2,146	4,382	(403)	0	13,537
Provision for loan losses	651	760	410	0	0	1,821
Net interest revenue after provision for loan losses	6,761	1,386	3,972	(403)	0	11,716
Total non-interest revenue	1,187	728	635	411	(61)	2,900
Total non-interest expense	4,313	1,625	2,326	1,162	(61)	9,365
Income from continuing operations before income taxes	3,635	489	2,281	(1,154)	0	5,251
Income tax expense	1,254	112	857	(427)	0	1,796
Income from continuing operations	$ 2,381	$ 377	$ 1,424	$ (727)	$ 0	$ 3,455
Other significant items:
Total assets	$720,694	$228,995	$ 356,645	$160,436	$(170,493)	$1,296,277
Securities available for sale	99,523	18,398	11,385	1,235	0	130,541
Loans, net of unearned income and loans held for sale	512,507	176,545	306,114	0	0	995,166
Investment in subsidiaries	401	388	0	156,267	(157,056)	0
Total interest revenue from external customers	9,973	3,254	5,901	16	0	19,144
Total interest revenue from affiliates	225	0	0	0	(225)	0
Depreciation of premises and equipment	354	113	210	16	0	693
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	33	37	32	0	0	102

Nine Months Ended September 30, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 34,520	$ 11,889	$ 20,355	$ 63	$ (1,573)	$ 65,254
Total interest expense	12,338	4,922	8,216	1,528	(1,573)	25,431
Net interest revenue	22,182	6,967	12,139	(1,465)	0	39,823
Provision for loan losses	1,350	782	450	0	0	2,582
Net interest revenue after provision for loan losses	20,832	6,185	11,689	(1,465)	0	37,241
Total non-interest revenue	3,604	1,886	1,623	1,647	(61)	8,699
Total non-interest expense	12,828	4,971	7,028	4,646	(61)	29,412
Income from continuing operations before income taxes	11,608	3,100	6,284	(4,464)	0	16,528
Income tax expense	4,049	927	2,160	(1,649)	0	5,487
Income from continuing operations	$ 7,559	$ 2,173	$ 4,124	$ (2,815)	$ 0	$ 11,041
Other significant items:
Total assets	$732,633	$246,187	$ 358,176	$167,289	$(192,765)	$1,311,520
Securities available for sale	97,253	15,789	8,774	995	0	122,811
Loans, net of unearned income and loans held for sale	517,875	180,057	299,829	0	0	997,761
Investment in subsidiaries	284	412	0	163,945	(164,641)	0
Total interest revenue from external customers	33,230	11,606	20,355	63	0	65,254
Total interest revenue from affiliates	1,290	283	0	0	(1,573)	0
Depreciation of premises and equipment	1,118	305	674	43	0	2,140
Amortization of intangible assets	0	231	330	0	0	561
Amortization and accretion of securities	100	135	178	0	0	413

Nine Months Ended September 30, 2005
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 27,864	$ 9,099	$ 15,880	$ 37	$ (367)	$ 52,513
Total interest expense	6,904	2,767	3,968	1,135	(367)	14,407
Net interest revenue	20,960	6,332	11,912	(1,098)	0	38,106
Provision for loan losses	2,264	1,114	1,110	0	0	4,488
Net interest revenue after provision for loan losses	18,696	5,218	10,802	(1,098)	0	33,618
Total non-interest revenue	3,419	1,888	1,622	1,244	(61)	8,112
Total non-interest expense	12,822	4,758	6,235	3,695	(61)	27,449
Income from continuing operations before income taxes	9,293	2,348	6,189	(3,549)	0	14,281
Income tax expense	3,114	663	2,203	(1,313)	0	4,667
Income from continuing operations	$ 6,179	$ 1,685	$ 3,986	$ (2,236)	$ 0	$ 9,614
Other significant items:
Total assets	$720,694	$228,995	$ 356,645	$160,436	$(170,493)	$1,296,277
Securities available for sale	99,523	18,398	11,385	1,235	0	130,541
Loans, net of unearned income and loans held for sale	512,507	176,545	306,114	0	0	995,166
Investment in subsidiaries	401	388	0	156,267	(157,056)	0
Total interest revenue from external customers	27,499	9,098	15,879	37	0	52,513
Total interest revenue from affiliates	365	1	1	0	(367)	0
Depreciation of premises and equipment	1,029	334	594	49	0	2,006
Amortization of intangible assets	0	231	330	0	0	561
Amortization and accretion of securities	111	110	89	0	0	310

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2006 was $31.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2006, the Company had $312 thousand of liabilities associated with standby letter of credit agreements.

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

The results from discontinued operations for the three- and nine-month periods ended September 30, 2005 are presented in the following table.

(in thousands)	Three Months Ended September 30,
2005
Total interest revenue	$294
Total interest expense	65
Net interest revenue	229
Provision for loan losses	15
Net interest revenue after provision for loan losses	214
Total non-interest income	37
Total non-interest expense	159
Income before income taxes	92
Gain on sale of discontinued operations before income taxes	2,411
Total income before income taxes	2,503
Income tax expense	966
Income from discontinued operations	$1,537

(in thousands)	Nine Months Ended September 30,
2005
Total interest revenue	$1,893
Total interest expense	394
Net interest revenue	1,499
Provision for loan losses	15
Net interest revenue after provision for loan losses	1,484
Total non-interest income	300
Total non-interest expense	1,209
Income before income taxes	575
Gain on sale of discontinued operations before income taxes	2,411
Total income before income taxes	2,986
Income tax expense	1,144
Income from discontinued operations	$1,842

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2005 and September 30, 2006 and significant changes in operations for the three-month periods ended September 30, 2006 and 2005 as well as significant changes in operations for the nine-month periods ended September 30, 2006 and 2005.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as "expect," "may," "could," "should," "intend," "plan," "project," "estimate," "anticipate" or words of similar meaning. The Company cautions readers that forward-looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	Interest rate fluctuations;
-	Changes in economic conditions;
-	Effectiveness of the Company's marketing efforts;
-	Acquisitions and the integration of acquired businesses;
-	Competition;
-	Changes in technology;
-	Changes in law;
-	Changes in fiscal, monetary, regulatory and tax policy;
-	Customers' financial failures;
-	Fluctuations in stock and bond markets;
-	The discretion of applicable regulatory authorities;
-	Changes in political conditions;
-	War and terrorist acts;
-	Hurricanes and other natural disasters;
-	Fluctuations in real estate markets;
-	Inflation; and
-	Other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payments. SFAS No. 123R amends SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS No. 123R applies to virtually all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for those held by an ESOP) or by incurring liabilities based on the price of the entity's shares or other equity instruments, or that may require settlement by the issuance of an entity's shares or other equity instruments. This statement became effective for the Company as of the first interim period of fiscal 2006. The implementation of SFAS No. 123R did not have a material impact on the Company's financial condition or results of operations.

The Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of Issue 03-1 was delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements of Issue 03-1 continue to be effective and have been implemented by the Company. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The implementation of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company's financial condition or results of operations.

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123R. Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff's view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123R.

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

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified EITF Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 is not expected to have a material effect on the Company's financial statements.

On September 29, 2006, the FASB issued SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)."   SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statement No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end.  An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006.  The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The Company has not yet evaluated the impact of the implementation of SFAS No. 158.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company has not yet evaluated the impact of the implementation of SFAS No. 108.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust's determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan losses.

Management has a developed and documented a systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows discounted at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Financial Condition at September 30, 2006 and December 31, 2005

Overview

Total assets at September 30, 2006 were $1.3115 billion, an increase of $6.0 million, or 0.5 percent, from $1.3055 billion at December 31, 2005. Our Florida bank's growth has slowed in part due to a slow down in the real estate market in our Florida market. We have shifted our focus from growing loans to growing deposits in this market. Our metropolitan Mobile market (Mobile and Baldwin Counties in Alabama) has experienced growth in loans of 10.9 percent and growth in deposits of 8.5 percent, since December 31, 2005. This growth is a result of a very strong economy in metropolitan Mobile and the addition of 15 new officers and employees in the commercial area of the Mobile bank. Our net interest margin for the third quarter of 2006 was 4.59 percent compared to 4.83 percent for the same period last year. The slowdown in asset growth and the decline in the net interest margin resulted in a decrease in net interest revenue of $403 thousand in the third quarter of 2006 compared to the same quarter last year.

During the third quarter of 2006 we consolidated two branches into a new branch in the Springhill area of Mobile, Alabama, and we opened a new branch at the western end of Panama City Beach, Florida. We are planning to open an office in a temporary location in DeFuniak Springs, Florida in the fourth quarter of 2006. We have begun building new branches in DeFuniak Springs, Florida and Fairhope, Alabama. We hope to have a location in the Tillman's Corner area of our Mobile market in the near future.

During the first nine months of 2006, the Company reduced its long-term debt by $12.5 million, or 11.4 percent, decreased its short-term borrowings by $4.8 million, or 55.8 percent, and increased its loans by $4.4 million, or 0.4 percent. These uses of funds were offset by an increase in deposits of $21.1 million, or 2.0 percent, and a decrease in investment securities available for sale of $9.5 million, or 7.2 percent.

Loans

Total loans and loans held for sale, net of unearned loan income and deferred loan fees, increased from $993.4 million at December 31, 2005 to $997.8 million at September 30, 2006, an increase of $4.4 million, or 0.4 percent.

The following table shows the breakdown of loans at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
(In thousands)
Commercial, Financial and Agricultural	$188,039	$168,645
Real Estate - Construction	343,477	340,858
Real Estate - Mortgage	409,713	429,323
Installment	56,990	55,720
Total Loans and Loans Held for Sale	998,219	994,546
Less: Unearned Loan Income and Net Deferred Loan Fees	(458)	(1,194)
Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$997,761	$993,352

Investment Securities

The composition of the investment portfolio by carrying amount is 0.25 percent U.S. Treasuries, 36.50 percent U.S. securities of government sponsored enterprises, 36.72 percent securities of state and political subdivisions, 24.89 percent mortgage-backed securities and 1.64 percent other securities at September 30, 2006. The tax-equivalent yield of the portfolio at September 30, 2006 was 5.08 percent, and the average maturity, excluding mortgage-backed securities as these have monthly principal payments, was 4 years and 1 month. We hold no trading securities or securities that are classified as held-to-maturity.

Deposits

Total deposits increased from $1.042 billion at December 31, 2005 to $1.063 billion at September 30, 2006, an increase of $21.1 million, or 2.0 percent. Non-interest-bearing demand deposits decreased $34.2 million, or 15.6 percent. Interest-bearing demand deposits increased $1.1 million, or 0.4 percent during the same period. Other time deposits, consisting of certificates of deposit, increased $33.5 million, or 15.0 percent, while large denomination time deposits increased $28.0 million, or 11.1 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $6.9 million, or 0.9 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. However, we have recently experienced deposit growth in the Mobile area. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. We realize, however, that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances. At September 30, 2006, we had $26.5 million in brokered time deposits. We decreased our FHLB advances from $81.5 million at December 31, 2005 to $71.5 million at September 30, 2006. Further reductions in FHLB advances are possible if deposit growth continues to outpace loan growth.

The following table shows the breakdown of deposits at September 30, 2006 and December 31, 2005.

(In thousands)	September 30, 2006	December 31, 2005
Non-Interest-Bearing Demand Deposits	$185,259	$219,440
Interest-Bearing Demand Deposits	249,845	248,779
Savings Deposits	91,524	98,751
Large Denomination Time Deposits (of $100 or more)	279,502	251,505
Other Time Deposits	256,852	223,370
Total Deposits	$1,062,982	$1,041,845

Long-term Debt

As of September 30, 2006, our long-term debt consisted of advances from the FHLB of $71.5 million, a $7.5 million bank loan and an $18.0 million junior subordinated note issued by BancTrust to a statutory trust subsidiary in connection with an offering of $18.0 million of trust preferred securities completed on December 18, 2003. We used the proceeds from the trust preferred offering and the bank loan to finance a portion of the acquisition of CommerceSouth, Inc., pursuant to a merger of CommerceSouth with and into BancTrust. We decreased our FHLB advances by $10.0 million during the first nine months of 2006. We began making principal payments on the bank loan in the first quarter of 2006.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
September 30, 2006		December 31, 2005
Accruing loans 90 days or more past due	$ 2	$ 551
Loans on non-accrual	5,316	5,267
Renegotiated loans	923	944
Total non-performing loans	6,241	6,762
Other real estate owned	1,307	428
Total non-performing assets	$7,548	$7,190

Accruing loans 90 days or more past due as a percent of loans	0.00%	0.06%
Total non-performing loans as a percent of loans	0.63%	0.68%
Total non-performing assets as a percent of loans and other real estate owned	0.76%	0.72%

Accruing loans 90 days or more past due decreased from year-end 2005 to September 30, 2006 by $549 thousand. While the amount of loans on non-accrual was relatively unchanged from December 31, 2005 to September 30, 2006, the composition did change. There was a reduction of approximately $2.6 million in non-accrual loans to one borrower due to payments of $224 thousand and due to the Company foreclosing on the collateral and transferring $1.3 million to other real estate owned. The remaining balance of $1.1 million had been provided for in the loan loss reserve and was charged off in the first nine months of 2006. A $1.9 million residential mortgage loan was placed on non-accrual during the first quarter of 2006.

Since Hurricane Katrina in late August of 2005, we have observed a significant slow-down in real estate activity in our coastal markets in south Baldwin County, Alabama and northwest Florida.  Sales volume has declined significantly, and properties are remaining on the market for extended periods of time.  We attribute this slow-down to recent storm activity, increased ad valorem taxes resulting from the increase in property values over the last several years, significantly increased labor and materials costs, much higher insurance premiums and normal cyclical changes in the market. There may be other causes as well.  Our loan activity in these markets has slowed dramatically, and we continue to closely monitor our asset quality.

On October 30, 2006, we placed a $7.3 million condominium construction loan on non-accrual.  The loan is current, but the borrower notified the Company on October 6, 2006, that, as a result of increased construction costs, he does not presently have sufficient funds to finish the project.  We are evaluating the cost to complete the project and the demand for condominiums in the market. The borrower is seeking additional funding. It may become necessary to increase the provision for loan losses in the fourth quarter as a result of this loan; however, we have not yet been able to determine the amount of the charge, if any.  Excluding this loan, loans and loan commitments in our coastal markets for condominium construction total less than 1 percent of our loan portfolio, and we do not see this event as indicative of a trend that will have a material impact on our asset quality or earnings beyond the impact of this particular loan; however, the overall slow-down and general economic climate in our coastal markets has hampered our growth in those markets and could result in additional increases in our loan loss reserve and could adversely impact our earnings. We have not observed any material deterioration of asset quality in our non-coastal markets.

Although we have experienced a slow-down in asset growth company-wide, our Mobile market has experienced loan growth of approximately 10.9 percent since December 31, 2005. We have recently focused our efforts on this market in response to the slow-down in our coastal markets and in order to take advantage of the growth the Mobile area has experienced. Over the past year we have invested in a new branch, a new operations center and fifteen new officers and employees in the commercial department of the Mobile Bank. An additional branch is under construction.

In addition to the condominium construction loan mentioned above, not included in the non-performing assets table are loans totaling $5.7 million at September 30, 2006, as to which Management has reservations about the ability of the borrowers to comply with present repayment terms. These credits were considered in determining the adequacy of the allowance for loan losses, and, although they are currently performing, they are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties. Any loans, other than those described earlier in this paragraph, that are classified for regulatory purposes as loss, doubtful, substandard or special mention, and that are not included as non-performing loans, do not (i) represent or result from trends or uncertainties that Management reasonably expects will materially impact future operating results, or (ii) represent material credits about which Management is aware of any information which causes Management to have serious doubts as to the ability of such borrower to comply with the loan repayment terms.

The allowance for loan losses represents Management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. Impaired loans as determined under SFAS No. 114 were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represented 2.33 times non-performing loans at September 30, 2006 and 2.07 times non-performing loans at December 31, 2005. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2006 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at September 30, 2006 was 10.57 percent, compared to 10.04 percent at December 31, 2005. This increase resulted primarily from the increase in equity of $7.6 million. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.78 percent at September 30, 2006 compared to 11.21 percent at year end 2005.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $112.5 million at September 30, 2006 and $104.3 million at December 31, 2005. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $13.6 million at September 30, 2006 and $13.4 million at December 31, 2005. Total capital, which is Tier 1 capital plus Tier 2 capital, was $126.1 million at September 30, 2006, and $117.7 million at December 31, 2005. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.33 percent and 11.58 percent, respectively, at September 30, 2006, and 9.70 percent and 10.95 percent, respectively, at December 31, 2005. Both the September 30, 2006 and December 31, 2005 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our Banks and on a consolidated basis.

The components of our risk-based capital calculations for September 30, 2006 are shown below:

September 30, 2006
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$94,426
Debt related to issuance of trust preferred securities	18,000
Total Tier 1 capital	112,426

Tier 2 capital-Allowable portion of the allowance for loan losses	13,625
Total capital (Tiers 1 and 2)	$126,051

Risk-weighted assets	$1,088,420
Quarterly average assets	1,254,569
Risk-based capital ratios:
Tier I capital	10.33%
Total capital (Tiers 1 and 2)	11.58%

During the third quarter of 2006, BancTrust declared a regular quarterly dividend of $0.13 per share, payable October 2, 2006 to shareholders of record as of September 15, 2006.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $126.8 million at September 30, 2006 and $133.3 million at December 31, 2005. Liquid assets represented 9.7 percent of total assets at September 30, 2006 as compared to 10.2 percent at December 31, 2005. The net change in cash and cash equivalents for the nine-month period ended September 30, 2006 was a decrease of $163 thousand or 0.2 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Net Income

The Company recorded income from continuing operations of $3.4 million, or $0.31 per basic share and $0.30 per diluted share, during the third quarter of 2006, compared to income from continuing operations in the third quarter of 2005 of $3.5 million, or $0.31 per basic and diluted share. We recorded income from discontinued operations of $1.5 million, or $0.14 per share, in the third quarter of 2005, which included the gain on the sale of the discontinued operations before income taxes of 2.4 million. Net interest revenue decreased by $403 thousand, or 3.0 percent from the three months ended September 30, 2005 to the three months ended September 30, 2006. Quarterly average interest-earning assets increased from $1.141 billion for the third quarter of 2005 to $1.153 billion in the third quarter of 2006, an increase of $11.8 million or 1.0 percent. Our quarterly net interest margin decreased to 4.59 percent for the third quarter of 2006 from 4.83 percent for the third quarter of 2005. We are slightly asset sensitive but the cost of our interest bearing liabilities has continued to increase since the Federal Reserve Bank paused its rate increases in August. In addition, because of competitive pressure, we have had to offer higher rates to attract new deposits and retain current deposits. Although it appears that the pause in interest rate increases might hold for several months, we could experience further tightening in our net interest margin.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. (See Asset Quality and Allowance for Loan Losses, above). Net charge-offs from continuing operations in the third quarter of 2006 were $1.4 million compared to $447 thousand in the same period for 2005. This increase is due primarily to the charge-off of $1.1 million of a loan that was on non-accrual. The provision for loan losses was $1.2 million in the third quarter of 2006 compared to $1.8 million for the comparable period in 2005. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.46 percent at September 30, 2006 and 1.41 percent at December 31, 2005.

Non-Interest Revenue and Expense

Non-interest revenue was $3.3 million for the third quarter of 2006, an increase of $388 thousand from the third quarter of 2005. Included in non-interest revenue in the third quarter of 2006 was a gain on the sale of other assets of $312 thousand. Mortgage loan fees from loans sold on the secondary market were $796 thousand for the third quarter of 2006, compared to $919 thousand for the same period in 2005. We believe that this decrease of $123 thousand, or 13.4 percent, resulted from what we have perceived to be a slow down in home purchases and refinancing in the markets we serve. Trust revenue in the third quarter of 2006 of $480 thousand was up from $348 thousand for the same period in 2005. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up slightly.

Salary and employee benefit expense increased by $594 thousand, or 11.8 percent, from the third quarter of 2005 to the third quarter of 2006, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank, and the expensing of restricted stock grants.

Net occupancy expense was $793 thousand in the third quarter of 2006, an increase of $70 thousand, or 9.7 percent, from the same period of 2005. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch, and a supermarket branch that was located nearby. Furniture and equipment expense decreased $51 thousand.

Other expense was $2.7 million for the quarter ended September 30, 2006, relatively unchanged from the third quarter of 2005. Other expense includes items such as legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company expects that expenses relating to advertising and marketing will be higher over the next six months as a new advertising plan is put into place. The Company believes that growth opportunities exist in several of our markets due to recent bank merger activity.

Income tax expense from continuing operations was $1.7 million for the third quarter of 2006, compared to $1.8 million for the same period in 2005, reflecting lower taxable income. The effective combined federal and state tax rates for the third quarter of 2006 and 2005 were 33.7 percent and 34.2 percent, respectively.

Nine Months Ended September 30, 2006 and 2005

Net Income

The Company recorded income from continuing operations of $11.0 million, or $0.99 per basic share and $0.98 per diluted share, during the first nine months of 2006, compared to income from continuing operations in the first nine months of 2005 of $9.6 million, or $0.87 per basic share and $0.86 per diluted share. We recorded income from discontinued operations of $1.8 million, or $0.16 per share, in the first nine months of 2005. Net interest revenue increased by $1.7 million, or 4.5 percent from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is a result of an increase in average loans over the corresponding period in 2005. Average interest-earning assets increased from $1.088 billion for the first nine months of 2005 to $1.147 billion in the first nine months of 2006, an increase of $59.8 million or 5.5 percent. Our net interest margin decreased slightly to 4.71 percent for the first nine months of 2006 compared to 4.77 percent for the first nine months of 2005.

Provision for Loan Losses

The provision for loan losses was $2.6 million in the first nine months of 2006 compared to $4.5 million for the comparable period in 2005, with the reduction being primarily in response to the slowdown of loan growth. Net charge-offs from continuing operations in the first nine months of 2006 were $2.1 million compared to $738 thousand in the same period for 2005.

Non-Interest Revenue and Expense

Non-interest revenue was $8.7 million for the first nine months of 2006, an increase of $587 thousand, or 7.2 percent, from the nine months ended September 30, 2005. Included in non-interest revenue in the first nine months of 2006 was a gain on the sale of assets available for sale of $312 thousand. Mortgage loan fees from loans sold on the secondary market were $2.0 million for the first nine months of 2006, compared to $2.1 million for the same period in 2005. Trust revenue in the first nine months of 2006 of $1.6 million was up from $1.2 million for the same period in 2005. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Securities losses were $44 thousand in the first nine months of 2006 compared to securities gains of $125 thousand for the same period last year. In making the decision to sell securities, Management considers the likelihood of these securities being called, the current types and rates of bonds available for reinvestment and the need to fund loan growth. During the first nine months of 2006, BancTrust sold a trust preferred security at a loss.

Salary and employee benefit expense increased by $1.3 million, or 8.6 percent, from the first nine months of 2005 to the first nine months of 2006, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank, and the expensing of restricted stock grants.

Net occupancy expense was $2.3 million for the first nine months of 2006, an increase of $218 thousand, or 10.7 percent, from the $2.0 million for the same period in 2005, primarily the result of the opening of new locations. Furniture and equipment expense decreased $63 thousand.

Other expense was $8.4 million for the nine months ended September 30, 2006 compared to $7.9 million for the nine months ended June 30, 2005, an increase of $543 thousand, or 6.9 percent. Contributing to the increase in other expense were costs related to advertising, increased data processing cost related to the growth of the Florida and Eufaula Banks, increased legal fees, increased accounting fees, including fees related to compliance with the Sarbanes-Oxley Act of 2002, and increases in payments for service to miscellaneous vendors. Other expense also includes items such as director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company expects that expenses relating to advertising and marketing will be higher over the next six months as a new advertising plan is put into place. The Company believes that growth opportunities exist in several of our markets due to recent bank merger activity.

Income tax expense from continuing operations was $5.5 million for the first nine months of 2006, compared to $4.7 million for the same period in 2005, reflecting higher taxable income. The effective combined federal and state tax rates for the first nine months of 2006 and 2005 were 33.2 percent and 32.7 percent, respectively.

Contractual Obligations

In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2005 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2006, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2006 was $31.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2006, the Company had $312 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2006. Through September 30, 2006, Management has not utilized derivatives as a part of this process.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended September 30, 2006 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/06-07/31/06	725	$26.06	0	229,951
08/01/06-08/31/06	449	$24.39	0	229,951
09/01/06-09/30/06	310	$27.23	0	229,951
Total	1,484	$25.80	0	229,951

__________________

  1,484 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

November 8, 2006	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 8, 2006	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002