Form 10-K
period 2006-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2007-03-15
CIK 783739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Saint Joseph Street Mobile, Alabama	36602
(Address of principal executive offices)	(Zip Code)

251-431-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.01 PAR

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of February 28, 2007 (assuming that all executive officers, directors and 5% shareholders are affiliates): $214,884,387

Shares of Common Stock ($.01 Par) outstanding at March 09, 2007: 11,184,056

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III.

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

Item 1. Business

General

BancTrust Financial Group, Inc. is a multi-bank holding company headquartered in Mobile, Alabama. We operate 31 banking offices in the southern half of Alabama and northwest Florida and provide banking and related services in that market area through the following subsidiaries: BankTrust (the “Mobile Bank”), BankTrust of Alabama (the “Eufaula Bank”), BankTrust (Florida) (the “Florida Bank”) and BancTrust Company, Inc. (the “Trust Company”). We refer to BancTrust Financial Group, Inc. and its subsidiaries as “we,” “us,” and “our” and as “BancTrust” and the “Company” throughout this Annual Report on Form 10-K.

We were originally incorporated as a Delaware corporation in 1985 under the name Mobile National Corporation. In 1993, we changed our name to South Alabama Bancorporation, Inc. We operated under that name until May of 2002, when we changed our name to BancTrust Financial Group, Inc. Most of our current executive management team has been in place since 1989. At December 31, 2006, we had total consolidated assets of approximately $1.353 billion, total consolidated deposits of approximately $1.104 billion and total consolidated shareholders’ equity of approximately $138.5 million.

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

In 2003, we began consolidating the Banks with the merger of BankTrust of Brewton (formerly First National Bank, Brewton) into the Mobile Bank. Continuing this consolidation strategy in 2004, we merged The Monroe County Bank and Commercial Bank of Demopolis into the Mobile Bank, leaving us with five subsidiary banks: the Mobile Bank, the Eufaula Bank, the Florida Bank, Sweet Water State Bank and BankTrust of Florida, formerly Wewahitchka State Bank (the “Wewahitchka Bank”). On October 15, 2004, we sold the Wewahitchka Bank, including approximately $50.3 million in total assets and approximately $43.4 million in total deposits, for $7.5 million; and on August 1, 2005, we sold Sweet Water State Bank, including approximately $56.0 million in total assets and approximately $50.8 million in total deposits, for $7.0 million, consisting of a $6.5 million purchase price and a $500,000 dividend. We anticipate merging the Eufaula Bank into the Mobile Bank in the second quarter of 2007, but we expect to maintain the Florida Bank as a separate banking subsidiary for the foreseeable future.

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

We currently operate 31 bank branches, and we expect to open one additional branch location in 2007, in Fairhope, Alabama.

Our Non-banking Subsidiaries

In addition to our traditional banking services, we also offer our customers a full array of trust services through our subsidiary, the Trust Company. In addition to trust services, we offer our customers certain investment and insurance products through a subsidiary of the Mobile Bank, BancTrust Financial Services, Inc.

The following table sets forth information regarding our holding company and our wholly-owned subsidiaries as of December 31, 2006:

(Dollars in thousands)
	Mobile Bank	Florida Bank	Eufaula Bank	Trust Company		Consolidated(1)
Banking Offices	16	10	5		2	31
Employees	232	89	76		22	419
Loans (Net of unearned income)	$534,467	$285,343	$184,925	$	n/a	$1,004,735
Investments	93,514	8,497	15,536		951	118,498
Total Assets	758,349	351,719	259,031		2,198	1,353,406
Deposits	642,797	260,920	206,913		n/a	1,104,129
Shareholders’ Equity	$66,408	$56,100	$41,599		$1,818	$138,523

(1)	Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation. Further segment information is included in Note 20 of the Notes to Consolidated Financial Statements included herein.

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

The following table sets forth our Banks’ total deposits and market share by county as of June 30, 2006:

(Dollars in thousands)
Alabama Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
Autauga	1	$16,672	$419,516	9	3.97%
Baldwin	3	31,900	3,194,862	12	1.00
Barbour	2	99,856	410,254	1	24.34
Escambia	3	122,971	565,569	1	21.74
Marengo	2	65,413	418,098	3	15.65
Mobile	7	262,754	5,451,443	5	4.82
Monroe	2	109,612	320,296	1	34.22
Montgomery	2	86,143	5,064,055	8	1.70

Florida Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage
Bay	2	$46,179	$2,423,246	12	1.91%
Okaloosa	3	50,881	3,486,367	18	1.46
Walton	3	162,152	889,970	2	18.22

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms and money market mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and new residents. Many of our competitors are larger financial institutions with substantially greater resources and lending limits such as Regions (which now includes AmSouth), Compass and Wachovia.

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

Lending Activities and Credit Administration

We originate loans primarily in the categories of commercial, commercial real estate, individual and commercial construction and consumer. We also make available to our customers fixed rate, longer-term real estate mortgage loans in the residential real estate mortgage area. We are able to offer, through third party arrangements, certain mortgage loan products that do not require the longer-term loans to be carried on our books. These products allow us to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income for us for the last several years. These fees come from first and second home purchases, as well as from home owners who have elected to refinance their home loans. The loan portfolio mix varies throughout our market areas. Generally speaking, we make loans with relatively short maturities or, in the case of loans with longer maturities, we attempt to issue loans with floating rate arrangements whenever possible. The largest component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate, whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. These loans will generally fall into one of four categories: (1) commercial, financial and agricultural loans; (2) real estate construction loans; (3) real estate mortgage loans; and (4) installment or consumer loans.

Our loan portfolio at December 31, 2006 was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

(Dollars in thousands)
	December 31, 2006
	Mobile Bank	Florida Bank	Eufaula Bank	Total
Commercial, Financial and Agricultural	$153,056	$20,025	$23,055	$196,136
Real Estate—Construction	140,887	161,851	39,254	341,992
Real Estate—Mortgage	198,137	99,942	113,794	411,873
Installment	42,173	3,638	9,046	54,857

Total Loans	534,253	285,456	185,149	1,004,858
Less: deferred cost (unearned loan income), net	214	(113)	(224)	(123)

Loans, net of unearned income	$534,467	$285,343	$184,925	$1,004,735

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

Loan Review

We have a Loan Review Department that is part of the Internal Audit function of our company. Our Loan Review Department reports directly to our Audit Manager. Large credit relationships are reviewed on an on-going basis for continued financial, collateral and guarantor support. New credit offerings are reviewed for adequacy of underwriting and collateral valuation. The Loan Review Department makes periodic on-site visits to each of our subsidiary banks. Typically, during these on-site visits, the loan review officers review 30-35%, by amount, of the subsidiary Bank’s loan portfolio. All problem loans that are identified are included on an internal watch list. These loans are continually monitored for on-going repayment ability, collateral deterioration and adequacy of any allowance for loan losses.

Deposits and Other Sources of Funding

We consider core deposits to be the main source of funds used to support our assets. We offer a full range of deposit products designed to appeal to both individual and corporate customers, including checking accounts, commercial accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to long-term certificates of deposit. Deposit rates are reviewed regularly by senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. In the fall of 2005 we completed the process of streamlining and standardizing our line of deposit products for each of our subsidiary banks. This new deposit product line allows our employees throughout the Company to offer the same products, regardless of location, and we believe the revised program has helped and will continue to help us attract and retain deposits. In addition, the advertising of our deposit products has become easier and more cost efficient.

Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 2.12% of total deposits at December 31, 2006.

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

Employees

As of December 31, 2006, we had 419 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

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

FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.3 cents per $100 of deposits for the first quarter of 2007.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 12.77% and our ratio of Tier 1 Capital to risk-weighted assets was 11.51%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 10.02%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2006, our subsidiaries were able to pay dividends totaling approximately $18.5 million without the need for regulatory approval.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments of those reports, filed with or furnished to the SEC are available on our website at http://www.banctrustfinancialgroupinc.com. These documents are made available on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

J. Stephen Nelson—age 69(1) Chairman (since 1993)	Director (since 1993)

W. Bibb Lamar, Jr.—age 63(2) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh—age 58(3) Executive Vice President (since 2004)	None

F. Michael Johnson—age 61(4) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Bruce C. Finley, Jr.—age 58(5) Senior Vice President and Senior Lending Officer (since 2004)	None

(1)	Previously: Chairman, 1993-2003, Chief Executive Officer, 1984-2003, and Director, 1979-2003, BankTrust of Brewton, which was merged into the Mobile Bank in 2003.
(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Mobile Bank. Previously: President (1989-1998), the Mobile Bank.
(3)	President, Chief Executive Officer and Director of the Florida Bank since 2005. Previously: President, Chief Operating Officer and Director (1998 to 2005) of the Mobile Bank.
(4)	Executive Vice President and Cashier, since 1986, the Mobile Bank.
(5)	Executive Vice President of the Mobile Bank since 1998. Previously: Senior Loan officer (1998-2004), the Mobile Bank.

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

Any adverse market or economic conditions in Alabama and Northwest Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the fair value of the real estate we hold as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market, real estate or economic conditions in our market areas, including as a result of Hurricane Katrina and other storms, could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our market areas in Alabama and Florida are susceptible to hurricanes. This coastal region experienced major hurricanes in 2004 and 2005. The psychological impact of these storms, the high cost of and, in some cases, lack of property insurance, an over-supply of housing and investment properties along with changing property values and higher taxes over recent years have slowed the economic growth in these areas. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by these hurricanes or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.

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

We may be required to raise additional capital at a time when capital may not be readily available.

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

Our directors and executive officers, as a group, beneficially owned approximately 13.41% of our outstanding common stock as of February 28, 2007. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. We lease this entire facility, which also houses the headquarters of the Trust Company and the Mobile Bank. The current term of the lease for this building expires on December 31, 2010. We have an option to extend this lease for one additional term of five years. In addition to our corporate headquarters, we operate 30 office or branch locations in Southern and Central Alabama and Northwest Florida, of which 27 are owned and three are subject to either building or ground leases. In 2005, we purchased a building in downtown Mobile for use as an operations center. We paid annual rents in 2006 of approximately $380 thousand. At December 31, 2006, there were no significant encumbrances on our offices, equipment or other operational facilities.

Item 3. Legal Proceedings

In the ordinary course of operating our business, we may be a party to various legal proceedings from time to time. We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item  5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Cash Dividends Per Share

BancTrust’s common stock trades on The Nasdaq Global Select Market under the symbol BTFG.

At December 31, 2006, the Company had approximately 3,415 shareholders, of record or through registered clearing agents.

The following chart provides the high and low sales price and the cash dividend declared for each quarter in 2006 and 2005.

	High	Low	Cash Dividends Declared Per Share
2006
Fourth quarter	$27.94	$23.00	$0.13
Third quarter	28.25	22.24	0.13
Second quarter	23.71	20.05	0.13
First quarter	22.26	19.70	0.13

2005
Fourth quarter	$20.98	$17.01	$0.13
Third quarter	21.89	18.24	0.13
Second quarter	21.00	17.61	0.13
First quarter	24.90	18.84	0.13

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2006 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	210,736	(1)	$14.89		53,109	(2)
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A		N/A

	Weighted-Average
Restricted Stock Plan Category	Number of Securities Issued		Market Value of Shares Issued
Equity Compensation Plans Approved by Security Holders	90,091		$20.24	(3)
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.
(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.
(3)	Represents the average of the closing bid and ask price on the date of issue.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2006, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002.

The following table provides information about purchases by BancTrust during the quarter ended December 31, 2006 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of shares purchased(1)	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(2)
10/01/06-10/31/06	1,030	$25.45	0	229,951
11/01/06-11/30/06	382	$24.54	0	229,951
12/01/06-12/31/06	0	$0.00	0	229,951

Total	1,412	$25.20	0	229,951

(1)	1,412 shares were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.
(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

	At and For The Year Ended December 31,
	2006	2005	2004	2003	2002
RESULTS OF OPERATIONS:
Interest revenue	$88,188	$72,905	$50,913	$28,483	$30,814
Interest expense	35,923	20,861	11,928	7,013	10,071

Net interest revenue	52,265	52,044	38,985	21,470	20,743
Provision for loan losses	4,594	5,725	3,897	1,841	760
Non-interest revenue	11,620	10,987	10,517	7,082	6,654
Non-interest expense	39,702	37,262	31,787	18,892	17,363

Income from continuing operations before income taxes	19,589	20,044	13,818	7,819	9,274
Income tax expense	6,303	6,767	3,902	2,166	2,706

Income from continuing operations	13,286	13,277	9,916	5,653	6,568

Income from discontinued operations before income taxes	0	575	1,684	982	1,087
Gain on sale of discontinued operations before income taxes	0	2,411	1,484	0	0

Total income from discontinued operations before income taxes	0	2,986	3,168	982	1,087
Income tax expense	0	1,144	1,783	313	332

Income from discontinued operations	0	1,842	1,385	669	755

Net income	$13,286	$15,119	$11,301	$6,322	$7,323

PER SHARE DATA:
Basic earnings per share	$1.19	$1.36	$1.03	$0.72	$0.85

Diluted earnings per share	$1.17	$1.35	$1.02	$0.71	$0.84

Basic earnings per share from continuing operations	$1.19	$1.19	$0.90	$0.64	$0.76

Diluted earnings per share from continuing operations	$1.17	$1.19	$0.90	$0.64	$0.75

Basic earnings per share from discontinued operations	$0.00	$0.17	$0.13	$0.08	$0.09

Diluted earnings per share from discontinued operations	$0.00	$0.16	$0.12	$0.07	$0.09

Cash dividends declared per share	$0.52	$0.52	$0.52	$0.52	$0.48

Book value per share	$12.41	$11.79	$11.09	$10.67	$9.27

Common shares outstanding	11,166	11,113	11,022	10,930	8,729
Basic average shares outstanding	11,151	11,104	10,981	8,754	8,658
Diluted average shares outstanding	11,308	11,188	11,074	8,888	8,696

SUMMARY BALANCE SHEET DATA:
Total assets	$1,353,406	$1,306,054	$1,191,222	$1,076,900	$665,810
Loans, net of unearned income	1,004,735	993,352	862,207	647,379	352,112
Deposits	1,104,129	1,041,845	939,958	764,174	479,712
Investments	118,498	132,354	140,512	176,619	166,623
Federal funds sold	62,500	32,000	6,000	29,333	8,664
FHLB advances and long-term debt	95,521	110,057	58,500	38,500	6,000
Short-term borrowings	4,120	8,595	14,114	24,467	11,578
Shareholders’ equity	138,523	131,039	122,183	116,666	80,904

	At And For The Year Ended December 31,
	2006	2005	2004	2003	2002
AVERAGE BALANCES:
Total assets	$1,297,550	$1,270,183	$1,109,679	$678,596	$636,317
Earning assets	1,151,209	1,104,062	895,370	536,679	511,650
Loans	999,034	952,701	726,791	370,004	346,472
Deposits	1,042,228	1,001,411	828,665	484,342	465,826
Shareholders’ equity	136,343	127,459	119,820	82,136	78,658
PERFORMANCE RATIOS:
Return on average assets	1.02%	1.19%	1.02%	0.93%	1.15%
Return on average equity	9.74%	11.86%	9.43%	7.70%	9.31%
Net interest margin (tax equivalent)(1)	4.61%	4.80%	4.47%	4.19%	4.25%
Efficiency ratio(2)	61.36%	58.28%	62.84%	63.86%	61.10%

ASSET QUALITY RATIOS:
Nonperforming assets to total assets	1.29%	0.55%	0.30%	0.43%	0.60%
Allowance for loan losses to total loans, net of unearned income	1.63%	1.41%	1.11%	1.20%	1.39%
Net loans charged-off to average loans	0.23%	0.14%	0.29%	0.64%	0.21%
Allowance for loan losses to non-performing loans	100.74%	207.23%	326.03%	219.14%	125.14%

CAPITAL RATIOS:
Tier 1 leverage ratio(3)	10.02%	8.40%	8.28%	13.19%	10.92%
Tier 1 risk-based capital	11.51%	9.70%	9.46%	10.25%	14.87%
Total risk-based capital	12.77%	10.95%	10.49%	11.31%	16.00%
Average shareholders’ equity to average total assets	10.51%	10.03%	10.80%	12.10%	12.36%
Dividend payout ratio	43.70%	38.24%	50.49%	72.22%	56.47%

OTHER DATA:
Banking locations	31	29	30	30	16
Full time equivalent employees	419	396	349	365	247

(1)	Net interest margin is the net yield on interest-earning assets. Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets.
(2)	Efficiency ratio is the result of non-interest expense divided by the sum of net interest revenue (tax equivalent) and non-interest revenue.
(3)	Tier 1 leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

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

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Banks. The following table sets forth our subsidiary Banks and selected data related to each Bank:

Bank	Number of Locations	Market Area Counties	TOTAL ASSETS AT DECEMBER 31, 2006
			(IN THOUSANDS)
Mobile Bank	16	Baldwin, Escambia, Marengo, Mobile, Monroe in Alabama	$758,349

Florida Bank	10	Bay, Okaloosa, Walton in Florida	$351,719

Eufaula Bank	5	Autauga, Barbour, Montgomery in Alabama	$259,031

Through the Banks, BancTrust Company, Inc., our wholly owned trust company subsidiary, and BancTrust Financial Services, Inc., a wholly owned securities and insurance subsidiary of the Mobile Bank, we offer a broad range of traditional banking services to our customers, including retail banking, trust, insurance and securities services and products.

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

We measure and monitor the following factors as key indicators of our financial performance:

•	Net income

•	Earnings per share

•	Loan and deposit growth

•	Credit quality

Highlights for the year ended December 31, 2006 include:

•	Loan growth in the Mobile/Baldwin market exceeded 16.19%, reaching $384 million in loans.

•	Our investment in our commercial banking unit strengthened our market position.

•	A significant increase in the growth of our commercial & industrial portfolio lessened our dependence on commercial real estate.

•	Our year-over-year income from continuing operations increased slightly, despite a significant personnel investment.

•	We introduced new cash management and sweep products for our commercial customers and upgraded our internet banking platform.

•	Our net interest margin remained strong at 4.61%.

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

Effect of Economic Trends

During 2002, the United States experienced an economic decline. During this period, the economy was affected by lower returns of the stock markets. Economic data had led the Federal Reserve in 2001 to begin an aggressive program of reducing interest rates that moved the federal funds rate down 11 times during 2001 for a total reduction of 475 basis points. In 2002 and 2003, the federal funds rate was reduced another 100 basis points, bringing the federal funds rate in mid-2003 to its lowest level in 40 years.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During 2003 and most of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy was beginning to show signs of strengthening, and the Federal Reserve increased the federal funds interest rate by 100 basis points during the second, third and fourth quarters of 2004 and by an additional 200 basis points during 2005. In mid-2006 the Federal Reserve stopped increasing rates, and has made no further interest rate changes as of this report date.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. For several years, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets have increased, and employment trends in our market areas have been favorable. That improvement continued through mid-2005; however, a slowdown in loan demand was experienced in our coastal markets in the Fall of 2005 and continued through 2006. The most likely reason for the slowdown is the effects the recent hurricanes have had along the Gulf Coast, especially after Hurricane Katrina in August of 2005.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2006, beginning on page 53 of this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of these policies is set forth below.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 5 and other regulatory guidance. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

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

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans that are not individually evaluated. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios and such other factors that, in Management’s judgment, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

Financial Condition

Average Assets and Liabilities

Average assets in 2006 were $1.298 billion, compared to $1.270 billion in 2005. Excluding the assets associated with discontinued operations, average assets increased $59 million from 2005 to 2006, an increase of 4.8 percent. Average loans, net, in 2006 were $984.2 million or 4.5 percent higher than average loans, net, of $942.0 million in 2005. We experienced a significant increase in loan demand beginning in 2003, and the demand continued to accelerate in 2004 and into the first half of 2005. Beginning in the third quarter of 2005 we experienced a rapid slowdown in loan demand along our Gulf Coast markets, most likely a reaction to the extreme hurricane season of 2005, especially Hurricane Katrina.

Average deposits of $1.042 billion in 2006 were 4.1 percent higher than average deposits of $1.001 billion in 2005. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, overnight repurchase agreements, notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings and deposits in the treasury tax and loan account. In December 2006, we issued an additional $15.0 million of trust preferred securities. Part of the funds were used to pay off a bank loan, and the remaining proceeds are to be used for general corporate purposes.

Our average equity as a percent of average total assets in 2006 was 10.5 percent, compared to 10.0 percent in 2005. Average equity in 2006 and 2005 included approximately $45.4 million and $46.1 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	2006	2005	2004	2003	2002
Average Assets
Cash and due from banks	$46,423	$46,262	$36,593	$24,418	$21,906
Federal funds sold	26,171	13,918	7,276	10,933	17,129
Interest-bearing deposits	370	241	566	52	936
Securities available for sale	125,634	137,202	160,737	155,690	147,113
Loans, net	984,219	942,034	718,340	365,221	341,496
Premises and equipment, net	44,038	38,773	36,009	13,637	13,177
Accrued income receivable	7,494	5,947	4,599	3,025	3,569
Other real estate owned, net	593	394	650	510	116
Intangible assets, net	45,364	46,127	46,885	4,181	3,981
Cash surrender value of life insurance	5,053	4,832	4,613	12	0
Other assets	12,191	2,855	1,755	1,906	1,810
Assets related to discontinued operations	0	31,598	91,656	99,011	85,084

Average Total Assets	$1,297,550	$1,270,183	$1,109,679	$678,596	$636,317

Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$180,008	$207,091	$155,441	$87,901	$78,830
Interest-bearing demand deposits	254,531	245,605	226,731	134,656	133,480
Savings deposits	92,319	119,874	96,808	35,361	33,381
Time deposits	515,370	428,841	349,685	226,424	220,135

Total deposits	1,042,228	1,001,411	828,665	484,342	465,826
Short-term borrowings	9,607	17,735	20,434	8,459	8,100
FHLB advances and long-term debt	99,270	83,358	50,030	12,621	6,000
Other liabilities	10,102	11,403	8,600	4,355	3,151
Liabilities related to discontinued operations	0	28,817	82,130	86,683	74,582
Shareholders’ equity	136,343	127,459	119,820	82,136	78,658

Average Total Liabilities and Shareholders’ Equity	$1,297,550	$1,270,183	$1,109,679	$678,596	$636,317

Loans

Average loan growth was strong from 2003 to mid-2005 as economic conditions in our markets were good. After the 2005 hurricane season, and especially after Hurricane Katrina, loan demand in our markets directly on the Gulf of Mexico slowed considerably. While our offices are well to the east of the areas most directly affected by Katrina, we believe that the slowdown in loan demand along the Gulf Coast beach markets was brought on by the psychological effects of the storms of 2005 and 2004 as well as severe problems in the property insurance industry. Our average loan-to-deposit ratio was 94.4 percent in 2006 compared to 94.1 percent in 2005 and 86.7 percent in 2004. Our loan-to-deposit ratio at year-end 2006 was 91.0 percent compared to 95.3 percent at year-end 2005 and 91.7 percent at year-end 2004.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2006, $725.8 million, or 72.2 percent, mature within one year or otherwise reprice within one year. Maintaining high levels of short-term and variable rate loans in our portfolio is a key component of our interest rate risk management strategy and was a key contributor to our improved net interest revenue and net interest margin during the recent rising interest rate environment. Net interest revenue and net interest margin decreased when the interest rate environment stabilized. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have generated significant fee income during the recent periods of lower mortgage rates. These fees have come from first and second home purchases as well as from substantial home refinancing volume. The rise in interest rates beginning in mid-2004, combined with the severe hurricane season of 2005, resulted in a slowdown in mortgage loan refinancing volume along our beach markets; however, first home purchase and refinancing volume in the metropolitan areas of Mobile and Montgomery has remained strong.

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2006, and at year-end for each of the previous four years. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS BY CATEGORY

(DOLLARS IN THOUSANDS)	DECEMBER 31,
	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$196,136	$168,645	$176,145	$166,447	$105,906
Real estate—construction	341,992	340,858	218,845	58,312	24,953
Real estate—mortgage	411,873	429,323	413,620	370,871	174,097
Installment	54,857	55,720	54,936	52,497	47,285

Total	1,004,858	994,546	863,546	648,127	352,241
Less: Deferred loan cost (unearned loan income), net	(123)	(1,194)	(1,339)	(748)	(129)

Total loans	$1,004,735	$993,352	$862,207	$647,379	$352,112

Table 3

SELECTED LOANS BY TYPE AND MATURITY

(DOLLARS IN THOUSANDS)	DECEMBER 31, 2006 MATURING
	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE YEARS	TOTAL
Commercial, financial, and agricultural	$123,244	$67,208	$5,684	$196,136
Real estate—construction	300,315	40,669	1,008	341,992
Real estate—mortgage	182,766	206,363	22,744	411,873

	$606,325	$314,240	$29,436	$950,001

Loans maturing after one year with:
Fixed interest rates		$207,555	$13,767
Floating interest rates		106,685	15,669

		$314,240	$29,436

Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as held to maturity are stated at amortized cost. Securities are classified as held to maturity if Management has the positive intent, and we have the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2006, all of our securities were in the available for sale category. At December 31, 2006, we held no trading securities or securities classified as held to maturity.

The maturities and weighted-average yields of securities available for sale at December 31, 2006, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax-exempt obligations. Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

DECEMBER 31, 2006 (DOLLARS IN THOUSANDS)	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
Securities available for sale
U.S. Treasury securities	$0	0.00%	$896	5.05%	$0	0.00%	$0	0.00%	$896	5.05%
U.S. Government sponsored enterprises	3,500	3.23	34,344	4.16	3,046	4.09	2,500	4.50	43,390	4.10
State and political subdivisions	3,057	4.93	12,658	5.85	16,371	6.61	12,052	7.47	44,138	6.51
Other investments	0	0.00	1,006	3.56	0	0.00	568	4.21	1,574	3.79
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	0	0.00	29,526	4.53

Total securities available for sale	$6,557	4.02%	$48,904	4.60%	$19,417	6.21%	$15,120	6.86%	$119,524	5.10%

Deposits and Short-Term Borrowings

In 2004 average deposits grew $344.3 million, or 71.1 percent, compared to 2003. The CommerceSouth transaction accounted for $329.4 million, or all but 3.1 percent, of the increase in average deposits in 2004, with the remaining increase resulting from growth in the Gulf Coast markets of Alabama. Average deposits increased at a rapid pace in 2005, growing from $828.7 million in 2004 to $1.0 billion in 2005, an increase of 20.8 percent. Our deposit mix, on average, did not significantly change in 2004 and 2005. In 2006, we saw a decrease in average savings deposits of $27.6 million. Most of the decrease occurred in our Florida market, and appears to be a result of the slowdown which occurred after Hurricane Katrina. Also in 2006 we experienced an increase of $86.5 million in average time deposits. Part of this increase is a result of our efforts to offset the savings deposit decrease in Florida, and the remainder resulted from new account efforts in our other markets. We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 72.4 percent and 75.9 percent at year-end 2006 and 2005 respectively. While our primary deposit taking emphasis focuses on attracting and retaining core deposits from customers who will also use our products and services, Management recognizes that in order to fund loan growth, it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit and other borrowed funds. Access to non-core funding sources is particularly important in periods of very rapid loan growth, such as we experienced during 2004 and 2005. We do not currently need to access our non-core funding sources, as internally generated funds are supplying our liquidity needs; however, we might consider using non-core funding sources during periods when loan growth exceeds core deposit growth.

Table 5

AVERAGE DEPOSITS

(DOLLARS IN THOUSANDS)	AVERAGE FOR THE YEAR
	2006		2005		2004
	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE PAID
Non-interest-bearing demand deposits	$180,008		$207,091		$155,441
Interest-bearing demand deposits	254,531	1.99%	245,605.98%		226,731.75%
Savings deposits	92,319	2.16	119,874	1.25	96,808	1.07
Time deposits	515,370	4.47	428,841	3.05	349,685	2.08

Total average deposits	$1,042,228		$1,001,411		$828,665

Table 6 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2006. Deposits of $304.9 million in this category represented 27.6 percent of total deposits at year-end 2006, compared to $251.5 million representing 24.1 percent of total deposits at year-end 2005.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)	AT DECEMBER 31, 2006
	UNDER 3 MONTHS	3-12 MONTHS	OVER 12 MONTHS	TOTAL
	$124,099	$148,789	$32,032	$304,920

Short-term borrowings include three items: (1) federal funds purchased; (2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as “repos”; and (3) other, representing borrowings from the FHLB and a short-term loan from an unrelated bank to BancTrust. We sold federal funds of $26.2 million on average during 2006 while average short-term borrowings were $9.6 million. During 2004 and 2005, as Table 7 demonstrates, we relied much more than we have historically on short-term borrowings as a funding source to meet rapid loan growth; however, our liquidity position improved in 2006 and we relied less on short-term borrowings as a loan funding source.

Table 7

SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)	2006			2005			2004
	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED- AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED- AVERAGE INTEREST RATE	MAXIMUM MONTH-END BALANCE	AVERAGE BALANCE DURING YEAR	WEIGHTED- AVERAGE INTEREST RATE
Federal funds purchased	$0	$50	4.76%	$36,600	$8,126	3.27%	$21,986	$11,080	1.90%
Securities sold under agreement to repurchase	17,018	9,557	4.41	10,297	9,096	1.98	10,203	6,629	0.68
Other	0	0	n/a	1,000	513	2.92	11,000	2,725	1.98

Total short-term borrowings		$9,607	4.41%		$17,735	2.60%		$20,434	1.52%

FHLB Advances and Long-term Debt

We use FHLB advances occasionally as an alternative to other funding sources with similar maturities. FHLB advances, as a funding source, are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $61.5 million at December 31, 2006, a decrease of $20.0 million from December 31, 2005. We use our long-term FHLB advances primarily to fund loan originations.

Of our outstanding FHLB advances at December 31, 2006, $26.5 million had fixed interest rates, one $20.0 million advance had a variable interest rate that reprices monthly and one $15.0 million advance had a variable interest rate that reprices quarterly. Note 11 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

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

In 2006, we again increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust II (“Trust II”), which Trust II purchased with the proceeds of $15.0 million of trust preferred securities it sold to an investor. The note payable matures in 2037. We pay interest on the note to Trust II, and Trust II pays distributions on trust preferred securities quarterly. The interest rate we and Trust II pay is reset quarterly at Three-Month LIBOR plus 164 basis points. We used $7.5 million of the proceeds from the note payable to repay a bank loan. The remainder will be used for general corporate purposes. We do not have the option to repay any amounts of the note payable until 2012.

Other long-term debt as of December 31, 2005 also included a $10 million loan from an unrelated bank to the Company. This loan was incurred in January of 2004 to finance a portion of the purchase price for CommerceSouth, Inc. The loan was secured by a portion of BancTrust’s stock in the Mobile Bank. The loan was fully paid in December of 2006.

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

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 10, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, we would expect a net increase in net interest income of $2.6 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $3.1 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we have available, if needed, federal funds lines of credit of $81.5 million and FHLB lines of credit $31.3 million. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements corrective measures in the event certain liquidity parameters are exceeded.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2006. Cash flows are a significant part of liquidity management, contributing significant levels of funds in 2006 and 2005.

Cash flows from operating activities provided $12.6 million in 2006 compared to $20.5 million in 2005 and $19.0 million in 2004. Net cash used in investing activities decreased to $19.1 million in 2006 from $129.0 million in 2005 and $231.0 million in 2004 primarily due to slower growth in loans. Net cash provided by financing activities decrease to $38.2 million in 2006 from $142.6 million in 2005 and $180.7 million in 2004, due primarily to the slow-down in deposit growth. The net increase in cash and cash equivalents was $31.7 million in 2006 and $40.7 million in 2005. Net cash and cash equivalents decreased $24.0 million in 2004 due to a payment of $38.4 million in connection with a business combination in 2003.

Contractual Obligations

Table 8 presents information about our contractual obligations, which by their terms are not short-term, at December 31, 2006.

Table 8

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE TO THREE YEARS	FOUR TO FIVE YEARS	MORE THAN FIVE YEARS	TOTAL
FHLB advances and long-term debt (1)	$38,000	$2,000	$15,000	$40,521	$95,521
Operating leases	322	679	620	321	1,942
Certificates of deposit	518,756	44,001	14,794	316	577,867

Total	$557,078	$46,680	$30,414	$41,158	$675,330

(1)	Refer to Note 11 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2006 was $24.271 million, and that sum represents the Company’s maximum credit risk. At December 31, 2006, the Company had $243 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Table 9 presents information about our off-balance sheet arrangements at December 31, 2006.

Table 9

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)	ONE YEAR OR LESS	OVER ONE YEAR THROUGH FIVE YEARS	OVER FIVE YEARS	TOTAL
Lines of credit – unused	$153,184	$23,061	$3,729	$179,974
Standby letters of credit	23,568	703	0	24,271

Total	$176,752	$23,764	$3,729	$204,245

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

Changes in the composition of interest-earning assets and interest-bearing liabilities can increase or decrease net interest revenue without affecting interest rate sensitivity. The interest rate spread between assets and their corresponding liabilities can be significantly changed while the repricing interval for both remains unchanged, thus impacting net interest revenue. Over a period of time, net interest revenue can increase or decrease if one side of the Statement of Condition reprices before the other side. An interest sensitivity ratio of 100 percent (earning assets divided by interest-bearing liabilities), which represents a matched interest rate sensitive position, does not guarantee maximum net interest revenue. Before making adjustments to earning assets, Management must evaluate several factors, including the general direction of interest rates, in order to determine the type of investment and the maturity needed to maximize net interest revenue while minimizing interest rate risk. Management may, from time to time, accept calculated risks associated with interest rate sensitivity in an attempt to maximize net interest revenue. We do not currently use derivative financial instruments to manage interest rate sensitivity, but we may do so in the future.

At December 31, 2006, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 126 percent, and our twelve-month cumulative gap position was 91 percent. Both positions were within the range established by Management as acceptable. Our three-month gap position indicates that, in a period of rising interest rates, each $1.26 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to increase during the three-month period of rising rates, as interest income increases would exceed increases in interest expense. Likewise, our twelve-month gap position indicates that each $.91 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in the same amounts.

The following table summarizes our interest-sensitive assets and liabilities from continuing operations as of December 31, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Investment securities are included in the period in which they are scheduled to mature. Certificates of deposit are presented according to contractual maturity dates.

Table 10

INTEREST SENSITIVITY ANALYSIS

	DECEMBER 31, 2006
(DOLLARS IN THOUSANDS)	INTEREST RATE SENSITIVE WITHIN (CUMULATIVE)			NON-INTEREST RATE SENSITIVE WITHIN 5 YEARS	TOTAL
	3 MONTHS	3-12 MONTHS	1-5 YEARS

INTEREST-EARNING ASSETS
Loans (1)	$630,079	$725,795	$969,310	$35,548	$1,004,858
Unearned income	0	0	0	(123)	(123)
Less allowance for loan losses	0	0	0	(16,328)	(16,328)

Net loans	630,079	725,795	969,310	19,097	988,407
Investment securities	3,297	7,772	61,279	57,219	118,498
Federal funds sold	62,500	62,500	62,500	0	62,500
Interest-bearing deposits in other financial institutions	8,918	8,918	8,918	0	8,918

Total interest-earning assets	$704,794	$804,985	$1,102,007	$76,316	$1,178,323

INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$174,483	$174,483
Interest-bearing demand deposits	270,914	270,914	270,914	0	270,914
Savings deposits (2)	0	0	0	80,865	80,865
Large denomination time deposits	124,099	272,888	304,920	0	304,920
Other time deposits	91,384	245,868	272,631	316	272,947
Short-term borrowings	4,120	4,120	4,120	0	4,120
FHLB advances and long-term debt	69,021	93,521	95,521	0	95,521

Total interest-bearing liabilities	$559,538	$887,311	$948,106	$255,664	$1,203,770

Interest rate sensitivity gap	$145,256	$(82,326)	$153,901
Interest-earning assets/interest-bearing liabilities	1.26	0.91	1.16
Interest rate sensitivity gap/interest-earning assets	.21	(.10)	.14

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.
(2)	Certain types of savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $ 94.4 million at December 31, 2006, compared to $86.3 million at December 31, 2005. At year-end 2006, our Tier 1 capital ratio increased to 11.51 percent from 9.70 percent at year-end 2005. The increase resulted from growth in tangible common shareholders’ equity of 9.4 percent compared to growth in risk-adjusted assets of 2.9 percent. The issuance of $15 million in trust preferred securities in December of 2006 also increased Tier 1 capital.

In December 2003, we formed a wholly-owned statutory trust subsidiary (the “Trust”). The Trust issued $18.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from the Trust’s sale of trust preferred securities by issuing junior subordinated debentures to the Trust, and used the proceeds to partially finance the purchase price of CommerceSouth, Inc. In December 2006, we formed another wholly-owned statutory trust subsidiary (“Trust II”). Trust II issued $15.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from Trust II’s sale of trust preferred securities by issuing junior subordinated debentures to Trust II, and used the proceeds to repay $7.5 million of long term debt and for general corporate purposes. Under revised Interpretation No. 46 (“FIN 46R”) promulgated by Financial Accounting Standards Board (“FASB”), both the Trust and Trust II must be deconsolidated with us for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital. We believe that our trust preferred securities qualify under these revised regulatory capital rules and expect that we will continue to treat our $33.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to our tangible common shareholders’ equity to calculate Tier 1 capital.

Our leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 10.02 percent at year-end 2006 compared to 8.40 percent at December 31, 2005. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 11.51 percent and 12.77 percent, respectively, at December 31, 2006. We exceeded the minimum risk-based capital guidelines at December 31, 2006, 2005, and 2004. The minimum guidelines are shown on Table 11. (See “Management’s Discussion and Analysis—Capital Adequacy,” and Note 15 of Notes to Consolidated Financial Statements).

Table 11

RISK-BASED CAPITAL

	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2006	2005	2004
Tier 1 capital—
Tangible common shareholders’ equity	$94,410	$86,274	$74,815
Payable to business trust	33,000	18,000	18,000

Total Tier 1 capital	$127,410	$104,274	$92,815

Tier 2 capital—
Allowable portion of the allowance for loan losses	$13,860	$13,449	$10,117

Total capital (Tier 1 and Tier 2)	$141,270	$117,723	$102,932

Risk-adjusted assets	$1,106,511	$1,074,813	$981,643
Quarterly average assets	1,271,077	1,241,353	1,121,447
Risk-based capital ratios:
Tier 1 capital	11.51%	9.70%	9.46%
Total capital (Tier 1 and Tier 2)	12.77%	10.95%	10.49%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	10.02%	8.40%	8.28%

Results of Operations

Net Interest Revenue

Net interest revenue, the difference between amounts earned on interest-earning assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Changes in interest rates, changes in the volume of assets and liabilities and changes in the asset/liability mix are the major factors that influence net interest revenue. Presented in Table 12 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest- bearing liabilities for the past three years.

Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2006, on a tax equivalent basis, decreased 19 basis points to 4.61 percent compared to 4.80 percent in 2005. After a period of stable rates in 2003, interest rates began to rise in mid-2004, and net yield also began to increase. Added to the positive effect of rising rates of interest on our net interest margin was a large increase in our loan volume. This trend continued until The Federal Reserve stopped increasing rates in mid-2006. The Federal Reserve’s monetary policy, combined with slower loan growth in 2006, resulted in margin compression. In 2006 several loans were placed on non-accrual, and this added to the reduced net interest margin. Our liquidity position improved in 2006, and, if our liquidity continues to improve or remains stable in 2007, we may be less aggressive in pricing deposits, resulting in a more stable net interest margin.

Table 12

NET INTEREST REVENUE

	2006			2005			2004
(DOLLARS IN THOUSANDS)	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID	AVERAGE AMOUNT OUTSTANDING	AVERAGE RATE	INTEREST EARNED/ PAID
Interest-earning assets
Taxable securities	$80,467	4.78%	$3,845	$88,054	4.22%	$3,714	$101,236	4.01%	$4,055
Non-taxable securities	45,167	4.02	1,817	49,148	4.07	2,002	59,501	4.05	2,411

Total securities	125,634	4.51	5,662	137,202	4.17	5,716	160,737	4.02	6,466
Loans(1)	999,034	8.13	81,214	952,701	7.00	66,707	726,791	6.10	44,365
Federal funds sold	26,171	4.94	1,292	13,918	3.38	470	7,276	1.04	76
Interest-bearing deposits	370	5.41	20	241	4.98	12	566	1.06	6

Total interest-earning assets	1,151,209	7.66	88,188	1,104,062	6.60	72,905	895,370	5.69	50,913

Non-interest-earning assets
Cash and due from banks	46,423			46,262			36,593
Premises and equipment, net	44,038			38,773			36,009
Other real estate owned, net	593			394			650
Other assets	24,738			13,634			10,967
Intangible assets, net	45,364			46,127			46,885
Assets of discontinued operations	0			31,598			91,656
Allowance for loan losses	(14,815)			(10,667)			(8,451)

Total	$1,297,550			$1,270,183			$1,109,679

Interest-bearing liabilities
Interest-bearing demand and savings deposits	$346,850	2.03%	$7,053	$365,479	1.07%	$3,912	$323,539	0.84%	$2,730
Time deposits	515,370	4.47	23,034	428,841	3.05	13,089	349,685	2.08	7,257
Short-term borrowings	9,607	4.41	424	17,735	2.60	461	20,434	1.52	311
FHLB advances and long-term debt	99,270	5.45	5,412	83,358	4.08	3,399	50,030	3.26	1,630

Total interest-bearing liabilities	971,097	3.70	35,923	895,413	2.33	20,861	743,688	1.60	11,928

Non-interest-bearing liabilities
Non-interest bearing demand deposits	180,008			207,091			155,441
Liabilities of discontinued operations	0			28,817			82,130
Other liabilities	10,102			11,403			8,600

	190,110			247,311			246,171

Shareholders’ equity	136,343			127,459			119,820

Total	$1,297,550			$1,270,183			$1,109,679

Net Interest Revenue		3.96%	$52,265		4.27%	$52,044		4.09%	$38,985

Net yield on interest-earning assets		4.54%			4.72%			4.35%
Tax equivalent adjustment		0.07			0.08			0.12

Net yield on interest-earning assets (tax equivalent)		4.61%			4.80%			4.47%

(1)	Loans classified as non-accrual are included in the average volume classification. Loan fees of $2,252, $3,411 and $2,606 for the years ended 2006, 2005 and 2004, respectively, are included in the interest amounts for loans.

Table 13 reflects the changes in our sources of taxable-equivalent interest income and expense between 2006 and 2005 and between 2005 and 2004. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2006 was approximately the same as in 2005. Total interest revenue increased by $15.2 million, while total interest expense increased by $15.1 million. The increases in both total interest revenue and total interest expense were primarily caused by rising interest rates in the economy. Volume had a much smaller influence in 2006 than it did in 2005.

Tax-equivalent net interest revenue in 2005 was $12.9 million higher than in 2004. Total interest revenue increased $21.8 million, while total interest expense increased $8.9 million. Tax-equivalent net interest revenue increased $9.9 million due to volume and $3.0 million due to rate, primarily a result of the growth we experienced during 2005, especially in loan volume, combined with the increase in the prime lending rate of 200 basis points during the year.

Table 13

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

(DOLLARS IN THOUSANDS)	2006 CHANGE FROM 2005			2005 CHANGE FROM 2004
	TOTAL CHANGE	INCREASE (DECREASE) DUE TO(1)		TOTAL CHANGE	INCREASE (DECREASE) DUE TO(1)
		VOLUME	RATE		VOLUME	RATE
Interest revenue:
Taxable securities	$131	$(344)	$475	$(341)	$(535)	$194
Non-taxable securities	(268)	(235)	(33)	(593)	(608)	15

Total securities	(137)	(579)	442	(934)	(1,143)	209
Loans	14,507	3,636	10,871	22,342	14,502	7,840
Federal funds sold	822	491	331	394	161	233
Deposits	8	7	1	6	(8)	14

Total	15,200	3,555	11,645	21,808	13,512	8,296

Interest expense:
Interest-bearing demand and savings deposits	3,141	(361)	3,502	1,182	416	766
Other time deposits	9,945	3,443	6,502	5,832	2,133	3,699
Short-term borrowings	(37)	(259)	222	150	(62)	212
FHLB advances and long-term debt	2,013	809	1,204	1,769	1,177	592

Total	15,062	3,632	11,430	8,933	3,664	5,269

Net interest revenue	$138	$(77)	$215	$12,875	$9,848	$3,027

(1)	The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Risk management procedures are in place to ensure that potential problem loans are identified.

Management’s evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work-out and collection arrangements and possible concentrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, economic factors and other risk factors. Each quarter this review is quantified in a report prepared by loan review officers and delivered to Management, which uses the report to determine whether any adjustments to the allowance for loan losses are appropriate. Management submits these quarterly reports to BancTrust’s Board of Directors. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

Table 14 sets forth certain information with respect to our average loans, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2006.

Table 14

SUMMARY OF LOAN LOSS EXPERIENCE

(DOLLARS IN THOUSANDS)	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
Allowance for loan losses—
Balance at beginning of year	$14,013	$9,608	$7,786	$4,898	$4,872
Balance of acquired banks	0	0	0	3,424	0
Charge-offs
Commercial, financial and agricultural	1,797	1,095	1,254	1,904	331
Real estate—mortgage	525	131	568	102	77
Installment	316	428	497	626	563

Total charge-offs	2,638	1,654	2,319	2,632	971

Recoveries
Commercial, financial and agricultural	159	133	63	37	30
Real estate - mortgage	43	39	16	19	9
Installment	157	162	165	199	198

Total recoveries	359	334	244	255	237

Net charge-offs	2,279	1,320	2,075	2,377	734

Provision charged to operating expense	4,594	5,725	3,897	1,841	760

Allowance for loan losses—balance at end of year	$16,328	$14,013	$9,608	$7,786	$4,898

Loans at end of year, net of unearned income	$1,004,735	$993,352	$862,207	$647,379	$352,112
Ratio of ending allowance to ending loans	1.63%	1.41%	1.11%	1.20%	1.39%
Average loans, net of unearned income	$999,034	$952,701	$726,791	$370,004	$346,472
Non-performing loans from continuing operations	16,208	6,762	2,947	3,553	3,914
Ratio of net charge-offs to average loans	.23%	.14%	.29%	.64%	.21%
Ratio of ending allowance to total non-performing loans	100.74%	207.23%	326.03%	219.14%	125.14%

Net charge-offs were $2.3 million in 2006 compared to $1.3 million in 2005 and $2.1 million in 2004. The allowance for loan losses as a percentage of loans was 1.63 percent at December 31, 2006, 1.41 percent at December 31, 2005, and 1.11 percent at December 31, 2004.

Management believes the increase in our ratio of allowance for loan losses to total loans from 2005 to 2006 is warranted due to the increase in the ratio of non-performing loans to loans (see Table 16) and the decrease in the ratio of the allowance for loan losses to non-performing loans (see Table 14). Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses. The changes in the allocation of the allowance for loan losses (see table 15) from 2005 to 2006 are primarily attributable to the increase in non-performing loans secured by real estate (see table 2). Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses.

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2006.

Table 15

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)	2006		2005		2004
	ALLOWANCE ALLOCATION	PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS\
Commercial, financial & agricultural	$3,962	19.52%	$4,443	16.96%	$5,709	20.40%
Real estate	11,643	75.02	8,513	77.44	3,295	73.24
Installment	723	5.46	1,057	5.60	604	6.36

Total	$16,328	100.00%	$14,013	100.00%	$9,608	100.00%

(DOLLARS IN THOUSANDS)	2003		2002
	ALLOWANCE ALLOCATION	PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS	ALLOWANCE ALLOCATION	PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial, financial & agricultural	$5,466	25.68%	$3,139	30.07%
Real estate	1,675	66.22	1,035	56.51
Installment	645	8.10	724	13.42

Total	$7,786	100.00%	$4,898	100.00%

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

Table 16 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned, all with respect to continuing operations. Non-performing loans were $16.2 million at year-end 2006 compared to $6.8 million at year-end 2005. Loans on non-accrual increased to $15.3 million at December 31, 2006 from $5.3 million at year-end 2005, primarily as a result of the loans of four borrowers being placed on non-accrual. Management anticipates foreclosing on the collateral securing the loans to these borrowers and has reserved an amount in the allowance for loan losses to cover the anticipated losses on these loans. These anticipated losses were considered in Management’s evaluation of the allowance for loan losses. The allowance for loan losses as a percentage of loans increased to 1.63% at December 31, 2006 from 1.41% at year-end 2005 (see Table 14). As of December 31, 2006, renegotiated loans consisted of a single large loan that is performing as scheduled. Management anticipates returning the renegotiated loan to market terms during the first quarter of 2007, at which time the loan will no longer be reported as renegotiated.

Total non-performing assets as a percentage of loans and other real estate owned of continuing operations at year-end 2006 was 1.74 percent compared to 0.72 percent at year-end 2005 and 0.42 percent at year-end 2004.

Table 16

SUMMARY OF NON-PERFORMING ASSETS OF CONTINUING OPERATIONS

	DECEMBER 31,
(DOLLARS IN THOUSANDS)	2006	2005	2004	2003	2002
Accruing loans 90 days or more past due	$0	$551	$51	$64	$21
Loans on non-accrual	15,293	5,267	1,924	2,489	2,867
Renegotiated loans	915	944	972	1,000	1,026

Total non-performing loans	16,208	6,762	2,947	3,553	3,914
Other real estate owned	1,250	428	664	1,055	112

Total non-performing assets	$17,458	$7,190	$3,611	$4,608	$4,026

Loans 90 days or more past due as a percentage of loans	0.00%	0.06%	0.01%	0.01%	0.01%
Total non-performing loans as a percentage of loans	1.61%	0.68%	0.34%	0.55%	1.11%
Total non-performing assets as a percentage of loans and other real estate owned	1.74%	0.72%	0.42%	0.71%	1.14%

Details of Non-Accrual Loans

The impact of non-accrual loans on interest income over the past five years is shown in Table 17. Not included in the table are potential problem loans totaling $5.3 million at December 31, 2006. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Table 17

DETAILS OF NON-ACCRUAL LOANS

(DOLLARS IN THOUSANDS)	2006	2005	2004	2003	2002
Principal balance at December 31,	$15,293	$5,267	$1,924	$2,489	$2,867
Interest that would have been recorded under original terms for the years ended December 31,	$1,211	$430	$145	$111	$139
Interest actually recorded in the financial statements for the years ended December 31,	$452	$155	$69	$30	$20

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $11.6 million in 2006, compared to $11.0 million in 2005, an increase of 5.8 percent. Excluding securities gains (losses), net, non-interest revenue in 2006 increased $802 thousand, or 7.4 percent. Service charges on deposit accounts increased 6.2%, primarily a result of an increase in volume. Trust revenue increased 27.9%, reflecting the addition of a significant number of accounts in that area in 2006. The category other income, charges and fees included a gain on the sale of bank property of $323 thousand in 2006. Mortgage fee income, the largest source of non-interest revenue, decreased $275 thousand in 2006 compared to 2005. Second home purchase volume has slowed considerably in our coastal markets, a result, we believe, of the severe storms in 2004 and 2005.

Table 18

NON-INTEREST REVENUE

	YEAR-ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2006	2005	2004
Non-Interest Revenue:
Service charges on deposit accounts	$4,726	$4,450	$4,440
Trust revenue	2,229	1,743	1,756
Securities gains (losses), net	(44)	125	625
Other income, charges and fees	4,709	4,669	3,696

Total	$11,620	$10,987	$10,517

One measure of performance in the banking industry is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. A lower efficiency ratio indicates a more efficient company. The ratio can be lowered by increasing revenue or by decreasing expenses. Our efficiency ratio in 2006 was 61.4 percent compared to 58.3 percent in 2005, and the decrease in the net interest margin in 2006 was the primary contributor to the decrease. Included in the efficiency ratio calculation in 2006 and 2005 was $749 thousand in intangible amortization expense.

Non-interest expense increased 6.5 percent in 2006 compared to 2005. Most of this increase is attributable to increased salary and benefit expense, increased advertising expenditures and increased accounting fees, including Sarbanes-Oxley work and audit work. The salary and benefit expense increase represents over half of the total non-interest expense increase and resulted primarily from our strategic decision to hire, in mid-2006, 13 experienced and well-regarded local bankers in our Mobile/Baldwin County market. These new bankers, by year-end 2006, have already contributed to strong loan and deposit growth in that market. Part of the increase in non-interest expense in 2006 was attributable to an advertising campaign designed to capitalize on market disruption following recently announced large bank mergers affecting some of our markets. We plan to invest considerable resources in 2007 in areas where we feel we can capitalize on the market disruptions expected to occur as a result of these mergers.

Table 19

NON-INTEREST EXPENSE

	YEAR-ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)	2006	2005	2004
Non-Interest Expense:
Salaries	$14,557	$13,826	$12,406
Pension and other employee benefits	6,832	6,104	4,990
Furniture and equipment expense	2,935	2,990	2,616
Net occupancy expense	3,100	2,821	2,358
Intangible amortization	749	749	749
Other expense	11,529	10,772	8,668

Total	$39,702	$37,262	$31,787

Income Taxes

Income tax expense from continuing operations was $6.3 million in 2006, compared to $6.8 million in 2005, and $3.9 million in 2004. Our effective combined tax rate from continuing operations was 32.2 percent in 2006, compared to 33.8 percent in 2005 and 28.2 percent in 2004. The change in the effective combined tax rate from 2005 to 2006 is attributable in part to the reversal in 2006 of a valuation allowance established in 2005. Income tax expense from discontinued operations was $1.1 million in 2005, compared to $1.8 million in 2004.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2006
	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$20,670	$21,841	$22,743	$22,934	$88,188
Interest expense	7,344	8,478	9,609	10,492	35,923

Net interest revenue	13,326	13,363	13,134	12,442	52,265
Provision for loan losses	692	691	1,199	2,012	4,594
Non-interest revenue	2,682	2,729	3,288	2,921	11,620
Non-interest expense	9,781	9,571	10,060	10,290	39,702

Income before income taxes	5,535	5,830	5,163	3,061	19,589
Income tax expense	1,808	1,937	1,742	816	6,303

Net income	$3,727	$3,893	$3,421	$2,245	$13,286

Basic income per share	$.33	$.35	$.31	$.20	$1.19

Diluted income per share	$.33	$.35	$.30	$.20	$1.17

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2005
	FIRST	SECOND	THIRD	FOURTH	TOTAL
Interest revenue	$15,660	$17,709	$19,144	$20,392	$72,905
Interest expense	3,965	4,835	5,607	6,454	20,861

Net interest revenue	11,695	12,874	13,537	13,938	52,044
Provision for loan losses	1,210	1,457	1,821	1,237	5,725
Non-interest revenue	2,450	2,762	2,900	2,875	10,987
Non-interest expense	8,920	9,164	9,365	9,813	37,262

Income from continuing operations before income taxes	4,015	5,015	5,251	5,763	20,044
Income tax expense	1,295	1,576	1,796	2,100	6,767

Income from continuing operations	2,720	3,439	3,455	3,663	13,277

Income from discontinued operations before income taxes	251	232	92	0	575
Gain on sale of discontinued operations before income taxes	0	0	2,411	0	2,411

Total income from discontinued operations	251	232	2,503	0	2,986
Income tax expense	93	85	966	0	1,144

Income from discontinued operations	158	147	1,537	0	1,842

Net income	$2,878	$3,586	$4,992	$3,663	$15,119

Basic income per share from continuing operations	$.25	$.31	$.31	$.33	$1.19

Basic income per share from discontinued operations	$.01	$.01	$.14	$.00	$.17

Diluted income per share from continuing operations	$.25	$.31	$.31	$.33	$1.19

Diluted income per share from discontinued operations	$.01	$.01	$.14	$.00	$.16

Basic earnings per share	$.26	$.32	$.45	$.33	$1.36

Diluted earnings per share	$.26	$.32	$.45	$.33	$1.35

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 at page 31 under the headings “Asset/Liability Management” and “Liquidity” and at page 33 under the heading “Interest Rate Sensitivity.”

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2006 and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

The independent registered public accounting firm of KPMG LLP has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations of the Company, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with the standards of the Public Company Accounting Oversight Board (United States) and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement. They also issue an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting.

The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the Nasdaq Stock Market, oversees Management’s responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent registered public accountants and internal auditors. KPMG LLP and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

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

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2006, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on Management’s assessment, and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006, is included on page 47 of this Report on Form 10-K.

W. BIBB LAMAR, JR.
President and Chief Executive Officer

F. MICHAEL JOHNSON
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BancTrust Financial Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payment and evaluating prior year misstatements effective January 1, 2006 and, effective December 31, 2006, its method of accounting for defined benefit pension plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama
March 15, 2007

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31, 2006 and 2005

(Dollars and Shares in Thousands)

	December 31,
	2006	2005
ASSETS:
Cash and due from banks	$55,228	$54,010
Federal funds sold	62,500	32,000

Total cash and cash equivalents	117,728	86,010
Interest-bearing deposits	8,918	374
Securities available for sale	118,498	132,354
Loans held for sale	4,811	6,437
Loans	999,924	986,915
Allowance for loan losses	(16,328)	(14,013)

Loans, net	983,596	972,902

Premises and equipment, net	47,324	39,736
Accrued income receivable	7,819	7,065
Goodwill	41,952	41,952
Other intangible assets, net	2,995	3,802
Cash surrender value of life insurance	5,123	4,932
Other assets	14,642	10,490

Total Assets	$1,353,406	$1,306,054

LIABILITIES:
Deposits
Interest-bearing	$929,646	$822,405
Non-interest-bearing	174,483	219,440

Total deposits	1,104,129	1,041,845
Short-term borrowings	4,120	8,595
FHLB advances and long-term debt	95,521	110,057
Other liabilities	11,113	14,518

Total Liabilities	1,214,883	1,175,015

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value
Shares authorized—500
Shares outstanding—none	—	—
Common stock—$.01 par value
Shares authorized—20,000
Shares issued—11,422 in 2006 and 11,369 in 2005	114	114
Additional paid in capital	80,425	79,504
Accumulated other comprehensive loss, net	(2,241)	(1,335)
Deferred compensation payable in common stock	1,157	996
Retained earnings	62,633	55,488
Unearned compensation	0	(324)
Less:
Treasury stock, at cost—256 shares in 2006 and 2005	(2,408)	(2,408)
Common stock held in grantor trust—61 shares in 2006 and 55 shares in 2005	(1,157)	(996)

Total shareholders’ equity	138,523	131,039

Total Liabilities and Shareholders’ Equity	$1,353,406	$1,306,054

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
INTEREST REVENUE:
Loans	$81,214	$66,707	$44,365
Investment securities—taxable	3,845	3,714	4,055
Investment securities—non-taxable	1,817	2,002	2,411
Federal funds sold	1,292	470	76
Interest-bearing deposits	20	12	6

Total interest revenue	88,188	72,905	50,913

INTEREST EXPENSE:
Deposits	30,087	17,001	9,987
FHLB advances and long-term debt	5,412	3,399	1,630
Short-term borrowings	424	461	311

Total interest expense	35,923	20,861	11,928

Net interest revenue	52,265	52,044	38,985
Provision for loan losses	4,594	5,725	3,897

Net interest revenue after provision for loan losses	47,671	46,319	35,088

NON-INTEREST REVENUE:
Service charges on deposit accounts	4,726	4,450	4,440
Trust revenue	2,229	1,743	1,756
Securities gains (losses), net	(44)	125	625
Other income, charges and fees	4,709	4,669	3,696

Total non-interest revenue	11,620	10,987	10,517

NON-INTEREST EXPENSE:
Salaries	14,557	13,826	12,406
Pension and other employee benefits	6,832	6,104	4,990
Furniture and equipment expense	2,935	2,990	2,616
Net occupancy expense	3,100	2,821	2,358
Intangible amortization	749	749	749
Other expense	11,529	10,772	8,668

Total non-interest expense	39,702	37,262	31,787

Income from continuing operations before income taxes	19,589	20,044	13,818
Income tax expense	6,303	6,767	3,902

Income from continuing operations	13,286	13,277	9,916

Income from discontinued operations before income taxes	0	575	1,684
Gain on sale of discontinued operations before income taxes	0	2,411	1,484

Total income from discontinued operations before income taxes	0	2,986	3,168
Income tax expense	0	1,144	1,783

Income from discontinued operations	0	1,842	1,385

Net income	$13,286	$15,119	$11,301

Basic income per share from continuing operations	$1.19	$1.19	$.90

Basic income per share from discontinued operations	$.00	$.17	$.13

Diluted income per share from continuing operations	$1.17	$1.19	$.90

Diluted income per share from discontinued operations	$.00	$.16	$.12

Basic earnings per share	$1.19	$1.36	$1.03

Diluted earnings per share	$1.17	$1.35	$1.02

Weighted-average shares outstanding—basic	11,151	11,104	10,981

Weighted-average shares outstanding—diluted	11,308	11,188	11,074

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss), Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
	Shares Issued	Amount
Balance, December 31, 2003	11,186	$112	$76,833	$1,569	$955	$40,560	$(2,408)	$(955)	$116,666
Comprehensive income:
Net income						11,301			11,301
Minimum pension liability adjustment, net of taxes				63					63
Net change in fair values of securities available for sale, net of taxes				(1,131)					(1,131)

Total comprehensive income									10,233
Dividends declared ($.52 per share)						(5,713)			(5,713)
Purchase of deferred compensation treasury shares					190			(190)	0
Deferred compensation payable in common stock held in grantor trust					(281)			281	0
Shares issued under dividend reinvestment plan	5		108						108
Common stock options exercised	86	1	888						889

Balance, December 31, 2004	11,277	113	77,829	501	864	46,148	(2,408)	(864)	122,183

Comprehensive income:
Net income						15,119			15,119
Minimum pension liability adjustment, net of taxes				(238)					(238)
Net change in fair values of securities available for sale, net of taxes				(1,598)					(1,598)

Total comprehensive income									13,283
Dividends declared ($.52 per share)						(5,779)			(5,779)
Purchase of deferred compensation treasury shares					227			(227)	0
Deferred compensation payable in common stock held in grantor trust					(95)			95	0
Shares issued under dividend reinvestment plan	12		250						250
Common stock issued to directors	8		158						158
Restricted stock issued			470		(324)				146
Common stock options exercised	72	1	797						798

Balance, December 31, 2005	11,369	114	79,504	(1,335)	672	55,488	(2,408)	(996)	131,039

SAB 108 adjustment, net of taxes						(258)			(258)

Balance, January 1, 2006, as adjusted	11,369	114	79,504	(1,335)	672	55,230	(2,408)	(996)	130,781

Comprehensive income:
Net income						13,286			13,286
Minimum pension liability adjustment, net of taxes				(182)					(182)
Net change in fair values of securities available for sale, net of taxes				99					99

Total comprehensive income									13,203
Dividends declared ($.52 per share)						(5,844)			(5,844)
Purchase of deferred compensation treasury shares					248			(248)	0
Deferred compensation payable in common stock held in grantor trust					(87)			87	0
Shares issued under dividend reinvestment plan	14		289						289
Restricted stock issued			514						514
Effect of adoption of SFAS. No. 123r			(324)		324				0
Effect of adoption of SFAS. No. 158, net of taxes				(823)		(39)			(862)
Common stock options exercised	39	0	442					0	442

Balance, December 31, 2006	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars and Shares in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Income from continuing operations	$13,286	$13,277	$9,916
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of premises and equipment	2,940	2,703	2,470
Amortization and accretion of securities, net	510	403	608
Amortization of intangible assets	749	749	749
Provision for loan losses	4,594	5,725	3,897
Securities gains (losses), net	44	(125)	(625)
Stock compensation	514	304	0
Increase in cash surrender value of life insurance	(191)	(211)	(184)
Loss on sales of other real estate owned, net	24	5	31
Gain on sale of other assets	(312)	0	0
Deferred income tax benefit	(831)	(1,742)	(632)
Change in operating assets and liabilities:
(Increase) decrease in loans held for sale	1,626	(4,496)	1,260
Accrued income receivable	(754)	(1,643)	(859)
Other assets	(4,105)	(1,455)	478
Increase (decrease) in other liabilities	(5,474)	7,008	1,907

Net cash provided by operating activities	12,620	20,502	19,016

INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(8,544)	40	(257)
Net increase in loans	(13,951)	(127,534)	(218,380)
Purchases of premises and equipment, net	(10,528)	(5,133)	(7,775)
Proceeds from sales of other real estate owned	491	671	608
Proceeds from maturities of securities available for sale	15,978	15,747	49,398
Proceeds from sales of securities available for sale	527	2,506	44,599
Purchases of securities available for sale	(3,035)	(15,265)	(60,750)
Net cash paid in acquisition	0	0	(38,422)

Net cash provided by (used in) investing activities	(19,062)	(128,968)	(230,979)

FINANCING ACTIVITIES:
Net increase in deposits	62,284	101,887	175,784
Net decrease in short-term borrowings	(4,475)	(5,519)	(10,353)
Proceeds from FHLB advances	35,000	59,500	16,500
Payments on FHLB advances	(55,000)	(8,500)	(6,500)
Proceeds from issuance of long-term debt	15,464	0	10,000
Payments on long-term debt	(10,000)	0	0
Dividends paid	(5,555)	(5,539)	(5,605)
Proceeds from issuance of common stock	0	9	0
Proceeds from exercise of common stock options	442	798	889

Net cash provided by financing activities	38,160	142,636	180,715

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	0	1,451	5,040
Investing activities	0	2,039	(2,742)
Financing activities	0	3,030	4,905

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	0	6,520	7,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,718	40,690	(24,045)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,010	45,320	69,365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$117,728	$86,010	$45,320

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

Note 1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION—The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiaries, BankTrust (the “Mobile Bank”), BankTrust of Alabama (the “Eufaula Bank”) and BankTrust, Florida (the “Florida Bank” and collectively, with the banks listed above, the “Banks”), and BancTrust Company, Inc. (the “Trust Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans in South Alabama and Northwest Florida and investment securities. The Banks also offer a range of other commercial bank services including investment products. The Trust Company offers trust services.

BASIS OF FINANCIAL STATEMENT PRESENTATION—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. All dollars and shares are in thousands, except per share amounts. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

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

CASH AND CASH EQUIVALENTS—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2006, 2005 and 2004 are as follows:

(Dollars in thousands)	2006	2005	2004
Cash paid for:
Interest	$33,766	$19,551	$11,936
Income taxes	16,150	3,230	5,081
Non-cash transactions:
Transfer of loans to other real estate owned	1,337	435	217
Dividends paid in common stock	289	240	108
Fair value of restricted stock issued	1,393	530	0

SECURITIES AVAILABLE FOR SALE—Securities available for sale are carried at fair value. Amortization of premiums and accretion of discounts are accounted for using the interest method over the

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

estimated life of the security. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities available for sale may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets.

LOANS AND INTEREST INCOME—Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans using the interest method.

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

ALLOWANCE FOR LOAN LOSSES—The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standard (“SFAS”) Nos. 114 and 5 and other regulatory guidance. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

PREMISES AND EQUIPMENT—Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2006, 2005 or 2004.

OTHER REAL ESTATE OWNED—Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred. Other real estate owned is included in other assets on the statement of condition and totaled $1.25 million at December 31, 2006 and $428 thousand at December 31, 2005.

ASSETS AVAILABLE FOR SALE—Assets available for sale consists of land purchased with the original intent to be used as branch locations. These assets are reported at the lower of cost or fair value less any cost of disposal. The carrying amounts at December 31, 2006 and 2005 are included in other assets and were $806 thousand and $1.938 million, respectively.

INCOME TAXES—The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTANGIBLE ASSETS—Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. There were no impairment losses recorded in 2006, 2005 or 2004. Core deposit intangible assets are amortized over seven years using the straight-line method.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

TREASURY STOCK—Treasury stock repurchases and sales are accounted for using the cost method.

TRUST COMPANY ASSETS AND INCOME—Assets held by the Trust Company in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION—The Company has two incentive stock option plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2006, options for 125 thousand shares were granted and outstanding under the 1993 Plan. The Company may grant options for up to 250 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through December 31, 2006, of which options to purchase 86 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company used the intrinsic-value method for accounting for stock-based employee compensation in 2004 and 2005 and the fair-value method in 2006.

As of January 1, 2006, all stock options issued by the Company had vested and therefore, the Company has recorded no compensation expense for any of the stock options issued prior to January 1, 2006. The Company adopted SFAS No. 123(R) as of January 1, 2006 and will, from that point forward, expense the fair value of options granted over the required service period. On April 19, 2006 the Company issued 1 thousand stock options. The Company will recognize $11 thousand as compensation expense for these options over the one year vesting period, of which $8 thousand was recognized during 2006. The fair value of each option granted in 2006 of $10.81 per share was calculated using the Black-Scholes option pricing model using a risk-free interest rate of 4.96 percent, an expected dividend yield of 2.4 percent, an expected average life of 7.35 years and an expected volatility of 45 percent. At December 31, 2006, the total compensation expense related to nonvested stock options issued by the Company not yet recognized was $3 thousand. The Company will recognize this expense over the remaining vesting period of 3.50 months.

A summary of the status of and changes in the Company’s restricted stock plans at December 31, 2006, 2005, and 2004 is as follows:

(Dollars in thousands except per share)	2006		2005		2004
	Shares	Weighted-Avg. Fair Value Price	Shares	Weighted-Avg. Fari-Value Price	Shares	Weighted-Avg. Fair Value Price
Outstanding at beginning of year	24	$19.78	0	$0.00	0	$0.00
Granted	68	20.40	27	19.78	0	0.00
Forfeited	(2)	19.98	(3)	19.78	0	0.00

Outstanding at end of year	90	$20.24	24	$19.78	0	$0.00

Vested at end of year	0	$0.00	0	$0.00	0	$0.00

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company’s common stock and recognized a pre-tax charge of $158 thousand related to these shares. The total fair value, which was the average of the closing bid and ask on the date of issuance, of the restricted stock issued was $530 thousand and $1.392

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

million for the years ended December 31, 2006 and 2005, respectively. No restricted stock was issued prior to 2005. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the years ended December 31, 2006 and 2005 was approximately $509 thousand and $146 thousand, respectively. At December 31, 2006, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $1.2 million. The Company will recognize this expense over the remaining weighted-average vesting period of 2.03 years.

Had compensation costs for these plans been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands except per share)	2005	2004
Net income as reported	$15,119	$11,301
Add: Stock based compensation expense included in reported income, net of tax	91	0
Less: Stock based compensation expense determined under the fair value method, net of tax	(159)	(157)

Pro forma net income	$15,051	$11,144

Earnings per share:
As reported
Basic	$1.36	$1.03
Diluted	1.35	1.02
Pro forma
Basic	$1.36	$1.01
Diluted	1.35	1.01

A summary of the status of and changes in the Company’s stock option plans at December 31, 2006, 2005, and 2004 is as follows:

(Dollars in thousands except per share)	2006		2005		2004
	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
Outstanding at beginning of year	249	$14.25	322	$13.56	314	$11.61
Granted	1	21.58	0	N/A	94	17.19
Exercised	(39)	11.09	(72)	11.14	(86)	10.39
Forfeited	0	N/A	(1)	9.95	0	N/A

Outstanding at end of year	211	$14.89	249	$14.25	322	$13.56

Exercisable at end of year	210	$14.85	249	$14.25	228	$12.07

Weighted-average fair value of the options granted		$10.81		N/A		$4.92

At December 31, 2006, 68 thousand of the 211 thousand options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $10.93 and an average remaining contractual life of 3.25 years. Exercise prices for 137 thousand of these options were between $15.63 and $17.23 with a weighted-average exercise price of $16.55 and an average remaining contractual life of 4.85 years. The remaining 6 thousand

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

options outstanding at December 31, 2006 consist of options with exercise price between $21.58 and $22.19 with an weighted-average exercise price of $22.09 and an average remaining contractual life of 2.84 years. The average intrinsic value per share of stock options exercised during 2006 and 2005 was $10.39 and $8.50, respectively. The total intrinsic value of stock options exercised during the 2006, 2005 and 2004 was $412 thousand, $609 thousand and $640 thousand, respectively. The intrinsic value of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at December 31, 2006 and 2005 was $2.22 million and $1.3 million, respectively. The aggregate intrinsic value of the exercisable options outstanding at December 31, 2006 and 2005 was $2.2 million and $1.3 million, respectively. The intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2006 and 2005 was 4.25 years and 4.72 years, respectively. Shares issued upon exercise of stock options are issued from authorized shares.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2004, respectively; risk-free interest rates of 4.96% and 3.62%; expected dividend yields of 2.4% and 2.9%; expected lives of 7.35 years and 5 years ; and expected volatility of 45% and 40%, respectively. There were no stock options issued in 2005.

RECLASSIFICATIONS—Certain reclassifications of 2005 and 2004 balances have been made to conform with classifications used in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS—In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share–Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share–based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of Accounting Policy Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The Company adopted SFAS No. 154 as of January 1, 2006 as required and its effect on the consolidated financial statements, to date, has not been material. Adoption of this statement could have an impact if there are future voluntary accounting changes or corrections of errors.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies that the benefit of a position taken or

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation is effective for the Company beginning in fiscal year 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. The Company also adopted the requirements of SFAS No. 158 related to the measurement date which resulted in a $39 thousand decrease in retained earnings. Adoption of SFAS No. 158 also resulted in an increase in liability for pension benefits and total liabilities of $1.656 million, an increase in deferred tax assets and total assets of $651 thousand and a decrease in accumulated other comprehensive income and total shareholders’ equity of $1.005 million. The effects of the adoption of SFAS No. 158 are disclosed further in Note 13.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation is effective for the Company beginning in fiscal year 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its results of operations or financial position.

In fiscal 2006, the Company adopted SEC SAB No. 108, Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that registrants assess the impact on both balance sheet and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact of adopting SAB No. 108 was a $258 thousand adjustment to retained earnings as of December 31, 2005. The Company’s adoption of SAB No. 108 is disclosed further in Note 22.

Note 2. Business Combinations and Disposition

Sale of BankTrust of Florida and Sweet Water State Bank

On October 15, 2004, BancTrust sold all of the stock of BankTrust of Florida (the “Wewahitchka Bank”) for $7.5 million. The Company recorded a gross gain on the sale of $1.484 million. The operations of the Wewahitchka Bank have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

On August 1, 2005, BancTrust sold all of the stock of Sweet Water State Bank for a payment of $6.5 million from the purchaser and a dividend at closing of $500 thousand from Sweet Water State Bank. The Company recorded a gross gain on the sale of $2.411 million. The operations of Sweet Water State Bank have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The assets and liabilities of Sweet Water State Bank are stated separately as discontinued operations as of December 31, 2004.

The combined results of Sweet Water State Bank through the day of its sale on August 1, 2005 and for the year ended December 31, 2004 and BankTrust of Florida through the date of its sale on October 15, 2004 are presented in the following table:

(Dollars in thousands)	2005	2004
Total interest revenue	$1,893	$4,945
Total interest expense	394	1,013

Net interest revenue	1,499	3,932
Provision for loan losses	15	120

Net interest revenue after provision for loan losses	1,484	3,812
Total noninterest revenue	300	939
Total noninterest expense	1,209	3,067

Income before income taxes	575	1,684
Gain on sale before income taxes	2,411	1,484

Total income before income taxes	2,986	3,168
Provision for income taxes	1,144	1,783

Net Income	$1,842	$1,385

Note 3. Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2006 and 2005 was approximately $17.0 million for both years.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2006 and 2005:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
U.S. Treasury securities	$896	$6	$0	$902
Obligations of U.S. Government sponsored enterprises	43,390	28	847	42,571
Obligations of states and political subdivisions	44,138	701	174	44,665
Other investments	1,574	0	31	1,543
Mortgage backed securities	29,526	20	729	28,817

Total	$119,524	$755	$1,781	$118,498

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
U.S. Treasury securities	$498	$0	$0	$498
Obligations of U.S. Government sponsored enterprises	45,283	9	1,012	44,280
Obligations of states and political subdivisions	47,629	963	274	48,318
Other investments	5,255	10	84	5,181
Mortgage backed securities	34,872	40	835	34,077

Total	$133,537	$1,022	$2,205	$132,354

Securities available for sale with a carrying value of approximately $75.298 million and $76.809 million at December 31, 2006 and 2005, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $4.120 million and $8.595 million at December 31, 2006 and 2005, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $527 thousand in 2006, $2.506 million in 2005 and $44.599 million in 2004. Gross realized gains on the sale of these securities were $0 in 2006, $130 thousand in 2005 and $676 thousand in 2004, and gross realized losses were $44 thousand in 2006, $5 thousand in 2005 and $51 thousand in 2004.

Maturities of securities available for sale as of December 31, 2006, are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$6,557	$6,528
Due in 1 to 5 years	48,904	48,334
Due in 5 to 10 years	19,417	19,503
Due in over 10 years	15,120	15,316
Mortgage backed securities	29,526	28,817

Total	$119,524	$118,498

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$0	$0	$38,359	$847	$38,359	$847
Obligations of states and political subdivisions	2,636	25	12,265	149	14,901	174
Other investments	518	1	927	30	1,445	31
Mortgage backed securities	857	6	25,189	723	26,046	729

Total	$4,011	$32	$76,740	$1,749	$80,751	$1,781

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$8,021	$68	$31,347	$944	$39,368	$1,012
Obligations of states and political subdivisions	9,675	118	8,921	156	18,596	274
Other investments	1,128	9	1,505	75	2,633	84
Mortgage backed securities	7,700	148	22,834	687	30,534	835

Total	$26,524	$343	$64,607	$1,862	$91,131	$2,205

At December 31, 2006, the Company had 18 investment securities that were in an unrealized loss position or impaired for the less than 12 months’ time frame and 146 investment securities in an unrealized loss position or impaired for the more than 12 months’ time frame. All of these investment securities’ impairments are deemed by Management to be temporary. A large portion of these securities are backed by one-to-four family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed by one-to-four family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not expect any other-than-temporary impairments to develop related to these investment securities because the Company has the ability and intent to hold the securities until maturity.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 5. Loans

A summary of loans follows:

	December 31,
(Dollars in thousands)	2006	2005
Commercial, financial and agricultural	$196,136	$168,645
Real estate—construction	341,992	340,858
Real estate— mortgage	411,873	429,323
Consumer, installment and single pay	54,857	55,720

Total Loans	1,004,858	994,546
Less deferred cost (unearned loan fees), net	(123)	(1,194)

Total loans net of deferred cost (unearned loan fees), net	$1,004,735	$993,352

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and in Management’s opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $31.270 million at December 31, 2006, and $31.623 million at December 31, 2005. During 2006, $57.132 million of new loans and advances were made, and principal repayments totaled $57.485 million. Outstanding commitments to extend credit to related parties totaled $25.161 million at December 31, 2006.

At December 31, 2006 and 2005, non-accrual loans totaled $15.293 million and $5.267 million, respectively. The amount of interest income that would have been recorded during 2006, 2005 and 2004, if these non-accrual loans had been current in accordance with their original terms, was $1.211 million, $430 thousand and $145 thousand, respectively. The amount of interest income actually recognized on these loans during 2006, 2005 and 2004 was $452 thousand, $155 thousand and $69 thousand, respectively.

At December 31, 2006 and 2005, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $16.653 million and $5.267 million, respectively. Included in this amount is $12.991 million in 2006 and $5.264 million in 2005 of impaired loans for which the related allowance for loan losses is $2.252 million in 2006 and $1.726 thousand in 2005. The amounts of impaired loans that did not have specific allowances for loan losses were $3.662 million in 2006 and $3 thousand in 2005. The average recorded investment amounts in impaired loans during the years ended December 31, 2006, 2005 and 2004, were approximately $9.685 million, $3.799 million and $2.039 million, respectively.

Loans include loans held for sale of $4.811 million at December 31, 2006 and $6.437 million at December 31, 2005 which are accounted for at lower of cost or market in the aggregate.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 6. Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at the beginning of year	$14,013	$9,608	$7,786
Provision charged to operating expense	4,594	5,725	3,897
Loans charged off	(2,638)	(1,654)	(2,319)
Recoveries	359	334	244

Balance at the end of the year	$16,328	$14,013	$9,608

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

		December 31,
(Dollars in thousands)	Estimated Lives	2006	2005
Land and land improvements		$14,538	$11,511
Bank buildings and improvements	7-40 years	31,322	26,693
Furniture, fixtures and equipment	3-10 years	17,870	15,517
Leasehold improvements	Lesser of lease period or estimated useful life	2,637	2,442

Total		66,367	56,163
Less accumulated depreciation and amortization		19,043	16,427

Premises and equipment, net		$47,324	$39,736

The provision for depreciation and amortization charged to operating expense in 2006, 2005 and 2004 amounted to $2.940 million, $2.703 million and $2.470 million, respectively.

Note 8. Goodwill and Intangible Assets

The Company had goodwill totaling $41.952 million at December 31, 2006, 2005 and 2004. The Mobile Bank’s goodwill was $3.981 million for each of these years, the Eufaula Bank’s goodwill was $20.085 million for each of these years and the Florida Bank’s goodwill was $17.886 million for each of these years. There were no changes in the carrying amount of goodwill at any of the Banks.

The Company’s intangible assets subject to amortization were $2.995 million at December 31, 2006 and $3.744 million at December 31, 2005 with an original cost of $5.241 million at both December 31, 2006 and 2005 and with accumulated amortization of $2.246 million at December 31, 2006 and $1.497 thousand at December 31, 2005. Amortization expense for core deposit intangible assets for the years ended December 31, 2006 and 2005 was $749 thousand in each year. Such intangible assets are amortized over seven years. Estimated amortization expense related to other intangible assets for the next four years is $749 thousand per year for the years 2007 through 2010.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 9. Deposits

The following summary presents the detail of interest-bearing deposits:

	December 31,
(Dollars in thousands)	2006	2005
Interest-bearing checking accounts	$154,726	$145,617
Savings accounts	80,865	98,751
Money market savings accounts	116,188	103,162
Time deposits ($100 or more)	304,920	251,505
Other time deposits	272,947	223,370

Total	$929,646	$822,405

The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Interest-bearing checking accounts	$2,204	$934	$678
Savings accounts	1,990	1,500	1,033
Money market savings accounts	2,859	1,478	1,019
Time deposits ($100 or more)	12,090	6,936	3,534
Other time deposits	10,944	6,153	3,723

Total	$30,087	$17,001	$9,987

The following table reflects maturities of time deposits at December 31, 2006:

(Dollars in thousands)	Less than 1 year	1 to 5 years	6 to 10 years	Total
$100 or more	$272,888	$32,032	$0	$304,920
Other time deposits	245,868	26,763	316	272,947

Total	$518,756	$58,795	$316	$577,867

Note 10. Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings. Following is a summary of short-term borrowings:

	December 31,
(Dollars in thousands)	2006	2005
Federal funds purchased	$0	$0
Securities sold under agreement to repurchase	4,120	8,595

Total	$4,120	$8,595

Weighted-average interest rate at year-end	3.50%	2.50%
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	4.41%	2.60%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Information concerning securities sold under agreement to repurchase is summarized as follows:

(Dollars in thousands)	2006	2005	2004
Average balance during the year	$9,557	$9,096	$6,629
Average interest rate during the year	4.41%	1.98%	.68%
Maximum month-end balances during the year	$17,018	$10,297	$10,203
Interest rate at December 31,	3.50%	2.50%	.75%

Information concerning federal funds purchased is summarized as follows:

(Dollars in thousands)	2006	2005	2004
Average balance during the year	$50	$8,126	$11,080
Average interest rate during the year	4.76%	3.27%	1.90%
Maximum month-end balances during the year	$0	$36,600	$21,986
Interest rate at December 31,	N/A	N/A	2.60%

Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions. Other short-term borrowings consists of demand notes owed to the U.S. Treasury.

Included in the balances of securities sold under agreement to repurchase at December 31, 2006 and 2005 were repurchase agreements to related parties of $0 and $2.152 million, respectively.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
FHLB advances	$3,348	$1,823	$569
Note payable to trust preferred subsidiaries	1,537	1,129	805
Bank loan	527	447	256

Total	$5,412	$3,399	$1,630

FHLB borrowings are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005	2004
Balance at the end of the year	$61,500	$81,500	$30,500
Average balance during the year	71,774	54,801	22,139
Maximum month-end balances during the year	81,500	81,500	30,500
Daily weighted-average interest rate during the year	4.66%	3.33%	2.57%
Weighted-average interest rate at year-end	5.11%	4.02%	2.72%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Information concerning rates, call dates and maturity dates at December 31, 2006 are as follows:

(Dollars in thousands)	Amount	Interest Rate	Call Date
FHLB Advance due June 23, 2008	$2,000	5.51%	callable quarterly
FHLB Advance due May 18, 2007	20,000	5.44	not callable
FHLB Advance due October 26, 2015	6,500	3.92	10/26/2007 (quarterly thereafter)
FHLB Advance due December 29, 2007	18,000	4.94	not callable
FHLB Advance due March 15, 2010	15,000	5.44%	03/15/2006 (quarterly thereafter)

Total	$61,500

Of the outstanding FHLB advances at December 31, 2006, $26.500 million had fixed interest rates, $15.000 million had a variable interest rate that reprices quarterly and $20.000 million had a variable interest rate that reprices monthly. The FHLB advances are secured by the borrowing bank’s investment in FHLB stock, which totaled $5.450 million and $6.038 million at December 31, 2006 and 2005, respectively, by an interest bearing deposit at the FHLB of $8.300 million at December 31, 2006, and also by a blanket floating lien on portions of the borrowing bank’s one to four family residential mortgage loan portfolio which totaled $124.383 million at December 31, 2006. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

The Company created a business trust to issue trust preferred securities to finance a portion of the purchase of CommerceSouth, Inc. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a loan to the Company in the amount of $18.557 million. The payable to trust matures in 2033 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 290 basis points. The Company does not have the option to repay any part of this payable until 2008. This loan has covenants generally associated with such borrowings and with which the Company was in compliance at December 31, 2006 . In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a loan to the Company in the amount of $15.464 million. The payable to trust matures in 2037 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 164 basis points. The Company does not have the option to repay any part of this payable until 2012. This loan has covenants generally associated with such borrowings and with which the Company was in compliance at December 31, 2006 and 2005 The payables to trust are summarized as follows:

(Dollars in thousands)	December 31, 2006	December 31, 2005	December 31, 2004
Balance at the end of the year	$34,021	$18,557	$18,557
Average balance during the year	19,023	18,557	18,557
Maximum month-end balances during the year	34,021	18,557	18,557
Daily weighted-average interest rate during the year	8.08%	6.27%	4.47%
Weighted-average interest rate at year-end	7.69%	7.40%	5.40%

Other long-term debt consisted of a loan for $10.000 million from an unrelated bank to the Company. This loan was obtained in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan was secured by a portion of BancTrust’s stock of the Mobile Bank. This loan was to mature in 2008, required monthly interest payments and had a floating rate based on LIBOR plus 1.10%. The Company had the option to repay any part of the principal at any time without penalty and the Company repaid the loan in December of 2006

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

with part of the proceeds of a trust preferred offering. This loan required quarterly principal payments beginning March 2006, at which time the remaining principal was to be amortized over the remaining life of the loan. The required principal payments for this loan were $3.333 million in 2006 and 2007 and $3.334 million in 2008. This loan had covenants generally associated with such borrowings and with which the Company was in compliance at December 31, 2005. This loan is summarized as follows:

(Dollars in thousands)	December 31, 2006	December 31, 2005	December 31, 2004
Balance at the end of the year	$0	$10,000	$10,000
Average balance during the year	8,473	10,000	9,891
Maximum month-end balances during the year	10,000	10,000	10,000
Daily weighted-average interest rate during the year	6.22%	4.47%	2.59%
Weighted-average interest rate at year-end	N/A	5.49%	3.39%

The following table reflects maturities of long-term debt at December 31, 2006:

(Dollars in thousands)	Less than 1 year	1 to 5 years	5 to 10 years	Over 10 years	Total
FHLB advances	$38,000	$17,000	$6,500	$0	$61,500
Payable to trust	0	0	0	34,021	34,021

Total	$38,000	$17,000	$6,500	$34,021	$95,521

Note 12. Accounting for Income Taxes

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current income tax expense:
Federal	$7,061	$7,967	$4,166
State	73	542	368

Total current income tax expense	7,134	8,509	4,534

Deferred income tax expense (benefit):
Federal	(658)	(1,954)	(530)
State	(173)	212	(102)

Total deferred income tax benefit	(831)	(1,742)	(632)

Total income tax expense	$6,303	$6,767	$3,902

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The components of income tax expense from discontinued operations are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current income tax expense:
Federal	$0	$829	$1,547
State	0	97	259

Total current income tax expense	0	926	1,806

Deferred income tax expense (benefit):
Federal	0	189	(20)
State	0	29	(3)

Total deferred income tax expense (benefit)	0	218	(23)

Total income tax expense	$0	$1,144	$1,783

Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Income tax expense at statutory rate	$6,856	$7,014	$4,836
Increase (decrease) resulting from:
Tax exempt interest	(785)	(885)	(917)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	95	70	38
Increase (decrease) in valuation allowance	(249)	249	0
State income taxes, net of federal benefit	184	241	173
Other, net	202	78	(228)

Total	$6,303	$6,767	$3,902

Effective tax rate	32.2%	33.8%	28.2%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$6,123	$5,255
Deferred compensation	420	342
Accrued pension cost	960	357
Unrealized loss on securities available for sale	384	444
Other	1,348	906

Total deferred tax assets	9,235	7,304
Valuation allowance	0	(249)

Total deferred tax assets after valuation allowance	9,235	7,055

Deferred tax liabilities:
Core deposit intangibles	(1,123)	(1,404)
Differences between book and tax basis of property	(2,727)	(2,208)
Investment securities acquired in business combination	(133)	(256)
Other	(1,015)	(324)

Total deferred tax liabilities	(4,998)	(4,192)

Net deferred tax asset	$4,237	$2,863

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on debt and equity securities available for sale. The related deferred income tax expense of $60 was recorded directly to stockholder’s equity as a component of accumulated other comprehensive income. A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on pension liabilities. The related deferred income tax benefit of $603 was recorded directly to stockholder’s equity as a component of accumulated other comprehensive income The remainder of the change has been recorded as deferred income tax benefit from operations.

The Company has a state net operating loss carry forward in the amount of $6.6 million. Due to corporate restructuring, it is now more likely than not that the net operating loss carry forward will be utilized prior to expiration of the carry forward period, and, accordingly, the Company has reversed a valuation allowance for the entire future benefit established in 2005. The state net operating loss carry forward will expire in 2010 and 2011. Management believes it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets.

Note 13. Retirement Plans

PENSION PLAN—BancTrust maintains a pension plan that generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years. The pension plan was frozen as of January 1, 2003, and no new hires after that date will participate in the plan. BancTrust had accounted for its defined benefit pension plan using the actuarial

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes.

Effective December 31, 2006, BancTrust adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, the Company is required to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. This pronouncement also requires the Company to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. BancTrust changed the measurement date for the funded status of a plan as of its year-end balance sheet date from the November 30 measurement date used in prior years, which resulted in a charge to retained earnings of $39 thousand. Adoption of SFAS No. 158 also resulted in an increase in liability for pension benefits and total liabilities of $1.656 million, an increase in deferred tax assets and total assets of $651 thousand and a decrease in accumulated other comprehensive income and total shareholders’ equity of $1.005 million. Results for prior periods have not been restated.

The incremental effect of applying SFAS No. 158 on individual line items in the accompanying Consolidated Balance Sheets as of December 31, 2006 is as follows:

(Dollars in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Liability for pension benefits	$686	$1,656	$2,342
Deferred tax assets	3,586	651	4,237
Total assets	1,352,755	651	1,353,406
Total liabilities	1,213,226	1,656	1,214,882
Accumulated other comprehensive loss	(1,236)	(1,005)	(2,241)
Total shareholders equity	139,528	(1,005)	138,523

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
(Dollars in thousands)	2006	2005
Balance at beginning of year	$10,902	$10,311
Service cost	642	602
Interest cost	654	635
Benefits paid	(546)	(942)
Actuarial loss	714	296

Balance, end of year	$12,366	$10,902

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	Plan Assets
	2005	2005
Balance at beginning of year	$7,808	$7,410
Return on plan assets	1,076	499
Employer contribution	1,686	841
Benefits paid	(546)	(942)

Balance, end of year	$10,024	$7,808

The following tables reconciles the amounts BancTrust recorded related to the pension plan:

(Dollars in thousands)
Reconcilement of Statement of Condition due to adoption of SFAS No. 158	Year Ended December 31, 2006
Accrued pension cost at January 1, 2006	$(2,592)
Net periodic cost for the year	(790)
Contributions credited for the year	1,686
Adjustment to minimum pension liability prior to SFAS No. 158	1,010
Adjustment to apply SFAS No. 158, pretax	(1,656)

Funded status for balance sheet (liability)	$(2,342)

(Dollars in thousands)
Amounts recognized in accumulated other comprehensive income	Year Ended December 31, 2006
Unrecognized loss at January 1, 2006	$1,492
Amount of loss recognized during the year	109

Funded status for balance sheet (liability)	$1,601

During 2006, the pension plan’s total unrecognized net loss increased by $669 thousand. The variance between the actual and expected return on pension plan assets during 2006 decreased the total unrecognized net loss by $418 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2006, the average expected future working lifetime of active plan participants was 8 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $10.693 million and $9.496 million at December 31, 2006 and 2005, respectively.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Components of the plan’s net cost were as follows:

(Dollars in thousands)	2006	2005	2004
Service cost	$642	$602	$549
Interest cost	654	635	586
Expected return on plan assets	(689)	(576)	(499)
Net amortization	8	8	8
Recognized net loss	175	148	140

Net pension cost	$790	$817	$784

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2006	2005	2004
Discount	5.60%	6.25%	6.40%
Annual salary increase	3.50	3.50	3.50
Long-term return on plan assets	8.00	8.00	8.00

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2006 and November 30, 2005 (the measurement dates) include the following:

	2006	2005
Discount	5.90%	5.75%
Annual salary increase	3.50%	3.50%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2006	2005
Equity Securities	67%	67%
Debt Securities	33%	33%
Other	0%	0%

Total	100.00%	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2006, the unrecognized net loss increased by 6.1 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined using a theoretical zero- coupon split yield curve derived from a universe of high-quality bonds at the measurement date. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2006 by approximately $240 thousand and decreased or increased the year-end projected benefit obligation by $1.7 million.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase (decrease) in the expected rate of return assumption would have decreased or increased the net periodic cost for 2006 by $78 thousand.

Asset Category	Expected Long-Term Return	Target Allocation
Equity Securities	9.5%	70%
Debt Securities	6.0%	20%
Other	8.1%	10%

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

In 2006, BancTrust contributed $1.7 million to its defined benefit plan. BancTrust expects to contribute $1.8 million to the pension plan in 2007. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2006, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(dollars in thousands)
2007	$906
2008	$631
2009	$1,430
2010	$963
2011	$2,241
2012-2016	$6,470

MOBILE BANK SUPPLEMENTAL PLAN—The Mobile Bank maintains an unfunded and unsecured Supplemental Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is designed to supplement the benefits payable under the BancTrust pension plan for certain key employees selected by the Mobile Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Mobile Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust pension plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and liabilities associated with the Supplemental Plan are material.

SAVINGS AND PROFIT SHARING PLAN—BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 75% of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2% of employee contribution, $0.75 per $1.00 on the next 2% of employee contribution and $0.50 per $1.00 on the next 2% of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. The Company made total contributions of $1.007 million, $917 thousand and $811 thousand during 2006, 2005 and 2004, respectively.

DEFERRED COMPENSATION PLAN—The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $70 thousand, $54 thousand and $56 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2006 and 2005, the grantor trust held 61 thousand and 55 thousand shares, respectively of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 14. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2006, 2005 and 2004. Diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans, based on the treasury stock method using an average fair value of the stock during the respective periods.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table presents the earnings per share calculations for the years ended December 31, 2006, 2005 and 2004. The Company excluded from the calculation of earnings per share 3 thousand, 5 thousand and 18 thousand shares for the years ended December 31, 2006, 2005 and 2004, respectively, because those shares were subject to options issued with exercise prices in excess of the average market value per share.

(Dollars in thousands, except per share)
2006	Net Income	Weighted- Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$13,286	11,151	$1.19
Income from discontinued operations	0	11,151.00

Net income	$13,286	11,151	$1.19

Dilutive stock option and restricted stock shares		157

Diluted:
Income from continuing operations	$13,286	11,308	$1.17
Income from discontinued operations	0	11,308.00

Net income	$13,286	11,308	$1.17

2005	Net Income	Weighted- Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$13,277	11,104	$1.19
Income from discontinued operations	1,842	11,104.17

Net income	$15,119	11,104	$1.36

Dilutive stock option and restricted stock shares		84

Diluted:
Income from continuing operations	$13,277	11,188	$1.19
Income from discontinued operations	1,842	11,188.16

Net income	$15,119	11,188	$1.35

2004	Net Income	Weighted- Average Shares	Earnings Per Share
Basic:
Income from continuing operations	$9,916	10,981	$.90
Income from discontinued operations	1,385	10,981.13

Net income	$11,301	10,981	$1.03

Dilutive stock option plan shares		93

Diluted:
Income from continuing operations	$9,916	11,074	$.90
Income from discontinued operations	1,385	11,074.12

Net income	$11,301	11,074	$1.02

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 15. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are limited to the bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2007, that the Banks could declare, without the approval of regulators, totaled $18.508 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred stock issued by our business trusts is included by the Company in its calculation of Tier 1 and total capital.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$141,270	12.8%	$88,521	8.0%	N/A	N/A
Florida Bank	40,378	13.0	24,799	8.0	$30,999	10.0%
Eufaula Bank	22,987	11.1	16,622	8.0	20,778	10.0
Mobile Bank	70,630	11.9	47,500	8.0	59,376	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$127,410	11.5%	$44,260	4.0%	N/A	N/A
Florida Bank	36,492	11.8	12,399	4.0	$18,599	6.0%
Eufaula Bank	20,410	9.8	8,311	4.0	12,467	6.0
Mobile Bank	63,194	10.6	23,750	4.0	35,625	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$127,410	10.0%	$50,843	4.0%	N/A	N/A
Florida Bank	36,492	10.8	13,454	4.0	$16,818	5.0%
Eufaula Bank	20,410	8.8	9,257	4.0	11,571	5.0
Mobile Bank	63,194	8.6	29,254	4.0	36,568	5.0
December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$117,723	11.0%	$85,985	8.0%	N/A	N/A
Florida Bank	38,640	11.3	27,406	8.0	$34,257	10.0%
Eufaula Bank	20,718	10.5	15,803	8.0	19,753	10.0
Mobile Bank	65,664	12.1	43,446	8.0	54,308	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$104,274	9.7%	$42,993	4.0%	N/A	N/A
Florida Bank	34,418	10.0	13,703	4.0	$20,554	6.0%
Eufaula Bank	18,260	9.2	7,901	4.0	11,852	6.0
Mobile Bank	58,874	10.8	21,723	4.0	32,585	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$104,274	8.4%	$49,654	4.0%	N/A	N/A
Florida Bank	34,418	9.8	14,012	4.0	$17,515	5.0%
Eufaula Bank	18,260	8.7	8,425	4.0	10,531	5.0
Mobile Bank	58,874	8.2	28,665	4.0	35,831	5.0

Note 16. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2006 and 2005. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE—Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

LOANS—For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans.

DEPOSITS—The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS—For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES AND LONG-TERM DEBT—The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT—The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2006 and 2005, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2006 and 2005 are summarized below.

	2006		2005
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$117,728	$117,728	$86,010	$86,010
Securities available for sale	118,498	118,498	132,354	132,354
Loans, net	988,407	983,502	979,339	969,867
Financial liabilities:
Deposits	$1,104,129	$1,106,181	$1,041,845	$1,039,686
Short-term borrowings	4,120	4,120	8,595	8,595
FHLB advances and long-term debt	95,521	95,282	110,057	109,285

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

	December 31,
(Dollars in thousands)	2006	2005
Standby letters of credit	$24,271	$35,482
Commitments to extend credit	179,974	186,288

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2006 was $24.271 million, and that sum represents the Company’s maximum credit risk. At December 31, 2006, the Company had $243 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

At December 31, 2006, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2006 are summarized below.

(Dollars in thousands)
Year	Minimum rental payments
2007	$322
2008	$331
2009	$348
2010	$360
2011	$260
After 2011	$321

Total	$1,942

Rental expense under all operating leases amounted to $380 thousand, $322 thousand, and $297 thousand in 2006, 2005 and 2004, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 18. Non-Interest Revenue

Components of other income, charges and fees are as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Mortgage loan fees	$2,574	$2,849	$1,899
Other	2,135	1,820	1,797

Total	$4,709	$4,669	$3,696

Note 19. Non-Interest Expense

Components of other non-interest expense are as follows:

	Dear Ended December 31,
(Dollars in thousands)	2006	2005	2004
Advertising	$758	$589	$409
Data processing	890	965	648
Professional services	1,917	1,377	775
Stationery and supplies	968	889	815
Telephone	805	813	728
Other	6,191	6,139	5,293

Total	$11,529	$10,772	$8,668

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 20. Segment Reporting

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the three reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1—Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at estimated current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2004 the Company merged its Monroeville and Demopolis Banks into the Mobile Bank. All prior segment information has been restated to reflect these mergers. The column “other” includes BancTrust and the Trust Company. The results for the three reportable segments of the Company are included in the following table:

	2006
(Dollars in thousands)	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$47,069	$16,122	$26,844	$85	$(1,932)	$88,188
Total interest expense	17,589	6,854	11,348	2,064	(1,932)	35,923

Net interest revenue (expense)	29,480	9,268	15,496	(1,979)	0	52,265
Provision for loan losses	2,400	948	1,246	0	0	4,594

Net interest income after provision for loan losses	27,080	8,320	14,250	(1,979)	0	47,671
Total non-interest revenue	4,749	2,519	2,109	2,304	(61)	11,620
Total non-interest expense	17,489	6,617	9,459	6,198	(61)	39,702

Income (loss) before taxes	14,340	4,222	6,900	(5,873)	0	19,589
Income tax expense (benefit)	4,920	1,283	2,367	(2,267)	0	6,303

Income (loss) from continuing operations	$9,420	$2,939	$4,533	$(3,606)	$0	$13,286

Other significant items:
Total assets	$758,349	$259,031	$351,719	$178,009	$(193,702)	$1,353,406
Total investment securities	93,514	15,536	8,497	951	0	118,498
Total loans, net of unearned income	534,467	184,925	285,343	0	0	1,004,735
Investment in subsidiaries	334	420	0	166,947	(166,680)	1,021
Total interest revenue from customers	45,628	15,631	26,844	85	0	88,188
Total interest revenue from affiliates	1,441	491	0	0	(1,932)	0
Depreciation of premises and equipment	1,539	406	938	57	0	2,940
Amortization of intangible assets	0	308	441	0	0	749
Amortization and accretion of securities	145	165	200	0	0	510

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	2005
(Dollars in thousands)	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$38,705	$12,670	$22,209	$46	$(725)	$72,905
Total interest expense	10,133	4,079	5,790	1,584	(725)	20,861

Net interest revenue (expense)	28,572	8,591	16,419	(1,538)	0	52,044
Provision for loan losses	3,048	1,357	1,320	0	0	5,725

Net interest income after provision for loan losses	25,524	7,234	15,099	(1,538)	0	46,319
Total non-interest revenue	4,524	2,538	2,169	1,817	(61)	10,987
Total non-interest expense	17,235	6,396	8,669	5,023	(61)	37,262

Income (loss) before taxes	12,813	3,376	8,599	(4,744)	0	20,044
Income tax expense (benefit)	4,336	964	3,224	(1,757)	0	6,767

Income (loss) from continuing operations	$8,477	$2,412	$5,375	$(2,987)	$0	$13,277

Other significant items:
Total assets	$726,043	$231,162	$379,471	$163,280	$(193,902)	$1,306,054
Total investment securities	103,689	17,289	10,225	1,151	0	132,354
Total loans, net of unearned income	487,700	179,289	326,363	0	0	993,352
Investment in subsidiaries	131	400	0	158,847	(158,821)	557
Total interest revenue from customers	38,022	12,629	22,208	46	0	72,905
Total interest revenue from affiliates	683	41	1	0	(725)	0
Depreciation of premises and equipment	1,397	437	806	63	0	2,703
Amortization of intangible assets	0	308	441	0	0	749
Amortization and accretion of securities	139	144	120	0	0	403

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	2004
	Mobile Bank	Eufaula Bank	Florida Bank	All Other	Elimi- nations	Consoli- dated
Total interest revenue	$29,359	$9,246	$12,350	$38	$(80)	$50,913
Total interest expense	5,923	2,136	2,887	1,062	(80)	11,928

Net interest revenue (expense)	23,436	7,110	9,463	(1,024)	0	38,985
Provision for loan losses	1,889	585	1,423	0	0	3,897

Net interest revenue after provision for loan losses	21,547	6,525	8,040	(1,024)	0	35,088
Total non-interest revenue	4,730	1,966	2,157	1,848	(184)	10,517
Total non-interest expense	15,610	6,011	6,562	3,788	(184)	31,787

Income (loss) before taxes	10,667	2,480	3,635	(2,964)	0	13,818
Income tax expense (benefit)	3,329	742	1,302	(1,471)	0	3,902

Income (loss) from continuing operations	$7,338	$1,738	$2,333	$(1,493)	$0	$9,916

Other significant items:
Total assets(1)	$629,277	$217,720	$288,589	$152,661	$(149,496)	$1,191,222
Total investment securities	109,115	19,422	11,013	962	0	140,512
Total loans, net of unearned income	461,098	161,683	239,426	0	0	862,207
Investment in subsidiaries	291	0	0	147,362	(147,096)	557
Total interest revenue from customers	29,359	9,196	12,320	38	0	50,913
Total interest revenue from affiliates	0	50	30	0	(80)	0
Depreciation of premises and equipment	1,316	435	655	64	0	2,470
Amortization of intangible assets	0	308	441	0	0	749
Amortization and accretion of securities	183	249	176	0	0	608

(1)	Total consolidated assets includes assets of Sweet Water State Bank of $52,471.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 21. Other Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of shareholders’ equity and other comprehensive income. In the calculation of other comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2006
(Dollars in thousands)	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses decreasing during the period	$114	$43	$71
Less realized losses included in continuing operations	44	16	28

Net change in unrealized loss on securities	158	59	99
Minimum pension liability adjustment	(291)	(109)	(182)

Other Comprehensive Income	$(133)	$(50)	$(83)

	2005
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized losses arising during the period	$(2,428)	$(908)	$(1,520)
Less realized gains from continuing operations	(125)	(47)	(78)

Net change in unrealized loss on securities	(2,553)	(955)	(1,598)
Minimum pension liability adjustment	(381)	(143)	(238)

Other Comprehensive Income	$(2,934)	$(1,098)	$(1,836)

	2004
	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains arising during the period	$(1,179)	$(442)	$(737)
Less realized gains from continuing operations	(625)	(229)	(396)
Less realized gains from discontinued operations	4	2	2

Net change in unrealized gain on securities	(1,800)	(669)	(1,131)
Minimum pension liability adjustment	101	38	63

Other Comprehensive Income	$(1,699)	$(631)	$(1,068)

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 22. Adjustment to Beginning Retained Earnings

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. BancTrust recorded the effects of application of SAB No. 108 using the cumulative effect transition method as an adjustment to fiscal 2006 beginning retained earnings. The Company has historically not properly accounted for lease payments and to correct this error the Company decreased retained earnings by $258 thousand, increased deferred tax assets by $155 thousand and increased accrued leases payable by $413 thousand. Of the $413 thousand that should have been recorded as rental expense, $392 thousand should have been recorded in years prior to 2004, $42 thousand should have been recorded in 2004 and $9 thousand should have been recorded in 2005. These amounts were considered immaterial in prior years but are now considered material to the current year.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 23. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
(Dollars in thousands)	2006	2005
ASSETS
Cash and cash equivalents	$6,499	$365
Investment in bank subsidiaries	164,108	156,215
Investment in non-bank subsidiaries	1,818	2,075
Other assets	2,744	1,481

Total assets	$175,169	$160,136

LIABILITIES
Long-term debt	$34,021	$28,557
Other liabilities	2,625	540

Total liabilities	36,646	29,097

SHAREHOLDERS’ EQUITY
Preferred stock—no par value
Shares authorized—500
Shares outstanding—none	—	—
Common stock—$.01 par value
Shares authorized—20,000
Shares issued—11,422 in 2006 and 11,369 in 2005	114	114
Additional paid in capital	80,425	79,504
Accumulated other comprehensive loss, net	(2,241)	(1,335)
Deferred compensation payable in common stock	1,157	996
Retained earnings	62,633	55,488
Unearned compensation	0	(324)
Treasury stock, 256 shares in 2006 and 2005, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 61 shares in 2006 and 55 shares in 2005	(1,157)	(996)

Total shareholders’ equity	138,523	131,039

Total liabilities and shareholders’ equity	$175,169	$160,136

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash dividends from bank subsidiaries	$9,648	$5,550	$4,450
Other income	13	12	93

Total income	9,661	5,562	4,543
Interest expense—short-term debt	0	8	0
Interest expense—long-term debt	2,064	1,576	1,062
Expenses—other	1,848	1,456	722

Income before undistributed income of subsidiaries	5,749	2,522	2,759
Equity in undistributed income of subsidiaries	7,537	10,755	7,157

Income from continuing operations	13,286	13,277	9,916

Income from discontinued operations	0	1,842	1,385

Net income	$13,286	$15,119	$11,301

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$13,286	$13,277	$9,916
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,537)	(10,755)	(7,157)
Other, net	498	(738)	926

Net cash provided by operating activities of continuing operations	6,247	1,784	3,685

INVESTING ACTIVITIES
Cash infusion to bank subsidiary	0	(7,000)	(5,000)
Net cash paid in acquisition	0	0	(38,422)
Investment in trust preferred subsidiary	(464)	0	0

Net cash used in investing activities of continuing operations	(464)	(7,000)	(43,422)

FINANCING ACTIVITIES
Proceeds from short-term borrowing	0	1,000	0
Repayments of short-term borrowing	0	(1,000)	0
Cash dividends	(5,555)	(5,539)	(5,605)
Proceed from issuance of long-term debt	15,464	0	10,000
Payment of long-term debt	(10,000)	0	0
Proceeds from issuance of common stock	0	9	0
Proceeds from exercise of stock options	442	798	889

Net cash provided by (used in) financing activities of continuing operations	351	(4,732)	5,284

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	0	650	475
Investing activities	0	5,869	6,702
Financing activities	0	0	0

Net cash provided by discontinued operations	0	6,519	7,177

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,134	(3,429)	(27,276)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	365	3,794	31,070

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,499	$365	$3,794

(Dollars in thousands)	2006	2005	2004
Cash paid for:
Interest	$2,050	$1,576	$1,027
Income taxes payments received, net	2,258	422	461
Non-cash transactions:
Dividends paid in common stock	289	240	108
Fair value of restricted stock issued	1,393	530	0

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2006, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on Management’s assessment, and on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2006, is included on page 47 of this Annual Report on Form 10-K.

W. Bibb Lamar, Jr.	F. Michael Johnson
Chairman and Chief Executive Officer	Chief Financial Officer

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included on page 14 in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the captions “VOTING SECURITIES – Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the captions “VOTING SECURITIES – Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

2. Amended and Restated Bylaws of BancTrust Financial Group, Inc., filed as Exhibit (3).2 to the registrant’s Current Report on Form 8-K, filed on March 12, 2007 (No. 0-15423), are incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures.

1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 0-15423) are incorporated herein by reference.

2. Amended and Restated Bylaws of BancTrust Financial Group, Inc., filed as Exhibit (3).2 to the registrant’s Current Report on Form 8-K, filed on March 12, 2007 (No. 0-15423), are incorporated herein by reference.

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

19. *Form of BancTrust Financial Group, Inc., 2001 Incentive Compensation Plan Restricted Stock Award Agreement filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

20. *Form of BancTrust Financial Group, Inc. Option Agreement—Incentive Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

21. *Form of BancTrust Financial Group, Inc. Option Agreement—Nonqualified Supplemental Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

22. *Change in Control Compensation Agreement dated as of December 20, 2006, between BankTrust and Bruce C. Finley, Jr., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 26, 2006 (No. 0-15423), is incorporated herein by reference.

23. *Change in Control Compensation Agreement dated as of December 20, 2006, between BankTrust and Michael D. Fitzhugh, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 26, 2006 (No. 0-15423), is incorporated herein by reference.

24. *Amended and Restated Deferred Stock Trust Agreement for Directors of BancTrust Financial Group, Inc. and its Subsidiaries, filed as Exhibit 10.26 to registrant’s Registration Statement on Form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

25. *Amended and Restated Directors Deferred Compensation Plan, filed as Exhibit 10.27 to registrant’s Registration Statement on Form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

26. *BancTrust Financial Group, Inc. Employee Savings and & Profit Sharing Plan, filed as Exhibit 10.28 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

27. *Retirement Plan for Employees of South Alabama Bancorporation, Inc. filed as Exhibit 10.29 to registrant’s Registration Statement on Form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

28. *First Amendment to the Retirement Plan for Employees of South Alabama Bancorporation, filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

29. *Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc., filed as Exhibit 10.31 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

30. *Third Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc., filed as Exhibit 10.32 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K.

(21) Subsidiaries of the registrant.

1. Subsidiaries of BancTrust Financial Group, Inc. filed as Exhibit 21.1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

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

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	President and CEO (Principal executive officer)	March 15, 2007

/S/ F. MICHAEL JOHNSON F. Michael Johnson	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 15, 2007

/S/ TRACY T. CONERLY Tracy T. Conerly	Director	March 15, 2007

/S/ STEPHEN G. CRAWFORD Stephen G. Crawford	Director	March 15, 2007

David C. De Laney	Director

Robert M. Dixon, Jr.	Director

/S/ JAMES A. FAULKNER James A. Faulkner	Director	March 15, 2007

/S/ BROOX G. GARRETT, JR. Broox G. Garrett, Jr.	Director	March 15, 2007

/S/ W. DWIGHT HARRIGAN W. Dwight Harrigan	Director	March 15, 2007

/S/ JAMES P. HAYES, JR. James P. Hayes, Jr.	Director	March 15, 2007

/S/ CLIFTON C. INGE, JR. Clifton C. Inge, Jr.	Director	March 15, 2007

Name	Title	Date

/S/ W. BIBB LAMAR, JR. W. Bibb Lamar, Jr.	Director	March 15, 2007

/S/ JOHN H. LEWIS, JR. John H. Lewis, Jr.	Director	March 15, 2007

/S/ HARRIS W. MORRISSETTE Harris V. Morrissette	Director	March 15, 2007

/S/ J. STEPHEN NELSON J. Stephen Nelson	Director and Chairman	March 15, 2007

/S/ PAUL D. OWENS, JR. Paul D. Owens, Jr.	Director	March 15, 2007

Dennis A. Wallace	Director

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002