Form 10-Q
period 2007-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2007-05-10
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FROM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

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

Shares of common stock ($0.01 par) outstanding at May 4, 2007: 11,187,432

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2007	December 31, 2006
ASSETS
Cash and Due from Banks	$48,144	$55,228
Federal Funds Sold	151,393	62,500
Total Cash and Cash Equivalents	199,537	117,728
Interest-Bearing Deposits in Other Financial Institutions	9,594	8,918
Securities Available for Sale, at Fair Value	115,053	118,498
Loans Held for Sale	7,956	4,811

Loans	1,015,171	999,924
Allowance for Loan Losses	(16,987)	(16,328)
Loans, Net	998,184	983,596

Premises and Equipment, Net	47,542	47,324
Accrued Income Receivable	8,115	7,819
Goodwill	41,793	41,952
Other Intangible Assets	2,807	2,995
Cash Surrender Value of Life Insurance	5,172	5,123
Other Assets	15,521	14,642
Total Assets	$1,451,274	$1,353,406

LIABILITIES
Non-Interest-Bearing Demand Deposits	$171,828	$174,483
Interest-Bearing Demand Deposits	321,836	270,914
Savings Deposits	79,212	80,865
Large Denomination Time Deposits (of $100 or more)	325,594	304,920
Other Time Deposits	302,427	272,947
Total Deposits	1,200,897	1,104,129
Short-Term Borrowings	3,222	4,120
Federal Home Loan Bank Advances and Long-Term Debt	95,521	95,521
Other Liabilities	11,499	11,113
Total Liabilities	1,311,139	1,214,883

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	-	-
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2007-11,440; 2006-11,422	114	114
Additional Paid in Capital	80,804	80,425
Accumulated Other Comprehensive Loss, Net	(2,085)	(2,241)
Deferred Compensation Payable in Common Stock	1,319	1,157
Retained Earnings	63,710	62,633
Less: Treasury Stock of 256 Shares in 2007 and 2006, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 68 Shares in 2007 and 61 Shares in 2006	(1,319)	(1,157)
Total Shareholders' Equity	140,135	138,523
Total Liabilities and Shareholders' Equity	$1,451,274	$1,353,406

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended March 31,
		2007	2006
	Interest Revenue:
	Loans	$20,795	$18,875
Securities Available for Sale:	Taxable	853	1,016
	Non-Taxable	457	459
	Other	1,645	320
	Total Interest Revenue	23,750	20,670

	Interest Expense:
	Deposits	10,203	5,940
	Short-Term Borrowings	26	81
	FHLB Advances and Long-Term Debt	1,441	1,323
	Total Interest Expense	11,670	7,344

	Net Interest Revenue	12,080	13,326
	Provision for Loan Losses	786	692
	Net Interest Revenue after Provision for Loan Losses	11,294	12,634

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,213	1,076
	Trust Income	733	544
	Securities Losses	-	(44)
	Other Income	1,045	1,106
	Total Non-Interest Revenue	2,991	2,682

	Non-Interest Expense:
	Salaries	3,889	3,420
	Pensions and Employee Benefits	1,890	1,720
	Net Occupancy Expense	883	754
	Furniture and Equipment Expense	803	720
	Intangible Amortization	187	187
	Other Expense	3,115	2,980
	Total Non-Interest Expense	10,767	9,781

	Income before Income Taxes	3,518	5,535
	Income Tax Expense	1,067	1,808
	Net Income	$ 2,451	$ 3,727
	Basic Earnings Per Share	$ 0.22	$ 0.33
	Diluted Earnings Per Share	$ 0.22	$ 0.33
	Weighted-Average Shares Outstanding - Basic	11,179	11,135
	Weighted-Average Shares Outstanding - Diluted	11,389	11,258

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(Dollars and shares in thousands, except per share amounts)
	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						2,451			2,451
Recognized net periodic pension benefit cost				26					26
Change in fair value of securities available for sale, net of taxes				130					130
Total comprehensive income									2,607
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91			91
Dividends declared ($.13 per share)						(1,465)			(1,465)
Purchase of deferred compensation shares					162			(162)	-
Shares issued under dividend reinvestment plan	3		74						74
Stock compensation amortization			162						162
Common stock options exercised	15		143	____	_____	_______	________	_______	143
Balance, March 31, 2007	11,440	$114	$80,804	$(2,085)	$1,319	$63,710	$(2,408)	$(1,319)	$140,135

Balance, January 1, 2006, as Adjusted	11,369	$114	$79,504	$(1,335)	$672	$55,230	$(2,408)	$(996)	$130,781
Comprehensive income:
Net income						3,727			3,727
Change in fair value of securities available for sale, net of taxes				(527)					(527)
Total comprehensive income									3,200
Dividends declared ($.13 per share)						(1,456)			(1,456)
Purchase of deferred compensation shares					120			(120)	-
Effect of adoption of SFAS No. 123R			(324)		324				-
Shares issued under dividend reinvestment plan	3		68						68
Stock compensation amortization			89						89
Common stock options exercised	31		308	_______	____	_______	________	_______	308
Balance, March 31, 2006	11,403	$114	$79,645	$(1,862)	$1,116	$57,501	$(2,408)	$(1,116)	$132,990

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,451	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	789	694
Amortization and accretion of securities, net	69	86
Amortization of intangible assets	187	187
Provision for loan losses	786	692
Securities (gains) losses, net	-	44
Loss on sales of other real estate owned, net	-	23
Stock compensation	162	89
Increase in cash surrender value of life insurance	(49)	(80)
Changes in operating assets and liabilities:
Loans originated for sale	(36,914)	(36,607)
Loans sold	33,769	38,218
(Increase) decrease in accrued income receivable	(296)	63
Increase in other assets	(1,089)	(3,316)
Increase (decrease) in other liabilities	678	(2,900)
Net cash provided by operating activities	543	920
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(676)	(41)
Net increase in loans	(15,273)	1,456
Proceeds from sales of other real estate owned	14	26
Purchases of premises and equipment, net	(1,007)	(3,262)
Proceeds from sales of securities available for sale	-	527
Proceeds from maturities of securities available for sale	5,156	4,076
Purchases of securities available for sale	(1,570)	(1,570)
Net cash (used in) provided by investing activities	(13,356)	1,212
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	96,768	(14,730)
Net (decrease) increase in short-term borrowings	(898)	2,218
Payments of FHLB advances and long-term debt	-	(10,833)
Proceeds from exercise of common stock options	143	308
Dividends paid	(1,391)	(1,388)
Net cash provided by (used in) financing activities	94,622	(24,425)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,809	(22,293)
Cash and cash equivalents at beginning of period	117,728	86,010
Cash and cash equivalents at end of period	$199,537	$63,717
Supplemental disclosures of cash flow information:
Interest paid	$11,120	$ 7,090
Income taxes paid	61	6,500
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	70	68
Loans transferred to other real estate owned	101	78
Fair value of restricted stock issued to employees of BancTrust	108	726

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note A: General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of Management are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications of 2006 balances have been made to conform to classifications used in 2007.

Note B: Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted effective beginning January 1, 2007 and did not have a material impact on the Company's consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF Issue 06-5 was effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008. The Company has not yet evaluated the impact of the implementation of SFAS No. 159.

Note C: Retirement Plans

	Three Months Ended
	March 31, 2007	March 31, 2006
(in thousands)
Service cost	$ 143	$ 148
Interest cost	176	149
Expected return on plan assets	(208)	(156)
Amortization of prior service cost	2	2
Amortization of net loss	40	39
Net periodic pension cost	$ 153	$ 182

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2006 that it would, and it presently anticipates that it will, contribute $1.8 million to its pension plan in 2007, of which none was contributed in the first three months of 2007.

Note D: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three-month periods ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
(in thousands)
Balance at beginning of period	$16,328	$14,013
Provision charged to operating expense	786	692
Loans charged-off	(288)	(169)
Recoveries	161	129
Balance at end of period	$16,987	$ 14,665

Note E: Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three-month periods ended March 31, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended March 31, 2007 and 2006:

Three Months Ended March 31, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,451	11,179	$0.22
Dilutive securities:
Stock option plan shares	___ -	210	____-
Diluted earnings per share:
Net income	$2,451	11,389	$0.22

Three Months Ended March 31, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$3,727	11,135	$0.33
Dilutive securities:
Stock option plan shares	____-	123	___-
Diluted earnings per share (1):
Net income	$3,727	11,258	$0.33

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 5 thousand shares for the quarter ended March 31, 2006, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note F: Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the three-month period ended March 31, 2007, the net unrealized loss on these securities decreased by $208 thousand. For the three-month period ended March 31, 2006, the net unrealized loss on these securities increased by $844 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized $26 thousand (net of taxes of $16 thousand) as pension net periodic benefits cost. Accordingly, for the three-month periods ended March 31, 2007 and 2006, the Company recognized, net of related income taxes, an increase of $156 thousand and a decrease of $527 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended March 31, 2007 and 2006:

(in thousands)	March 31,	March 31,
	2007	2006

Net Income	$2,451	$3,727
Recognized pension net periodic benefit cost, net of taxes of $16 and $0, respectively	26	0
Net change in fair value of securities available for sale, net of taxes of ($78) and $333, respectively	130	(555)
Less reclassification adjustments for losses included in net income, net of taxes of $0 and $16, respectively	0	(28)
Comprehensive income	$2,607	$3,200

Note G: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms-length cost basis. All intercompany transactions have been eliminated to determine the consolidated balances. The column "other" includes BancTrust and BancTrust Company.

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended March 31, 2007
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 13,207	$ 4,369	$ 6,814	$ 34	$ (674)	$ 23,750
Total interest expense	6,055	2,006	3,629	654	(674)	11,670
Net interest revenue	7,152	2,363	3,185	(620)	0	12,080
Provision for loan losses	243	165	378	0	0	786
Net interest revenue after provision for loan losses	6,909	2,198	2,807	(620)	0	11,294
Total non-interest revenue	1,139	638	479	735	0	2,991
Total non-interest expense	4,797	1,818	2,454	1,698	0	10,767
Income before income taxes	3,251	1,018	832	(1,583)	0	3,518
Income tax expense	1,122	303	286	(644)	0	1,067
Net income	$ 2,129	$ 715	$ 546	$ (939)	$ 0	$ 2,451

Other significant items:
Total assets	$841,832	$268,901	$ 398,313	$178,422	$(236,194)	$1,451,274
Securities available for sale	90,588	15,396	8,053	1,016	0	115,053
Loans, net of unearned income and loans held for sale	537,376	185,141	300,610	0	0	1,023,127
Investment in subsidiaries	368	425	0	164,904	(165,697)	0
Total interest revenue from external customers	13,204	4,079	6,433	34	0	23,750
Total interest revenue from affiliates	3	290	381	0	(674)	0
Depreciation of premises and equipment	413	98	264	14	0	789
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	31	16	22	0	0	69

Three Months Ended March 31, 2006
(in thousands)	Mobile	Eufaula	Florida
	Bank	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 10,859	$ 3,721	$ 6,582	$ 21	$ (513)	$ 20,670
Total interest expense	3,590	1,460	2,320	487	(513)	7,344
Net interest revenue	7,269	2,261	4,262	(466)	0	13,326
Provision for loan losses	375	167	150	0	0	692
Net interest revenue after provision for loan losses	6,894	2,094	4,112	(466)	0	12,634
Total non-interest revenue	1,018	604	513	547	0	2,682
Total non-interest expense	4,241	1,580	2,288	1,672	0	9,781
Income before income taxes	3,671	1,118	2,337	(1,591)	0	5,535
Income tax expense	1,275	327	795	(589)	0	1,808
Net income	$ 2,396	$ 791	$ 1,542	$ (1,002)	$ 0	$ 3,727

Other significant items:
Total assets	$702,451	$242,663	$ 385,574	$168,005	$(217,232)	$1,281,461
Securities available for sale	100,790	16,762	9,825	975	0	128,352
Loans, net of unearned income and loans held for sale	478,178	184,909	327,080	0	0	990,167
Investment in subsidiaries	176	403	0	160,617	(161,196)	0
Total interest revenue from external customers	10,346	3,721	6,582	21	0	20,670
Total interest revenue from affiliates	513	0	0	0	(513)	0
Depreciation of premises and equipment	358	100	218	18	0	694
Amortization of intangible assets	0	77	110	0	0	187
Amortization and accretion of securities	22	35	29	0	0	86

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2007 was $22.3 million, and that sum represents the Company's maximum credit risk. At March 31, 2007, the Company had $223 thousand of liabilities associated with standby letter of credit agreements.

Note I: Adoption of FIN 48

The Company adopted FIN 48 " Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109", on January 1, 2007 and recognized a cumulative effect adjustment of $91 thousand as an increase to the balance of retained earnings, a decrease in liabilities of $250 thousand and a decrease to goodwill of $159 thousand. Goodwill was reduced because a reserve for a potential tax liability was established through purchase accounting at the time of a business combination. The amount of gross unrecognized tax benefits as of January 1, 2007 totaled $912 thousand. The amount of unrecognized tax benefits net of their related deferred federal income tax benefit as of January 1, 2007 totaled $644 thousand. $303 thousand of this amount would increase net income, and thus impact the Company's effective tax rate, if ultimately recognized into income.

It is the Company's policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. As of January 1, 2007, $288 thousand in interest and penalties had been accrued.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located. The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Mobile Bank"), BankTrust of Alabama (the "Eufaula Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2006 and March 31, 2007 and significant changes in operations for the three-month periods ended March 31, 2007 and 2006.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted effective beginning January 1, 2007 and did not have a material impact on the Company's consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis.  EITF Issue 06-5 was effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008. The Company has not yet evaluated the impact of the implementation of SFAS No. 159.

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

Management has developed and documented a systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows discounted at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Financial Condition at March 31, 2007 and December 31, 2006

Overview

Total assets at March 31, 2007 were $1.451 billion, an increase of $97.9 million, or 7.2 percent, from $1.353 billion at December 31, 2006. All of our banks experienced growth in assets during the first quarter of 2007. Loan growth in our Florida market has slowed in part due to a slow down in the real estate market. We have shifted our focus from growing loans to growing deposits in this market. Accordingly, total deposits grew by $96.8 million, or 8.8 percent, from December 31, 2006 to March 31, 2007, with deposits in our Florida market accounting for $45.3 million of this increase. Federal Funds sold grew by $88.9 million from $62.5 million at December 31, 2006 to $151.4 million at March 31, 2007. Our net interest margin for the first quarter of 2007 was 3.98 percent compared to 4.78 percent for the same period last year. The higher rates we have offered to attract deposits and the increase in federal funds sold, combined with the increase in non-performing loans, have contributed significantly to this decrease in our net interest margin.

Our asset and deposit growth, as well as our trust revenue and total non-interest revenue, have been positively impacted by the acquisition of new accounts following the customer disruptions resulting from recent bank mergers. While we have benefited, and expect to continue to benefit from these disruptions, we have also seen numerous community banks enter, or increase their investment in, our markets in an attempt to capitalize on these disruptions.

We have begun building a new branch in Fairhope, Alabama which is scheduled to open in the fourth quarter of 2007 and plans are under way to open an office in the Tillman's Corner area of rapidly growing west Mobile in the third quarter of 2007.

Loans

Total loans and loans held for sale, net of unearned loan income and deferred loan fees, increased from $1.005 billion at December 31, 2006 to $1.023 billion at March 31, 2007, an increase of $18.4 million, or 1.8 percent. The majority of the increase in loans is attributable to the Mobile Bank, as the Florida Bank experienced a decrease in loans from year-end 2006 to March 31, 2007.

The following table shows the breakdown of loans at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
(In thousands)
Commercial, Financial and Agricultural	$209,925	$196,136
Real Estate - Construction	357,447	341,992
Real Estate - Mortgage	400,740	411,873
Installment	54,770	54,857
Total Loans and Loans Held for Sale	1,022,882	1,004,858
Less: Unearned Loan Income and Net Deferred Loan Fees	245	(123)
Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$1,023,127	$1,004,735

Investment Securities

The composition of the investment portfolio by carrying amount is 0.27 percent U.S. Treasuries, 37.30 percent U.S. securities of government sponsored enterprises, 37.11 percent securities of state and political subdivisions, 24.45 percent mortgage-backed securities and 0.87 percent other securities at March 31, 2007. The tax-equivalent yield of the portfolio at March 31, 2007 was 5.16 percent, and the average maturity, excluding mortgage-backed securities (as these have monthly principal payments), was 3 years and 9 months. We hold no trading securities or securities that are classified as held-to-maturity.

Deposits

Total deposits increased from $1.104 billion at December 31, 2006 to $1.201 billion at March 31, 2007, an increase of $96.8 million, or 8.8 percent. Non-interest-bearing demand deposits decreased $2.7 million, or 1.5 percent. Interest-bearing demand deposits increased $50.9 million, or 18.8 percent during the same period, primarily due to the demand for our new commercial sweep product. Other time deposits, consisting of certificates of deposit, increased $29.5 million, or 10.8 percent, while large denomination time deposits increased $20.7 million, or 6.8 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $76.1 million, or 9.5 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. However, we have recently experienced deposit growth in the Mobile area. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services offered by BancTrust. While we recognize that in order to fund loan growth, it may be necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, our plans are to reduce the level of brokered deposits and FHLB borrowings in 2007. At March 31, 2007, we had $26.5 million in brokered time deposits and FHLB advances of $61.5 million.

The following table shows the breakdown of deposits at March 31, 2007 and December 31, 2006.

(In thousands)	March 31, 2007	December 31, 2006
Non-Interest-Bearing Demand Deposits	$171,828	$174,483
Interest-Bearing Demand Deposits	321,836	270,914
Savings Deposits	79,212	80,865
Large Denomination Time Deposits (of $100 or more)	325,594	304,920
Other Time Deposits	302,427	272,947
Total Deposits	$1,200,897	$1,104,129

Long-term Debt

As of March 31, 2007, our long-term debt consisted of advances from the FHLB of $61.5 million and $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities. We plan to substantially reduce our FHLB advances in 2007, thereby reducing our federal funds sold.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
March 31, 2007		December 31, 2006
Loans on non-accrual	$16,704	$15,293
Renegotiated loans	0	915
Total non-performing loans	16,704	16,208
Other real estate owned	1,337	1,250
Total non-performing assets	$18,041	$17,458

Total non-performing loans as a percent of loans	1.63%	1.61%
Total non-performing assets as a percent of loans and other real estate owned	1.76%	1.74%

Loans on non-accrual increased by $1.4 million from year-end 2006 to March 31, 2007, a result of loans of two borrowers being placed on non-accrual during the first quarter.  These loans are secured by real estate in Florida, and we have made appropriate reserve allocations for these loans.

Not included in the non-performing assets table are potential problem loans totaling $4.5 million at March 31, 2007. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest.

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

The allowance for loan losses represented 1.02 times non-performing loans at March 31, 2007 and 1.01 times non-performing loans at December 31, 2006. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2007 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at March 31, 2007 was 9.66 percent, compared to 10.24 percent at December 31, 2006. This decrease resulted primarily from the increase in total assets. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 10.97 percent at March 31, 2007 compared to 11.61 percent at year-end 2006.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $130.7 million at March 31, 2007 and $127.4 million at December 31, 2006. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $14.2 million at March 31, 2007 and $13.9 million at December 31, 2006. Total capital, which is Tier 1 capital plus Tier 2 capital, was $144.9 million at March 31, 2007, and $141.3 million at December 31, 2006. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 11.53 percent and 12.78 percent, respectively, at March 31, 2007, and 11.51 percent and 12.77 percent, respectively, at December 31, 2006. Both the March 31, 2007 and December 31, 2006 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our Banks and on a consolidated basis.

The components of our risk-based capital calculations for March 31, 2007 are shown below:

March 31, 2007
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$97,653
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	130,653

Tier 2 capital-Allowable portion of the allowance for loan losses	14,204
Total capital (Tiers 1 and 2)	$144,857

Risk-weighted assets	$1,133,357
Quarterly average assets	1,358,005
Risk-based capital ratios:
Tier I capital	11.53%
Total capital (Tiers 1 and 2)	12.78%

During the first quarter of 2007, BancTrust declared a regular quarterly dividend of $0.13 per share, payable April 2, 2007 to shareholders of record as of March 16, 2007.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, deposits with other banks, federal funds sold and securities available for sale, excluding pledged securities) totaled $233.5 million at March 31, 2007 and $156.8 million at December 31, 2006. Liquid assets represented 16.1 percent of total assets at March 31, 2007 as compared to 11.6 percent at December 31, 2006. The net change in cash and cash equivalents for the three-month period ended March 31, 2007 was a increase of $81.8 million or 69.5 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net Income

The Company recorded net income of $2.5 million, or $0.22 per basic and diluted share, during the first quarter of 2007, compared to net income in the first quarter of 2006 of $3.7 million, or $0.33 per basic and diluted share. Net interest revenue decreased by $1.2 million, or 9.4 percent from the three months ended March 31, 2006 to the three months ended March 31, 2007. Quarterly average interest-earning assets increased from $1.148 billion for the first quarter of 2006 to $1.251 billion in the first quarter of 2007, an increase of $103.4 million or 9.0 percent. Our quarterly net interest margin decreased to 3.98 percent for the first quarter of 2007 from 4.78 percent for the first quarter of 2006. We are slightly asset sensitive but the cost of our interest-bearing liabilities has continued to increase since the Federal Reserve Bank paused its rate increases in August. In addition, because of competitive pressure, we have had to offer higher rates to attract new deposits and retain current deposits. As higher-cost time deposits mature in 2007, we expect to reprice them at a lower rate, and this should improve our net interest margin.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See Asset Quality and Allowance for Loan Losses, above. Net charge-offs in the first quarter of 2007 were $127 thousand compared to $40 thousand in the same period for 2006. The provision for loan losses was $786 thousand in the first quarter of 2007 compared to $692 thousand for the comparable period in 2006. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.66 percent at March 31, 2007 and 1.63 percent at December 31, 2006.

Non-Interest Revenue and Expense

Non-interest revenue was $3.0 million for the first quarter of 2007, an increase of $309 thousand from the first quarter of 2006. Trust revenue in the first quarter of 2007 of $733 thousand was up from $544 thousand for the same period in 2006. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up slightly.

Salary and employee benefit expense increased by $639 thousand, or 12.4 percent, from the first quarter of 2006 to the first quarter of 2007, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank, and the expensing of restricted stock grants.

Net occupancy expense was $883 thousand in the first quarter of 2007, an increase of $129 thousand, or 17.1 percent, from the same period of 2006. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch and a supermarket branch that was located nearby. Furniture and equipment expense increased by $83 thousand.

Other expense was $3.1 million for the quarter ended March 31, 2007, relatively unchanged from the first quarter of 2006. Other expense includes items such as legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company increased its spending on advertising and marketing in the first quarter of 2007 due to growth opportunities that we believe exist in several of our markets due to recent bank merger activity.

Income tax expense was $1.1 million for the first quarter of 2007, compared to $1.8 million for the same period in 2006, reflecting lower taxable income. The effective combined federal and state tax rates for the first quarter of 2007 and 2006 were 30.3 percent and 32.7 percent, respectively.

Contractual Obligations

In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2006 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2007 was $22.3 million, and that sum represents the Company's maximum credit risk. At March 31, 2007, the Company had $223 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2006 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2007. Through March 31, 2007, Management has not utilized derivatives as a part of this process.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended March 31, 2007 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number Of Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/07-01/31/07	464	$26.45	0	229,951
02/01/07-02/28/07	5,349	$21.43	0	229,951
03/01/07-03/31/07	1,928	$23.05	0	229,951
Total	7,741	$22.11	0	229,951

__________________

  7,741 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

May 9, 2007	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 9, 2007	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002