Form 10-Q
period 2007-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2007-08-09
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

Shares of common stock ($0.01 par) outstanding at August 6, 2007: 11,295,209

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	June 30, 2007	December 31, 2006
ASSETS
Cash and Due from Banks	$54,729	$55,228
Federal Funds Sold	69,200	62,500
Total Cash and Cash Equivalents	123,929	117,728
Interest-Bearing Deposits in Other Financial Institutions	16,840	8,918
Securities Available for Sale, at Fair Value	116,208	118,498
Loans Held for Sale	8,927	4,811

Loans	1,018,116	999,924
Allowance for Loan Losses	(19,259)	(16,328)
Loans, Net	998,857	983,596

Premises and Equipment, Net	48,221	47,324
Accrued Income Receivable	7,939	7,819
Goodwill	41,793	41,952
Other Intangible Assets	2,621	2,995
Cash Surrender Value of Life Insurance	5,266	5,123
Other Assets	17,963	14,642
Total Assets	$1,388,564	$1,353,406

LIABILITIES
Non-Interest-Bearing Demand Deposits	$172,302	$174,483
Interest-Bearing Demand Deposits	327,413	270,914
Savings Deposits	80,568	80,865
Large Denomination Time Deposits (of $100 or more)	284,950	304,920
Other Time Deposits	292,806	272,947
Total Deposits	1,158,039	1,104,129
Short-Term Borrowings	4,438	4,120
Federal Home Loan Bank Advances and Long-Term Debt	75,521	95,521
Other Liabilities	10,838	11,113
Total Liabilities	1,248,836	1,214,883

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	-	-
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2007-11,452; 2006-11,422	115	114
Additional Paid in Capital	81,163	80,425
Accumulated Other Comprehensive Loss, Net	(2,639)	(2,241)
Deferred Compensation Payable in Common Stock	1,371	1,157
Retained Earnings	63,497	62,633
Less: Treasury Stock of 256 Shares in 2007 and 2006, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 71 Shares in 2007 and 61 Shares in 2006	(1,371)	(1,157)
Total Shareholders' Equity	139,728	138,523
Total Liabilities and Shareholders' Equity	$1,388,564	$1,353,406

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2007	2006
	Interest Revenue:
	Loans	$21,036	$20,100
Securities Available for Sale:	Taxable	950	1,017
	Non-Taxable	439	458
	Other	1,495	266
	Total Interest Revenue	23,920	21,841

	Interest Expense:
	Deposits	10,372	7,033
	Short-Term Borrowings	19	120
	FHLB Advances and Long-Term Debt	1,329	1,325
	Total Interest Expense	11,720	8,478

	Net Interest Revenue	12,200	13,363
	Provision for Loan Losses	2,933	691
	Net Interest Revenue after Provision for Loan Losses	9,267	12,672

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,462	1,132
	Trust Income	740	550
	Other Income	981	1,047
	Total Non-Interest Revenue	3,183	2,729

	Non-Interest Expense:
	Salaries	3,797	3,572
	Pensions and Employee Benefits	1,761	1,709
	Net Occupancy Expense	870	703
	Furniture and Equipment Expense	808	725
	Intangible Amortization	187	187
	Other Expense	3,420	2,675
	Total Non-Interest Expense	10,843	9,571

	Income Before Income Taxes	1,607	5,830
	Income Tax Expense	351	1,937
	Net Income	$ 1,256	$ 3,893
	Basic Earnings Per Share	$ 0.11	$ 0.35
	Diluted Earnings Per Share	$ 0.11	$ 0.34
	Weighted-Average Shares Outstanding - Basic	11,191	11,152
	Weighted-Average Shares Outstanding - Diluted	11,385	11,294

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2007	2006
	Interest Revenue:
	Loans	$41,831	$38,975
Securities Available for Sale:	Taxable	1,803	2,033
	Non-Taxable	896	917
	Other	3,140	586
	Total Interest Revenue	47,670	42,511

	Interest Expense:
	Deposits	20,575	12,973
	Short-Term Borrowings	45	201
	FHLB Advances and Long-Term Debt	2,770	2,648
	Total Interest Expense	23,390	15,822

	Net Interest Revenue	24,280	26,689
	Provision for Loan Losses	3,719	1,383
	Net Interest Revenue after Provision for Loan Losses	20,561	25,306

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,675	2,208
	Trust Income	1,473	1,094
	Securities Losses	-	(44)
	Other Income	2,026	2,153
	Total Non-Interest Revenue	6,174	5,411

	Non-Interest Expense:
	Salaries	7,686	6,991
	Pensions and Employee Benefits	3,651	3,430
	Net Occupancy Expense	1,753	1,457
	Furniture and Equipment Expense	1,611	1,445
	Intangible Amortization	374	374
	Other Expense	6,535	5,655
	Total Non-Interest Expense	21,610	19,352

	Income Before Income Taxes	5,125	11,365
	Income Tax Expense	1,418	3,745
	Net Income	$ 3,707	$ 7,620
	Basic Earnings Per Share	$ 0.33	$ 0.68
	Diluted Earnings Per Share	$ 0.33	$ 0.68
	Weighted-Average Shares Outstanding - Basic	11,185	11,144
	Weighted-Average Shares Outstanding - Diluted	11,387	11,276

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2007 and 2006

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred/ Unearned Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						3,707			3,707
Recognized net periodic pension benefit cost				52					52
Change in fair value of securities available for sale, net of taxes				(450)					(450)
Total comprehensive income									3,309
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91			91
Dividends declared ($.26 per share)						(2,934)			(2,934)
Purchase of deferred compensation shares					214			(214)	-
Shares issued under dividend reinvestment plan	6		148						148
Stock compensation amortization			326						326
Common stock options exercised	24	1	264	____	_____	_______	________	_______	265
Balance, June 30, 2007	11,452	$115	$81,163	$(2,639)	$1,371	$63,497	$(2,408)	$(1,371)	$139,728

Balance, January 1, 2006, as Adjusted	11,369	$114	$79,504	$(1,335)	$672	$55,230	$(2,408)	$(996)	$130,781
Comprehensive income:
Net income						7,620			7,620
Change in fair value of securities available for sale, net of taxes				(1,281)					(1,281)
Total comprehensive income									6,339
Dividends declared ($.26 per share)						(2,918)			(2,918)
Purchase of deferred compensation shares					162			(162)	-
Deferred compensation paid in common stock held in grantor trust					(87)			87
Effect of adoption of SFAS No. 123R			(324)		324				-
Shares issued under dividend reinvestment plan	8		144						144
Stock compensation amortization			220						220
Common stock options exercised	31		325	_______	____	_______	________	_______	325
Balance, June 30, 2006	11,408	$114	$79,869	$(2,616)	$1,071	$59,932	$(2,408)	$(1,071)	$134,891

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,707	$7,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,587	1,410
Amortization and accretion of securities, net	92	174
Amortization of intangible assets	374	374
Provision for loan losses	3,719	1,383
Securities losses	-	44
Stock compensation amortization	326	220
Increase in cash surrender value of life insurance	(143)	(132)
Changes in operating assets and liabilities:
Loans originated for sale	(80,653)	(73,822)
Loans sold	76,537	71,032
(Increase) decrease in accrued income receivable	(120)	127
Increase in other assets	(243)	(3,336)
Increase (decrease) in other liabilities	59	(4,747)
Net cash provided by operating activities	5,242	347
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(7,922)	109
Net increase in loans	(21,953)	(9,243)
Proceeds from sales of other real estate owned	116	212
Purchases of premises and equipment, net	(2,484)	(5,621)
Proceeds from sales of securities available for sale	-	527
Proceeds from maturities of securities available for sale	9,212	7,033
Purchases of securities available for sale	(7,717)	(2,070)
Net cash used in investing activities	(30,748)	(9,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	53,910	11,536
Net increase in short-term borrowings	318	6,669
Proceeds from FHLB advances and long-term debt	-	35,000
Payments of FHLB advances and long-term debt	(20,000)	(46,667)
Proceeds from exercise of common stock options	265	325
Dividends paid	(2,786)	(2,774)
Net cash provided by financing activities	31,707	4,089
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,201	(4,617)
Cash and cash equivalents at beginning of period	117,728	86,010
Cash and cash equivalents at end of period	$123,929	$81,393
Supplemental disclosures of cash flow information:
Interest paid	$22,784	$15,085
Income taxes paid	2,565	12,044
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	148	144
Loans transferred to other real estate owned	2,973	87
Fair value of restricted stock issued to employees of BancTrust	108	1,393

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not completed its evaluation of the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue No. 06-4.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS No.159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective in the first quarter of 2008. The Company has not completed its evaluation of the impact of the implementation of SFAS No. 159.

In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."  The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividend or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123 (Revised 2004), "Share-Based Payment."  The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  Management is currently evaluating the requirements of EITF No. 06-11 but does not expect the impact to be significant.

Note C: Retirement Plans
	Three Months Ended
	June 30, 2007	June 30, 2006
(in thousands)
Service cost	$ 143	$ 148
Interest cost	176	149
Expected return on plan assets	(208)	(156)
Amortization of prior service cost	2	2
Amortization of net loss	40	39
Net periodic pension cost	$ 153	$ 182

	Six Months Ended
	June 30, 2007	June 30, 2006
(in thousands)
Service cost	$ 286	$ 296
Interest cost	352	298
Expected return on plan assets	(416)	(312)
Amortization of prior service cost	4	4
Amortization of net loss	80	78
Net periodic pension cost	$ 306	$ 364

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2006 that it would, and it presently anticipates that it will, contribute $1.8 million to its pension plan in 2007, of which $291 thousand was contributed in the first six months of 2007.

Note D: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three-month periods ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
(in thousands)
Balance at beginning of period	$16,987	$14,665
Provision charged to operating expense	2,933	691
Loans charged-off	(1,182)	(643)
Recoveries	521	51
Balance at end of period	$19,259	$ 14,764

The changes in the allowance for losses on loans for the six-month periods ended June 30, 2007 and 2006 are summarized as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
(in thousands)
Balance at beginning of period	$16,328	$14,013
Provision charged to operating expense	3,719	1,383
Loans charged-off	(1,470)	(812)
Recoveries	682	180
Balance at end of period	$19,259	$ 14,764

Note E: Earnings Per Share

Basic earnings per share for the three- and six-month periods ended June 30, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and six-month periods ended June 30, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three- and six-month periods ended June 30, 2007 and 2006:

Three Months Ended June 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,256	11,191	$0.11
Dilutive securities:
Stock option plan shares	-	194	-
Diluted earnings per share:
Net income	$1,256	11,385	$0.11

Three Months Ended June 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$3,893	11,152	$0.35
Dilutive securities:
Stock option plan shares	-	142	-
Diluted earnings per share (1):
Net income	$3,893	11,294	$0.34

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 6 thousand shares for the quarters ended June 30, 2007 and 2006, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Six Months Ended June 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$3,707	11,185	$0.33
Dilutive securities:
Stock option plan shares	-	202	-
Diluted earnings per share:
Net income	$3,707	11,387	$0.33

Six Months Ended June 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$7,620	11,144	$0.68
Dilutive securities:
Stock option plan shares	-	132	-
Diluted earnings per share (1):
Net income	$7,620	11,276	$0.68

___________________________________________
  The Company excluded from the calculation of diluted earnings per share 6 thousand shares for the six months ended June 30, 2007 and 2006, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note F: Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the six-month period ended June 30, 2007, the net unrealized loss on these securities increased by $720 thousand. For the six-month period ended June 30, 2006, the net unrealized loss on these securities increased by $2.1 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized $84 thousand as pension net periodic benefits cost. Accordingly, for the six-month periods ended June 30, 2007 and 2006, the Company recognized, net of related income taxes, a decrease of $398 thousand and a decrease of $1.3 million, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended June 30, 2007 and 2006:

(in thousands)	June 30,	June 30,
	2007	2006

Net Income	$1,256	$3,893
Recognized pension net periodic benefit cost, net of taxes of ($16) and $0, respectively	26	0
Net change in fair value of securities available for sale, net of taxes of $348 and $452, respectively	(580)	(754)
Comprehensive income	$702	$3,139

The following table shows comprehensive income for the six-month periods ended June 30, 2007 and 2006:

(in thousands)	June 30,	June 30,
	2007	2006

Net Income	$3,707	$7,620
Recognized pension net periodic benefit cost, net of taxes of ($32) and $0, respectively	52	0
Net change in fair value of securities available for sale, net of taxes of $270 and $785, respectively	(450)	(1,309)
Less reclassification adjustments for losses included in net income, net of taxes of $0 and $16, respectively	0	(28)
Comprehensive income	$3,309	$6,339

Note G: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are composed of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms-length cost basis. In May 2007 we merged BankTrust of Alabama, our Eufaula, Alabama subsidiary, into BankTrust, headquartered in Mobile, Alabama. All prior segment information has been restated to reflect this merger. All intercompany transactions have been eliminated to determine the consolidated balances. The column "other" includes BancTrust and BancTrust Company.

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended June 30, 2007
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 17,416	$6,792	$ 26	$ (314)	$ 23,920
Total interest expense	7,819	3,555	660	(314)	11,720
Net interest revenue	9,597	3,237	(634)	0	12,200
Provision for loan losses	2,095	838	0	0	2,933
Net interest revenue after provision for loan losses	7,502	2,399	(634)	0	9,267
Total non-interest revenue	2,036	405	742	0	3,183
Total non-interest expense	6,791	2,358	1,694	0	10,843
Income before income taxes	2,747	446	(1,586)	0	1,607
Income tax expense	790	146	(585)	0	351
Net income	$ 1,957	$ 300	$ (1,001)	$ 0	$ 1,256

Other significant items:
Total assets	$1,027,842	$ 383,391	$180,167	$(202,836)	$1,388,564
Securities available for sale	104,502	10,684	1,022	0	116,208
Loans, net of unearned income and loans held for sale	746,410	280,633	0	0	1,027,043
Investment in subsidiaries	861	0	172,547	(173,408)	0
Total interest revenue from external customers	17,416	6,478	26	0	23,920
Total interest revenue from affiliates	0	314	0	(314)	0
Depreciation of premises and equipment	527	261	10	0	798
Amortization of intangible assets	76	111	0	0	187
Amortization and accretion of securities	7	16	0	0	23

Three Months Ended June 30, 2006
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 15,390	$ 6,925	$ 16	$ (490)	$ 21,841
Total interest expense	5,618	2,839	511	(490)	8,478
Net interest revenue	9,772	4,086	(495)	0	13,363
Provision for loan losses	541	150	0	0	691
Net interest revenue after provision for loan losses	9,231	3,936	(495)	0	12,672
Total non-interest revenue	1,684	488	557	0	2,729
Total non-interest expense	5,830	2,299	1,442	0	9,571
Income before income taxes	5,085	2,125	(1,380)	0	5,830
Income tax expense	1,717	729	(509)	0	1,937
Net income	$ 3,368	$ 1,396	$ (871)	$ 0	$ 3,893

Other significant items:
Total assets	$958,412	$ 377,554	$167,440	$(191,296)	$1,312,110
Securities available for sale	113,804	9,821	981	0	124,606
Loans, net of unearned income and loans held for sale	686,232	318,434	0	0	1,004,666
Investment in subsidiaries	640	0	162,533	(163,173)	0
Total interest revenue from external customers	14,900	6,925	16	0	21,841
Total interest revenue from affiliates	490	0	0	(490)	0
Depreciation of premises and equipment	478	225	13	0	716
Amortization of intangible assets	77	110	0	0	187
Amortization and accretion of securities	62	26	0	0	88

Six Months Ended June 30, 2007
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 34,702	$13,606	$ 60	$ (698)	$ 47,670
Total interest expense	15,590	7,184	1,314	(698)	23,390
Net interest revenue	19,112	6,422	(1,254)	0	24,280
Provision for loan losses	2,503	1,216	0	0	3,719
Net interest revenue after provision for loan losses	16,609	5,206	(1,254)	0	20,561
Total non-interest revenue	3,813	884	1,477	0	6,174
Total non-interest expense	13,406	4,812	3,392	0	21,610
Income before income taxes	7,016	1,278	(3,169)	0	5,125
Income tax expense	2,215	432	(1,229)	0	1,418
Net income	$ 4,801	$ 846	$ (1,940)	$ 0	$ 3,707

Other significant items:
Total assets	$1,027,842	$ 383,391	$180,167	$(202,836)	$1,388,564
Securities available for sale	104,502	10,684	1,022	0	116,208
Loans, net of unearned income and loans held for sale	746,410	280,633	0	0	1,027,043
Investment in subsidiaries	861	0	172,547	(173,408)	0
Total interest revenue from external customers	34,699	12,911	60	0	47,670
Total interest revenue from affiliates	0	698	0	(698)	0
Depreciation of premises and equipment	1,038	525	24	0	1,587
Amortization of intangible assets	153	221	0	0	374
Amortization and accretion of securities	54	38	0	0	92

Six Months Ended June 30, 2006
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 29,865	$ 13,507	$ 37	$ (898)	$ 42,511
Total interest expense	10,563	5,159	998	(898)	15,822
Net interest revenue	19,302	8,348	(961)	0	26,689
Provision for loan losses	1,083	300	0	0	1,383
Net interest revenue after provision for loan losses	18,219	8,048	(961)	0	25,306
Total non-interest revenue	3,306	1,001	1,104	0	5,411
Total non-interest expense	11,651	4,587	3,114	0	19,352
Income before income taxes	9,874	4,462	(2,971)	0	11,365
Income tax expense	3,319	1,524	(1,098)	0	3,745
Net income	$ 6,555	$ 2,938	$ (1,873)	$ 0	$ 7,620

Other significant items:
Total assets	$958,412	$ 377,554	$167,440	$(191,296)	$1,312,110
Securities available for sale	113,804	9,821	981	0	124,606
Loans, net of unearned income and loans held for sale	686,232	318,434	0	0	1,004,666
Investment in subsidiaries	640	0	162,533	(163,173)	0
Total interest revenue from external customers	28,967	13,507	37	0	42,511
Total interest revenue from affiliates	899	0	0	(899)	0
Depreciation of premises and equipment	936	443	31	0	1,410
Amortization of intangible assets	154	220	0	0	374
Amortization and accretion of securities	119	55	0	0	174

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2007 was $16.1 million, and that sum represents the Company's maximum credit risk. At June 30, 2007, the Company had $161 thousand of liabilities associated with standby letter of credit agreements.

Note I: Adoption of FIN 48

The Company adopted FIN 48 "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," on January 1, 2007 and recognized a cumulative effect adjustment of $91 thousand as an increase in the balance of retained earnings, a decrease in liabilities of $250 thousand and a decrease in goodwill of $159 thousand. Goodwill was reduced because a reserve for a potential tax liability was established through purchase accounting at the time of a business combination. The amount of gross unrecognized tax benefits as of January 1, 2007 totaled $912 thousand. The amount of unrecognized tax benefits net of their related deferred federal income tax benefit as of January 1, 2007 totaled $644 thousand. Of this amount, $341 thousand would decrease goodwill, and $303 thousand would increase net income and impact the Company's effective tax rate, if ultimately recognized into income.

It is the Company's policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. As of January 1, 2007, $288 thousand in interest and penalties had been accrued.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located (Alabama and Florida). The Company's filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

The Company does not expect any material changes to its unrecognized tax positions over the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Alabama Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2006 and June 30, 2007 and significant changes in operations for the three-month periods ended June 30, 2007 and 2006 as well as significant changes in operations for the six-month periods ended June 30, 2007 and 2006.

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

Pending Acquisition

On May 21, 2007, BancTrust announced that it had entered into an agreement and plan of merger providing for the merger of The Peoples BancTrust Company, Inc. ("Peoples") into BancTrust, with BancTrust as the surviving corporation. Peoples, which had assets of approximately $924 million at March 31, 2007 and is headquartered in Selma, Alabama, is the parent company of The Peoples Bank and Trust Company. At the conclusion of this transaction, BancTrust is expected to be the fifth largest bank holding company headquartered in Alabama with approximately $2.4 billion in assets and 54 locations in Alabama and Florida. This merger, expected to be completed in the fourth quarter of 2007, is subject to approval by the shareholders of Peoples and BancTrust, to BancTrust obtaining suitable financing and to various other contingencies. This merger was approved by the Board of Governors of the Federal Reserve on July 27, 2007. The 15-day waiting period for Justice Department review expires on August 11, 2007. This transaction has been described more fully in our reports on Form 8-K filed with the Securities and Exchange Commission on May 22, 2007 and May 23, 2007.

In connection with the proposed transaction, BancTrust has filed with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-4 that includes a preliminary version of a joint proxy statement of BancTrust and Peoples that also constitutes a preliminary prospectus of BancTrust. The registration statement has not been declared effective and is subject to change. BancTrust and Peoples intend to mail the joint proxy statement and prospectus, once the registration statement has been declared effective by the SEC, to their shareholders. Investors and security holders are urged to read the joint proxy statement and prospectus regarding the proposed transaction when it becomes available, because it will contain important information. You may obtain a free copy of the joint proxy statement and prospectus (when available) and other related documents filed by BancTrust and Peoples with the SEC at the SEC's website at www.sec.gov.

BancTrust, Peoples and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from shareholders in favor of the proposed transaction. Information concerning the persons who may, under the rules of the SEC, be considered participants in the solicitation of the shareholders of BancTrust and Peoples in connection with the proposed transaction will be set forth, or incorporated by reference, in the joint proxy statement and prospectus when it is filed with the SEC. You can find information about BancTrust's executive officers and directors in BancTrust's definitive proxy statement filed with the SEC on April 9, 2007. You can find information about Peoples' executive officers and directors in Peoples' Form 10-K/A filed with the SEC on April 30, 2007.

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not completed its evaluation of the impact of the implementation of SFAS No. 157.

On September 20, 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue No. 06-4.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS No.159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective in the first quarter of 2008. The Company has not completed its evaluation of the impact of the implementation of SFAS No. 159.

In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."  The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividend or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123 (Revised 2004), "Share-Based Payment."  The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  Management is currently evaluating the requirements of EITF No. 06-11 but does not expect the impact to be significant.

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

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition would be deferred.

Financial Condition at June 30, 2007 and December 31, 2006

Overview

Total assets at June 30, 2007 were $1.389 billion, an increase of $35.2 million, or 2.6 percent, from $1.353 billion at December 31, 2006. During the second quarter of 2007, we reduced our FHLB borrowings by $20.0 million. Loan growth has been centered in our Mobile, Alabama market area as loan growth in our Florida market has slowed in part due to a slow down in the real estate market. In late 2006 and continuing through the first quarter of 2007, we shifted our focus in our Florida market from growing loans to growing deposits. Accordingly, total deposits grew by $53.9 million, or 4.9 percent, from December 31, 2006 to June 30, 2007, with deposits in our Florida market accounting for $30.7 million of this increase. Federal Funds sold grew by $6.7 million from $62.5 million at December 31, 2006 to $69.2 million at June 30, 2007. Our net interest margin for the first six months of 2007 was 3.97 percent compared to 4.77 percent for the same period last year. The higher rates we have offered to attract deposits and the increase in federal funds sold, combined with the increase in non-performing loans, have contributed significantly to this decrease in our net interest margin.

Our asset and deposit growth, as well as our trust revenue and total non-interest revenue, continues to be positively impacted by the acquisition of new accounts following the customer disruptions resulting from recent mergers by our competitors. While we have benefited, and expect to continue to benefit from these disruptions, we have also seen numerous community banks enter, or increase their investment in, our markets in an attempt to capitalize on these disruptions. These banks have aggressively priced deposits.

We have begun building a new branch in Fairhope, Alabama which is scheduled to open in the fourth quarter of 2007, and plans are under way to open an office in the Tillman's Corner area of rapidly growing west Mobile in the Fall of 2007.

We merged BankTrust of Alabama, our Eufaula, Alabama headquartered subsidiary, into BankTrust, our banking subsidiary headquartered in Mobile, Alabama, in the second quarter of 2007.

Loans

Total loans and loans held for sale, net of unearned loan income and deferred loan fees, increased from $1.005 billion at December 31, 2006 to $1.027 billion at June 30, 2007, an increase of $22.3 million, or 2.2 percent. The increase in loans is attributable to the Alabama Bank, as the Florida Bank experienced a decrease in loans from December 31, 2006 to June 30, 2007.

The following table shows the breakdown of loans at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
(In thousands)
Commercial, Financial and Agricultural	$223,450	$196,136
Real Estate - Construction	354,767	341,992
Real Estate - Mortgage	393,112	411,873
Installment	55,136	54,857
Total Loans and Loans Held for Sale	1,026,465	1,004,858
Less: Unearned Loan Income and Net Deferred Loan Fees	578	(123)
Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$1,027,043	$1,004,735

Investment Securities

The composition of the investment portfolio by carrying amount is 0.35 percent U.S. Treasuries, 40.67 percent U.S. securities of government sponsored enterprises, 35.13 percent securities of state and political subdivisions, 22.99 percent mortgage-backed securities and 0.86 percent other securities at June 30, 2007. The tax-equivalent yield of the portfolio at June 30, 2007 and December 31, 2006, was 5.19 percent and 5.10 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at June 30, 2007 and December 31, 2006, was 4 years and 11 months and 5 years and 5 months, respectively. We hold no trading securities or securities that are classified as held-to-maturity.

Deposits

Total deposits increased from $1.104 billion at December 31, 2006 to $1.158 billion at June 30, 2007, an increase of $53.9 million, or 4.9 percent. Non-interest-bearing demand deposits decreased $2.2 million, or 1.2 percent. Interest-bearing demand deposits increased $56.5 million, or 20.9 percent during the same period, primarily due to the demand for our new commercial sweep product. Other time deposits, consisting of certificates of deposit, increased $19.9 million, or 7.3 percent, while large denomination time deposits decreased $20.0 million, or 6.5 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $73.9 million, or 9.2 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. However, we have recently experienced deposit growth in the Mobile area. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services we offer. While we recognize that in order to fund loan growth, it may be necessary from time to time to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, we plan to continue to reduce the level of our brokered deposits and FHLB borrowings in 2007. At June 30, 2007, we had $9.9 million in brokered time deposits compared to $23.4 million at December 31, 2006 and FHLB advances of $41.5 million compared to $61.5 million at December 31, 2006.

The following table shows the breakdown of deposits at June 30, 2007 and December 31, 2006.

(In thousands)	June 30, 2007	December 31, 2006
Non-Interest-Bearing Demand Deposits	$172,302	$174,483
Interest-Bearing Demand Deposits	327,413	270,914
Savings Deposits	80,568	80,865
Large Denomination Time Deposits (of $100 or more)	284,950	304,920
Other Time Deposits	292,806	272,947
Total Deposits	$1,158,039	$1,104,129

Long-term Debt

As of June 30, 2007, our long-term debt consisted of advances from the FHLB of $41.5 million and $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities. We reduced our FHLB advances by $20.0 million in May of 2007.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
June 30, 2007		December 31, 2006
Loans on non-accrual	$30,896	$15,293
Renegotiated loans	0	915
Total non-performing loans	30,896	16,208
Other real estate owned	4,115	1,250
Total non-performing assets	$35,011	$17,458

Total non-performing loans as a percent of loans	3.01%	1.61%
Total non-performing assets as a percent of loans and other real estate owned	3.40%	1.74%

Loans on non-accrual increased by $15.6 million from year-end 2006 to June 30, 2007. On July 20, 2007, BancTrust concluded that a $13 million loan in its commercial real estate portfolio was impaired and that a charge for impairment was required under accounting principles generally accepted in the United States. The borrower has been unable to proceed with its development plans, and its principals, who are guarantors of the loan, are in a workout mode with their creditors. The borrower is included in this workout effort. Interest payments on the loan remained current until July 2007. Interest on this loan became past due on July 16, 2007, and BancTrust was informed on July 19, 2007 that the borrower would no longer make interest payments. The loan is secured by a piece of undeveloped Gulf-front property. This loan is the primary factor contributing to the significant increase in loans on non-accrual. Management originally intended to sell this loan, but is presently exploring another option which could have a less adverse impact on the Company.

Not included in the non-performing assets table are potential problem loans totaling $9.8 million at June 30, 2007, which compares to $5.3 million at December 31, 2006. This increase is due primarily to one loan secured by undeveloped real estate along the Gulf Coast. The deterioration of this loan is primarily related to circumstances unique to the borrower rather than economic conditions in the market area. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to management's concern that the recent significant slowing of real estate sales activity in those markets may have a negative impact on the value of real estate collateral.  In addition, depressed market conditions may adversely impact the financial condition of certain of our borrowers.

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

The allowance for loan losses represented 0.623 times non-performing loans at June 30, 2007 and 1.01 times non-performing loans at December 31, 2006. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2007 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at June 30, 2007 was 10.06 percent, compared to 10.24 percent at December 31, 2006. This decrease resulted primarily from the increase in total assets. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 11.64 percent at June 30, 2007 compared to 11.61 percent at year-end 2006.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $131.1 million at June 30, 2007 and $127.4 million at December 31, 2006. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $14.1 million at June 30, 2007 and $13.9 million at December 31, 2006. Total capital, which is Tier 1 capital plus Tier 2 capital, was $145.2 million at June 30, 2007, and $141.3 million at December 31, 2006. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 11.69 percent and 12.94 percent, respectively, at June 30, 2007, and 11.51 percent and 12.77 percent, respectively, at December 31, 2006. Both the June 30, 2007 and December 31, 2006 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our Banks and on a consolidated basis.

The components of our risk-based capital calculations for June 30, 2007 are shown below:

June 30, 2007
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$98,144
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	131,144

Tier 2 capital-Allowable portion of the allowance for loan losses	14,092
Total capital (Tiers 1 and 2)	$145,236

Risk-weighted assets	$1,122,254
Quarterly average assets	1,364,058
Risk-based capital ratios:
Tier I capital	11.69%
Total capital (Tiers 1 and 2)	12.94%

During the second quarter of 2007, BancTrust declared a regular quarterly dividend of $0.13 per share, payable July 2, 2007 to shareholders of record as of June 15, 2007.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged securities) totaled $155.5 million at June 30, 2007 and $156.8 million at December 31, 2006. Liquid assets represented 11.2 percent of total assets at June 30, 2007 as compared to 11.6 percent at December 31, 2006. The net change in cash and cash equivalents for the three-month period ended June 30, 2007 was an increase of $6.2 million or 5.3 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Income

The Company recorded net income of $1.3 million, or $0.11 per basic and diluted share, during the second quarter of 2007, compared to net income in the second quarter of 2006 of $3.9 million, or $0.35 per basic and $0.34 per diluted share. This $2.6 million decrease is attributable primarily to the $2.9 million provision to the allowance for loan losses. Net interest revenue decreased by $1.2 million, or 8.7 percent, from the three months ended June 30, 2006 to the three months ended June 30, 2007, due primarily to increased interest expense on deposits and the increase in non-performing assets. Quarterly average interest-earning assets increased from $1.142 billion for the second quarter of 2006 to $1.257 billion in the second quarter of 2007, an increase of $115.4 million or 10.1 percent. Our quarterly net interest margin decreased to 3.96 percent for the second quarter of 2007 from 4.76 percent for the second quarter of 2006. We are slightly asset sensitive but the cost of our interest-bearing liabilities has continued to increase since the Federal Reserve Bank paused its rate increases in August of 2006. In addition, because of competitive pressure, we have had to offer higher rates to attract new deposits and retain current deposits. Also, due to competitive pressure and lower demand in our Florida market, we have offered lower rates on loans. As higher-cost time deposits mature in the second half of 2007, we expect to reprice them at a lower rate, and this should have a positive impact on our net interest margin.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses", above. Net charge-offs in the second quarter of 2007 were $661 thousand compared to $592 thousand in the same period for 2006. The provision for loan losses was $2.9 million in the second quarter of 2007 compared to $691 thousand for the comparable period in 2006. This increase in the provision was due primarily to the $13 million impaired loan discussed under the heading "Asset Quality and Allowance for Loan Losses" above. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.88 percent at June 30, 2007 and 1.63 percent at December 31, 2006.

Non-Interest Revenue and Expense

Non-interest revenue was $3.2 million for the second quarter of 2007, an increase of $454 thousand from the second quarter of 2006. Trust revenue in the second quarter of 2007 of $740 thousand was up from $550 thousand for the same period in 2006. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up slightly due to an increased number of accounts and to increases in the amounts of certain service charges.

Salary and employee benefit expense increased by $277 thousand, or 5.2 percent, from the second quarter of 2006 to the second quarter of 2007, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank during the second quarter of 2006, and the expensing of restricted stock grants.

Net occupancy expense was $870 thousand in the second quarter of 2007, an increase of $167 thousand, or 23.8 percent, from the same period of 2006. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch and a supermarket branch that was located nearby. Furniture and equipment expense increased by $83 thousand.

Other expense was $3.4 million for the quarter ended June 30, 2007, an increase of $745 thousand from the second quarter of 2006. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company increased its spending on advertising and marketing beginning in early 2007 in an attempt to capitalize on growth opportunities that we believe exist in several of our markets due to recent merger activity among our competitors. We expect to continue these marketing efforts for several months. Computer software amortization related to the conversion of the core processing system of our banks, insurance and other fees associated with other real estate owned, and increased legal fees related to loan collection and compliance with new SEC disclosure requirement also contributed to the increase. FDIC insurance increased only slightly for the quarter ended June 30, 2007 as compared to the same period last year. However, under the new FDIC insurance assessment guidelines, and based on current assessment rates, our Banks' current sizes and regulatory ratings, we expect our FDIC insurance expense to increase next year by approximately $150 thousand per quarter beginning in the second quarter of 2008.

Income tax expense was $351 thousand for the second quarter of 2007, compared to $1.9 million for the same period in 2006, reflecting lower taxable income. The effective combined federal and state income tax rates for the second quarter of 2007 and 2006 were 21.8 percent and 33.2 percent, respectively.

Six Months Ended June 30, 2007 and 2006

Net Income

The Company recorded net income of $3.7 million, or $0.33 per basic and diluted share, during the first six months of 2007, compared to net income in the first six months of 2006 of $7.6 million, or $0.68 per basic and per diluted share. The decrease was primarily a result of the significant increase in the provision for loan losses during the first six months of 2007. Net interest revenue decreased by $2.4 million, or 9.0 percent from the six months ended June 30, 2006 to the six months ended June 30, 2007, in part a result of increased cost of deposits due to competitive pressure, decreased loan rates due to competitive pressure and lower demand in our Florida market, and the increase in non-performing assets. Average interest-earning assets increased from $1.145 billion for the first six months of 2006 to $1.254 billion for the first six months of 2007, an increase of $109.4 million or 9.6 percent. Our net interest margin decreased to 3.97 percent for the first six months of 2007 from 4.77 percent for the first six months of 2006.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses", above. Net charge-offs in the first six months of 2007 were $788 thousand compared to $632 thousand in the same period for 2006. The provision for loan losses was $3.7 million in the first six months of 2007 compared to $1.4 million for the comparable period in 2006. This increase in the provision was due primarily to the $13 million impaired loan discussed under the heading "Asset Quality and Allowance for Loan Losses" above.

Non-Interest Revenue and Expense

Non-interest revenue was $6.2 million for the first six months of 2007, an increase of $763 thousand from the same period in 2006. Trust revenue in the first six months of 2007 of $1.5 million was up from $1.1 million for the same period in 2006. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up slightly due to an increased number of accounts and to increases in the amounts of certain service charges.

Salary and employee benefit expense increased by $916 thousand, or 8.8 percent, from the first six months of 2006 to the first six months of 2007, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank during the second quarter of 2006, and the expensing of restricted stock grants.

Net occupancy expense was $1.8 million in the first six months of 2007, an increase of $296 thousand, or 20.3 percent, from the same period of 2006. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch and a supermarket branch that was located nearby. Furniture and equipment expense increased by $166 thousand.

Other expense was $6.5 million for the first six months of 2007, an increase of $880 thousand from the first six months of 2006. Other expense includes items such as legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company increased its spending on advertising and marketing in the first quarter of 2007 in an effort to capitalize on growth opportunities that we believe exist in several of our markets due to recent merger activity among our competitors. Computer software amortization related to the conversion of the core processing system of our banks, insurance and other fees associated with other real estate owned, and increased legal fees related to loan collection and compliance with new SEC disclosure requirements contributed to the increase. FDIC insurance increased only slightly for the six months ended June 30, 2007 as compared to the same period last year. However, under the new FDIC insurance assessment guidelines, and based on current assessment rates, our Banks' current sizes and regulatory ratings, we expect our FDIC insurance expense to increase next year by approximately $150 thousand per quarter beginning in the second quarter of 2008.

Income tax expense was $1.4 million for the first six months of 2007, compared to $3.8 million for the same period in 2006, reflecting lower taxable income. The effective combined federal and state income tax rates for the first six months of 2007 and 2006 were 27.7 percent and 33.0 percent, respectively.

Contractual Obligations

In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2006 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2007 was $16.1 million, and that sum represents the Company's maximum credit risk. At June 30, 2007, the Company had $161 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2006 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2007. Through June 30, 2007, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by BancTrust during the quarter ended June 30, 2007 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/07-04/30/07	1,051	$20.34	0	229,951
05/01/07-05/31/07	300	$19.97	0	229,951
06/01/07-06/30/07	728	$21.21	0	229,951
Total	2,079	$20.59	0	229,951

__________________

  2,079 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
  Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 17, 2007, the Election of Directors and an amendment to the Company's 2001 Incentive Compensation Plan to increase the number of shares of Common Stock reserved for issuance pursuant to that plan from 250,000 to 500,000 shares. A total of 8,682,364 shares of Common Stock, or 77.00 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Withheld	Abstaining	Broker Non-Votes
Tracy T. Conerly	8,648,661	33,703	0	0
Stephen G. Crawford	8,638,155	44,209	0	0
David C. DeLaney	8,641,155	41,209	0	0
Robert M. Dixon, Jr.	8,648,661	33,703	0	0
James A. Faulkner	8,646,526	35,838	0	0
Broox G. Garrett, Jr.	8,638,155	44,209	0	0
W. Dwight Harrigan	8,647,761	34,603	0	0
James P. Hayes, Jr.	8,647,426	34,938	0	0
Clifton C. Inge, Jr.	8,648,661	33,703	0	0
W. Bibb Lamar, Jr.	8,647,426	34,938	0	0
John H. Lewis, Jr.	8,648,661	33,703	0	0
Harris V. Morrissette	8,641,155	41,209	0	0
J. Stephen Nelson	8,646,526	35,838	0	0
Paul D. Owens, Jr.	8,645,661	36,703	0	0
Dennis A. Wallace	8,648,661	33,703	0	0

The amendment to the Company's 2001 Incentive Compensation Plan to increase the number of shares of Common Stock reserved for issuance pursuant to that plan from 250,000 to 500,000 shares was approved as follows:

Votes in Favor	Votes Against	Abstaining	Broker Non-Votes
6,236,144	331,593	310,856	1,803,772

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 9, 2007	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 9, 2007	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002