Form 10-Q
period 2007-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2007-11-09
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

Shares of common stock ($0.01 par) outstanding at November 6, 2007: 17,592,471

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	September 30, 2007	December 31, 2006
ASSETS
Cash and Due from Banks	$42,111	$55,228
Federal Funds Sold	27,100	62,500
Total Cash and Cash Equivalents	69,211	117,728
Interest-Bearing Deposits in Other Financial Institutions	18,790	8,918
Securities Available for Sale, at Fair Value	114,205	118,498
Loans Held for Sale	2,314	4,811

Loans	1,018,970	999,924
Allowance for Loan Losses	(19,570)	(16,328)
Loans, Net	999,400	983,596

Premises and Equipment, Net	49,638	47,324
Accrued Income Receivable	7,674	7,819
Goodwill	41,793	41,952
Other Intangible Assets	2,434	2,995
Cash Surrender Value of Life Insurance	5,325	5,123
Other Assets	20,515	14,642
Total Assets	$1,331,299	$1,353,406

LIABILITIES
Non-Interest-Bearing Demand Deposits	$164,425	$174,483
Interest-Bearing Demand Deposits	309,047	270,914
Savings Deposits	79,836	80,865
Large Denomination Time Deposits (of $100 or more)	268,170	304,920
Other Time Deposits	276,793	272,947
Total Deposits	1,098,271	1,104,129
Short-Term Borrowings	3,525	4,120
Federal Home Loan Bank Advances and Long-Term Debt	75,521	95,521
Other Liabilities	12,262	11,113
Total Liabilities	1,189,579	1,214,883

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	-	-
Common Stock - Par Value $0.01Per Share, 20,000 Shares Authorized, Shares Issued: 2007-11,456; 2006-11,422	115	114
Additional Paid in Capital	81,400	80,425
Accumulated Other Comprehensive Loss, Net	(1,774)	(2,241)
Deferred Compensation Payable in Common Stock	1,397	1,157
Retained Earnings	64,387	62,633
Less: Treasury Stock of 256 Shares in 2007 and 2006, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 72 Shares in 2007 and 61 Shares in 2006	(1,397)	(1,157)
Total Shareholders' Equity	141,720	138,523
Total Liabilities and Shareholders' Equity	$1,331,299	$1,353,406

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2007	2006
	Interest Revenue:
	Loans	$20,774	$21,204
Securities Available for Sale:	Taxable	978	865
	Non-Taxable	423	449
	Other	667	225
	Total Interest Revenue	22,842	22,743

	Interest Expense:
	Deposits	9,597	8,067
	Short-Term Borrowings	19	138
	FHLB Advances and Long-Term Debt	1,195	1,404
	Total Interest Expense	10,811	9,609

	Net Interest Revenue	12,031	13,134
	Provision for Loan Losses	1,167	1,199
	Net Interest Revenue after Provision for Loan Losses	10,864	11,935

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,501	1,251
	Trust Income	611	480
	Other Income	1,122	1,557
	Total Non-Interest Revenue	3,234	3,288

	Non-Interest Expense:
	Salaries	3,855	3,795
	Pensions and Employee Benefits	1,625	1,826
	Net Occupancy Expense	948	793
	Furniture and Equipment Expense	932	711
	Intangible Amortization	187	187
	Other Expense	3,265	2,748
	Total Non-Interest Expense	10,812	10,060

	Income Before Income Taxes	3,286	5,163
	Income Tax Expense	927	1,742
	Net Income	$ 2,359	$ 3,421
	Basic Earnings Per Share	$ 0.21	$ 0.31
	Diluted Earnings Per Share	$ 0.21	$ 0.30
	Weighted-Average Shares Outstanding - Basic	11,200	11,156
	Weighted-Average Shares Outstanding - Diluted	11,370	11,338

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2007	2006
	Interest Revenue:
	Loans	$62,605	$60,179
Securities Available for Sale:	Taxable	2,781	2,898
	Non-Taxable	1,319	1,366
	Other	3,807	811
	Total Interest Revenue	70,512	65,254

	Interest Expense:
	Deposits	30,172	21,040
	Short-Term Borrowings	64	339
	FHLB Advances and Long-Term Debt	3,965	4,052
	Total Interest Expense	34,201	25,431

	Net Interest Revenue	36,311	39,823
	Provision for Loan Losses	4,886	2,582
	Net Interest Revenue after Provision for Loan Losses	31,425	37,241

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	4,176	3,459
	Trust Income	2,084	1,574
	Securities Losses	-	(44)
	Other Income	3,148	3,710
	Total Non-Interest Revenue	9,408	8,699

	Non-Interest Expense:
	Salaries	11,541	10,786
	Pensions and Employee Benefits	5,276	5,256
	Net Occupancy Expense	2,701	2,250
	Furniture and Equipment Expense	2,543	2,156
	Intangible Amortization	561	561
	Other Expense	9,800	8,403
	Total Non-Interest Expense	32,422	29,412

	Income Before Income Taxes	8,411	16,528
	Income Tax Expense	2,345	5,487
	Net Income	$ 6,066	$11,041
	Basic Earnings Per Share	$ 0.54	$ 0.99
	Diluted Earnings Per Share	$ 0.53	$ 0.98
	Weighted-Average Shares Outstanding - Basic	11,190	11,148
	Weighted-Average Shares Outstanding - Diluted	11,381	11,297

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2007 and 2006

(Dollars and shares in thousands, except per share amounts)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						6,066			6,066
Recognized net periodic pension benefit cost				78					78
Change in fair value of securities available for sale, net of taxes				389					389
Total comprehensive income									6,533
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91			91
Dividends declared ($.39 per share)						(4,403)			(4,403)
Purchase of deferred compensation shares					261			(261)	-
Deferred compensation paid in common stock held in grantor trust					(21)			21	-
Shares issued under dividend reinvestment plan	10		220						220
Stock compensation amortization			491						491
Common stock options exercised	24	1	264	____	_____	_______	________	_______	265
Balance, September 30, 2007	11,456	$115	$81,400	$(1,774)	$1,397	$64,387	$(2,408)	$(1,397)	$141,720

Balance, January 1, 2006, as Adjusted	11,369	$114	$79,504	$(1,335)	$672	$55,230	$(2,408)	$(996)	$130,781
Comprehensive income:
Net income						11,041			11,041
Change in fair value of securities available for sale, net of taxes				41					41
Total comprehensive income									11,082
Dividends declared ($.39 per share)						(4,381)			(4,381)
Purchase of deferred compensation shares					200			(200)	-
Deferred compensation paid in common stock held in grantor trust					(87)			87
Effect of adoption of SFAS No. 123R			(324)		324				-
Shares issued under dividend reinvestment plan	11		217						217
Stock compensation amortization			378						378
Common stock options exercised	32		335	_______	____	_______	________	_______	335
Balance, September 30, 2006	11,412	$114	$80,110	$(1,294)	$1,109	$61,890	$(2,408)	$(1,109)	$138,412

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,066	$11,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,538	2,140
Amortization and accretion of securities, net	112	413
Amortization of intangible assets	561	561
Provision for loan losses	4,886	2,582
Securities losses	-	44
Gain on sale of other assets	-	(312)
Stock compensation amortization	491	378
Increase in cash surrender value of life insurance	(202)	(162)
Changes in operating assets and liabilities:
Loans originated for sale	(112,621)	(115,545)
Loans sold	115,118	116,449
Decrease (Increase) in accrued income receivable	145	(899)
Increase in other assets	(2,664)	(5,837)
Increase (decrease) in other liabilities	1,525	(5,447)
Net cash provided by operating activities	15,955	5,406
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(9,872)	88
Net increase in loans	(24,617)	(6,041)
Proceeds from sales of other real estate owned	420	443
Purchases of premises and equipment, net	(4,852)	(9,230)
Proceeds from sales of securities available for sale	-	527
Proceeds from maturities of securities available for sale	13,051	10,718
Purchases of securities available for sale	(8,231)	(2,084)
Net cash used in investing activities	(34,101)	(5,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,858)	21,137
Net decrease in short-term borrowings	(595)	(4,798)
Proceeds from FHLB advances and long-term debt	-	35,000
Payments of FHLB advances and long-term debt	(20,000)	(47,500)
Proceeds from exercise of common stock options	265	335
Dividends paid	(4,183)	(4,164)
Net cash (used in) provided by financing activities	(30,371)	10
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,517)	(163)
Cash and cash equivalents at beginning of period	117,728	86,010
Cash and cash equivalents at end of period	$69,211	$85,847
Supplemental disclosures of cash flow information:
Interest paid	$33,455	$24,089
Income taxes paid	5,905	14,895
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	220	217
Loans transferred to other real estate owned	3,927	1,337
Fair value of restricted stock issued to employees of BancTrust	108	1,393

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

Note B: Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted effective January 1, 2007 and did not have a material impact on the Company's consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not completed its evaluation of the impact of the implementation of SFAS No. 157.

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

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and whether the determination should be on an individual or group policy basis.  EITF Issue 06-5 was effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS No.159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective in the first quarter of 2008. The Company has not completed its evaluation of the impact of the implementation of SFAS No. 159.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB No. 109). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB No. 109.

Note C: Retirement Plans
	Three Months Ended
	September 30, 2007	September 30, 2006
(in thousands)
Service cost	$ 143	$ 148
Interest cost	176	149
Expected return on plan assets	(208)	(156)
Amortization of prior service cost	2	2
Amortization of net loss	40	39
Net periodic pension cost	$ 153	$ 182
	Nine Months Ended
	September 30, 2007	September 30, 2006
(in thousands)
Service cost	$ 429	$ 444
Interest cost	528	447
Expected return on plan assets	(624)	(468)
Amortization of prior service cost	6	6
Amortization of net loss	120	117
Net periodic pension cost	$ 459	$ 546

BancTrust previously disclosed in its annual report on Form 10-K for the year ended December 31, 2006 that it expected to contribute $1.8 million to its pension plan in 2007. BancTrust presently anticipates that it will contribute $1.2 million to its pension plan in 2007, all of which was contributed in the first nine months of 2007.

Note D: Change in Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three-month periods ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended
	September 30, 2007	September 30, 2006
(in thousands)
Balance at beginning of period	$19,259	$14,764
Provision charged to operating expense	1,167	1,199
Loans charged-off	(912)	(1,501)
Recoveries	56	68
Balance at end of period	$19,570	$ 14,530

The changes in the allowance for losses on loans for the nine-month periods ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
(in thousands)
Balance at beginning of period	$16,328	$14,013
Provision charged to operating expense	4,886	2,582
Loans charged-off	(2,382)	(2,313)
Recoveries	738	248
Balance at end of period	$19,570	$ 14,530

 Note E: Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three- and nine-month periods ended September 30, 2007 and 2006:

Three Months Ended September 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,359	11,200	$0.21
Dilutive securities:
Stock option plan shares	-	170	-
Diluted earnings per share (1):
Net income	$2,359	11,370	$0.21

Three Months Ended September 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$3,421	11,156	$0.31
Dilutive securities:
Stock option plan shares	-	182	-
Diluted earnings per share (1):
Net income	$3,421	11,338	$0.30

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 6 thousand shares for the quarter ended September 30, 2007, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Nine Months Ended September 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$6,066	11,190	$0.54
Dilutive securities:
Stock option plan shares	-	191	-
Diluted earnings per share (1):
Net income	$6,066	11,381	$0.53

Nine Months Ended September 30, 2006	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$11,041	11,148	$0.99
Dilutive securities:
Stock option plan shares	-	149	-
Diluted earnings per share (1):
Net income	$11,041	11,297	$0.98

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 4 thousand shares for both of the nine month periods ended September 30, 2007 and 2006, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note F: Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the nine-month period ended September 30, 2007, the net unrealized loss on these securities decreased by $622 thousand. For the nine-month period ended September 30, 2006, the net unrealized loss on these securities decreased by $66 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized $126 thousand as pension net periodic benefits cost. Accordingly, for the nine-month periods ended September 30, 2007 and 2006, the Company recognized, net of related income taxes, an increase of $467 thousand and a increase of $41 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended September 30, 2007 and 2006:

(in thousands)	September 30,	September 30,
	2007	2006

Net Income	$2,359	$3,421
Recognized pension net periodic benefit cost, net of taxes of ($16) and $0, respectively	26	0
Net change in fair value of securities available for sale, net of taxes of $(503) and ($785), respectively	839	1,323
Comprehensive income	$3,224	$4,744

The following table shows comprehensive income for the nine-month periods ended September 30, 2007 and 2006:

(in thousands)	September 30,	September 30,
	2007	2006

Net Income	$6,066	$11,041
Recognized pension net periodic benefit cost, net of taxes of ($48) and $0, respectively	78	0
Net change in fair value of securities available for sale, net of taxes of $233 and $8, respectively	389	13
Less reclassification adjustments for realized losses included in net income, net of taxes of $0 and $16, respectively	0	(28)
Comprehensive income	$6,533	$11,082

 Note G: Segment Reporting

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are comprised of the Company's significant subsidiaries. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms-length cost basis. In May 2007 we merged BankTrust of Alabama, our Eufaula, Alabama subsidiary, into BankTrust, headquartered in Mobile, Alabama. All prior segment information has been restated to reflect this merger. All intercompany transactions have been eliminated to determine the consolidated balances. The column "Other" includes BancTrust and BancTrust Company.

The results for the reportable segments of the Company are presented in the following tables:

Three Months Ended September 30, 2007
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 16,693	$6,320	$ 36	$ (207)	$ 22,842
Total interest expense	7,243	3,104	671	(207)	10,811
Net interest revenue	9,450	3,216	(635)	0	12,031
Provision for loan losses	789	378	0	0	1,167
Net interest revenue after provision for loan losses	8,661	2,838	(635)	0	10,864
Total non-interest revenue	2,103	517	614	0	3,234
Total non-interest expense	6,747	2,551	1,514	0	10,812
Income before income taxes	4,017	804	(1,535)	0	3,286
Income tax expense	1,299	271	(643)	0	927
Net income	$ 2,718	$ 533	$ (892)	$ 0	$ 2,359

Other significant items:
Total assets	$996,670	$ 354,142	$182,170	$(201,683)	$1,331,299
Securities available for sale	102,342	10,825	1,038	0	114,205
Loans, net of unearned income and loans held for sale	743,251	278,033	0	0	1,021,284
Investment in subsidiaries	924	0	174,395	(175,319)	0
Total interest revenue from external customers	16,571	6,235	36	0	22,842
Total interest revenue from affiliates	122	85	0	(207)	0
Depreciation of premises and equipment	625	315	11	0	951
Amortization of intangible assets	76	111	0	0	187
Amortization and accretion of securities	4	16	0	0	20

Three Months Ended September 30, 2006
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 16,260	$ 6,848	$ 26	$ (391)	$ 22,743
Total interest expense	6,413	3,057	530	(391)	9,609
Net interest revenue	9,847	3,791	(504)	0	13,134
Provision for loan losses	1,049	150	0	0	1,199
Net interest revenue after provision for loan losses	8,798	3,641	(504)	0	11,935
Total non-interest revenue	2,184	622	543	(61)	3,288
Total non-interest expense	6,148	2,441	1,532	(61)	10,060
Income before income taxes	4,834	1,822	(1,493)	0	5,163
Income tax expense	1,657	636	(551)	0	1,742
Net income	$ 3,177	$ 1,186	$ (942)	$ 0	$ 3,421

Other significant items:
Total assets	$966,536	$ 358,176	$167,444	$(180,481)	$1,311,675
Securities available for sale	113,042	8,774	995	0	122,811
Loans, net of unearned income and loans held for sale	697,932	299,829	0	0	997,761
Investment in subsidiaries	696	0	163,945	(164,641)	0
Total interest revenue from external customers	15,869	6,848	26	0	22,743
Total interest revenue from affiliates	391	0	0	(391)	0
Depreciation of premises and equipment	487	231	12	0	730
Amortization of intangible assets	77	110	0	0	187
Amortization and accretion of securities	116	123	0	0	239

Nine Months Ended September 30, 2007
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 51,395	$19,926	$ 96	$ (905)	$ 70,512
Total interest expense	22,833	10,288	1,985	(905)	34,201
Net interest revenue	28,562	9,638	(1,889)	0	36,311
Provision for loan losses	3,292	1,594	0	0	4,886
Net interest revenue after provision for loan losses	25,270	8,044	(1,889)	0	31,425
Total non-interest revenue	5,916	1,401	2,091	0	9,408
Total non-interest expense	20,153	7,363	4,906	0	32,422
Income before income taxes	11,033	2,082	(4,704)	0	8,411
Income tax expense	3,514	703	(1,872)	0	2,345
Net income	$ 7,519	$ 1,379	$ (2,832)	$ 0	$ 6,066

Other significant items:
Total assets	$996,670	$ 354,142	$182,170	$(201,683)	$1,331,299
Securities available for sale	102,342	10,825	1,038	0	114,205
Loans, net of unearned income and loans held for sale	743,251	278,033	0	0	1,021,284
Investment in subsidiaries	924	0	174,395	(175,319)	0
Total interest revenue from external customers	51,270	19,146	96	0	70,512
Total interest revenue from affiliates	125	780	0	(905)	0
Depreciation of premises and equipment	1,663	840	35	0	2,538
Amortization of intangible assets	231	330	0	0	561
Amortization and accretion of securities	58	54	0	0	112

Nine Months Ended September 30, 2006
(in thousands)	Alabama	Florida
	Bank	Bank	Other	Eliminations	Consolidated
Total interest revenue	$ 46,126	$ 20,355	$ 63	$ (1,290)	$ 65,254
Total interest expense	16,977	8,216	1,528	(1,290)	25,431
Net interest revenue	29,149	12,139	(1,465)	0	39,823
Provision for loan losses	2,132	450	0	0	2,582
Net interest revenue after provision for loan losses	27,017	11,689	(1,465)	0	37,241
Total non-interest revenue	5,490	1,623	1,647	(61)	8,699
Total non-interest expense	17,799	7,028	4,646	(61)	29,412
Income before income taxes	14,708	6,284	(4,464)	0	16,528
Income tax expense	4,976	2,160	(1,649)	0	5,487
Net income	$ 9,732	$ 4,124	$ (2,815)	$ 0	$ 11,041

Other significant items:
Total assets	$966,536	$ 358,176	$167,444	$(180,481)	$1,311,675
Securities available for sale	113,042	8,774	995	0	122,811
Loans, net of unearned income and loans held for sale	697,932	299,829	0	0	997,761
Investment in subsidiaries	696	0	163,945	(164,641)	0
Total interest revenue from external customers	44,836	20,355	63	0	65,254
Total interest revenue from affiliates	1,290	0	0	(1,290)	0
Depreciation of premises and equipment	1,423	674	43	0	2,140
Amortization of intangible assets	231	330	0	0	561
Amortization and accretion of securities	235	178	0	0	413

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2007 was $16.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2007, the Company had $162 thousand of liabilities associated with standby letter of credit agreements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company ("BancTrust"), and its wholly owned subsidiaries, BankTrust (the "Alabama Bank"), BankTrust (Florida) (the "Florida Bank") and BancTrust Company, Inc. (the "Trust Company"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term "Banks" refers collectively to BancTrust's banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2006 and September 30, 2007 and significant changes in operations for the three-month periods ended September 30, 2007 and 2006 as well as significant changes in operations for the nine-month periods ended September 30, 2007 and 2006.

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

Acquisition

On October 15, 2007, BancTrust completed the merger of The Peoples BancTrust Company, Inc. ("Peoples") with and into BancTrust and its acquisition of Peoples' banking subsidiary, The Peoples Bank and Trust Company. At June 30, 2007, Peoples had assets of $934 million, loans of 665.8 million, deposits of $793.4 million and 23 branch offices. As a result of this merger, BancTrust is the fifth largest bank holding company headquartered in Alabama with approximately $2.3 billion in assets and 54 locations in Alabama and Florida. BancTrust plans to merge The Peoples Bank and Trust Company into the Alabama Bank in the fourth quarter of 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was adopted effective January 1, 2007 and did not have a material impact on the Company's consolidated financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not completed its evaluation of the impact of the implementation of SFAS No. 157.

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

On September 20, 2006, the FASB ratified EITF Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin ("FTB") No. 85-4, Accounting for Purchases of Life Insurance."  This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and whether the determination should be on an individual or group policy basis.  EITF Issue 06-5 was effective for fiscal years beginning after December 15, 2006.  The adoption of EITF Issue 06-5 did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115." SFAS No.159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability. SFAS No. 159 is effective in the first quarter of 2008. The Company has not completed its evaluation of the impact of the implementation of SFAS No. 159.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB No. 109). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB No. 109.

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

Management has developed and documented a systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows discounted at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Financial Condition at September 30, 2007 and December 31, 2006

Overview

Total assets at September 30, 2007 were $1.331 billion, a decrease of $22.1 million, or 1.6 percent, from $1.353 billion at December 31, 2006. During the first nine months of 2007, we reduced our FHLB borrowings by $20.0 million. Loan growth has been centered in our Mobile, Alabama market area as loan demand in our Florida market weakened in part due to a slow down in the real estate market. In late 2006 and continuing through the first quarter of 2007, we focused in our Florida market on attracting deposits. With the reduction in loans at the Florida Bank, we began in the second quarter of 2007 and continued in the third quarter of 2007 to seek to lower the cost of funds in this market by offering lower rates on deposits. This has led to a reduction in deposits of $5.9 million since December 31, 2006, with the Florida Bank accounting for a decrease of $24.8 million. Deposits at the Alabama Bank have increased by $18.9 million since December 31, 2006. Contributing to the decrease in deposits was a planned reduction in brokered time deposits of $22.9 million since December 31, 2006. Federal Funds Sold decreased by $35.4 million from $62.5 million at December 31, 2006 to $27.1 million at September 30, 2007. Our net interest margin for the first nine months of 2007 was 3.99 percent compared to 4.71 percent for the same period last year. The higher rates we offered in late 2006 through the first quarter of 2007 to attract deposits, the increase in non-performing loans, and rate competition on the commercial loan side of the Company have contributed significantly to this decrease in our net interest margin.

Our asset and deposit growth in our Alabama market, as well as our trust revenue and total non-interest revenue, continue to be positively impacted by the acquisition of new accounts following the customer disruptions resulting from recent mergers by our competitors. While we have benefited, and expect to continue to benefit from these disruptions, we have also seen numerous community banks enter, or increase their investment in, our markets in an attempt to capitalize on these disruptions. These banks have aggressively priced deposits.

New branches in Fairhope, Alabama and the Tillman's Corner area of rapidly growing west Mobile are scheduled to open in the Fall of 2007.

Loans

Total loans and loans held for sale, net of unearned loan income and deferred loan fees, increased from $1.005 billion at December 31, 2006 to $1.021 billion at September 30, 2007, an increase of $16.5 million, or 1.6 percent. The increase in loans is attributable to the Alabama Bank, as the Florida Bank experienced a decrease in loans from December 31, 2006 to September 30, 2007.

The following table shows the breakdown of loans at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
(In thousands)
Commercial, Financial and Agricultural	$222,562	$196,136
Real Estate - Construction	355,155	341,992
Real Estate - Mortgage	386,892	411,873
Installment	56,133	54,857
Total Loans and Loans Held for Sale	1,020,742	1,004,858
Less: Unearned Loan Income and Net Deferred Loan Fees	542	(123)
Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$1,021,284	$1,004,735

Investment Securities

The composition of the investment portfolio by carrying amount is 0.36 percent U.S. Treasuries, 42.04 percent U.S. securities of government sponsored enterprises, 34.37 percent securities of state and political subdivisions, 22.35 percent mortgage-backed securities and 0.88 percent other securities at September 30, 2007. The tax-equivalent yield of the portfolio at September 30, 2007 and December 31, 2006, was 5.18 percent and 5.10 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at September 30, 2007 and December 31, 2006, was 4 years and 9 months and 5 years and 5 months, respectively. We hold no trading securities or securities that are classified as held-to-maturity.

Deposits

Total deposits decreased from $1.104 billion at December 31, 2006 to $1.098 billion at September 30, 2007, a decrease of $5.9 million, or 0.5 percent. We have reduced our reliance on brokered deposits by allowing $22.9 million to mature without replacement earlier this year. Non-interest-bearing demand deposits decreased $10.1 million, or 5.8 percent. Interest-bearing demand deposits increased $38.1 million, or 14.1 percent during the same period, primarily due to the demand for our new commercial sweep product. Other time deposits, consisting of certificates of deposit, increased $3.8 million, or 1.4 percent, while large denomination time deposits decreased $36.8 million, or 12.1 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $30.9 million, or 3.9 percent. Until late 2005, core deposit growth had been the strongest in coastal Alabama, Florida and Montgomery. After an initial inflow of deposits in the fourth quarter of 2005, possibly related to Hurricane Katrina, deposits were relatively flat. However, we have recently experienced deposit growth in the Mobile area. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services we offer. While we recognize that in order to fund loan growth, it may be necessary in the future to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, our current strategy is to reduce the level of our brokered deposits and FHLB borrowings in 2007 and into 2008. At September 30, 2007, we had $509 thousand in brokered time deposits compared to $23.4 million at December 31, 2006 and FHLB advances of $41.5 million compared to $61.5 million at December 31, 2006.

The following table shows the breakdown of deposits at September 30, 2007 and December 31, 2006.

(In thousands)	September 30, 2007	December 31, 2006
Non-Interest-Bearing Demand Deposits	$164,425	$174,483
Interest-Bearing Demand Deposits	309,047	270,914
Savings Deposits	79,836	80,865
Large Denomination Time Deposits (of $100 or more)	268,170	304,920
Other Time Deposits	276,793	272,947
Total Deposits	$1,098,271	$1,104,129

Long-term Debt

As of September 30, 2007, our long-term debt consisted of advances from the FHLB of $41.5 million and $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities. We reduced our FHLB advances by $20.0 million in May of 2007.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
September 30, 2007		December 31, 2006
Loans on non-accrual	$30,142	$15,293
Renegotiated loans	0	915
Total non-performing loans	30,142	16,208
Other real estate owned	4,796	1,250
Total non-performing assets	$34,938	$17,458

Total non-performing loans as a percent of loans	2.95%	1.61%
Total non-performing assets as a percent of loans and other real estate owned	3.40%	1.74%

Loans on non-accrual increased by $14.8 million from year-end 2006 to September 30, 2007. A $13 million impaired loan accounts for most of this increase. The loan is secured by a piece of undeveloped Gulf-front property located in Baldwin County, Alabama. Management originally intended to sell this loan, but is presently exploring another option which could have a less adverse impact on the Company.

Not included in the non-performing assets table are potential problem loans totaling $10.7 million at September 30, 2007, which compares to $5.3 million at December 31, 2006. This increase is due primarily to one loan secured by undeveloped real estate along the Gulf Coast. The deterioration of this loan is primarily related to circumstances unique to the borrower rather than economic conditions in the market area. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest.

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

The allowance for loan losses represented 0.649 times non-performing loans at September 30, 2007 and 1.01 times non-performing loans at December 31, 2006. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.92 percent at September 30, 2007 and 1.63 percent at December 31, 2006. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2007 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at September 30, 2007 was 10.65 percent, compared to 10.24 percent at December 31, 2006. This increase resulted primarily from the increase in total equity. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.25 percent at September 30, 2007 compared to 11.61 percent at year-end 2006.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $132.5 million at September 30, 2007 and $127.4 million at December 31, 2006. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $14.1 million at September 30, 2007 and $13.9 million at December 31, 2006. Total capital, which is Tier 1 capital plus Tier 2 capital, was $146.5 million at September 30, 2007, and $141.3 million at December 31, 2006. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 11.85 percent and 13.10 percent, respectively, at September 30, 2007, and 11.51 percent and 12.77 percent, respectively, at December 31, 2006. Both the September 30, 2007 and December 31, 2006 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our Banks and on a consolidated basis.

The components of our risk-based capital calculations for September 30, 2007 are shown below:

September 30, 2007
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$99,458
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	132,458

Tier 2 capital-Allowable portion of the allowance for loan losses	14,055
Total capital (Tiers 1 and 2)	$146,513

Risk-weighted assets	$1,118,101
Quarterly average assets	1,298,270
Risk-based capital ratios:
Tier I capital	11.85%
Total capital (Tiers 1 and 2)	13.10%

During the third quarter of 2007, BancTrust declared a regular quarterly dividend of $0.13 per share, payable October 1, 2007 to shareholders of record as of September 14, 2007.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $98.8 million at September 30, 2007 and $156.8 million at December 31, 2006. Liquid assets represented 7.42 percent of total assets at September 30, 2007 as compared to 11.6 percent at December 31, 2006. The net change in cash and cash equivalents for the nine-month period ended September 30, 2007 was a decrease of $48.5 million or 41.2 percent. This decrease in cash and cash equivalents was used primarily to fund the growth in loans and to pay off FHLB borrowings and brokered time deposits. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Income

The Company recorded net income of $2.4 million, or $0.21 per basic and diluted share, during the third quarter of 2007, compared to net income in the third quarter of 2006 of $3.4 million, or $0.31 per basic, and $0.30 per diluted, share. This $1.1 million decrease is attributable primarily to the decrease in net interest revenue and to the increase in non-interest expense. Net interest revenue decreased by $1.1 million, or 8.4 percent, from the three months ended September 30, 2006 to the three months ended September 30, 2007, due primarily to increased interest expense on deposits and the increase in non-performing assets. Quarterly average interest-earning assets increased from $1.153 billion for the third quarter of 2006 to $1.199 billion in the third quarter of 2007, an increase of $46.5 million or 4.0 percent. Our quarterly net interest margin decreased to 4.03 percent for the third quarter of 2007 from 4.59 percent for the third quarter of 2006. We are slightly asset sensitive, but the cost of our interest-bearing liabilities continued to increase into 2007 after the Federal Reserve Bank stop raising rates in August of 2006. In addition, because of competitive pressure, we have offered higher rates to attract new deposits and retain current deposits. Also, due to competitive pressure and lower demand in our Florida market, we have offered lower rates on loans. As higher-cost time deposits have matured in the second half of 2007, we have been able to reprice them at a lower rate, and this has had a positive impact on our net interest margin for the third quarter of 2007 compared to the second quarter of 2007.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses," above. Net charge-offs in the third quarter of 2007 were $856 thousand compared to $1.4 million in the same period for 2006. The provision for loan losses was $1.2 million in the third quarter of 2007, relatively unchanged from the comparable period in 2006. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.92 percent at September 30, 2007 and 1.63 percent at December 31, 2006. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, as a result of the increase in non-performing loans.

Non-Interest Revenue and Expense

Non-interest revenue was $3.2 million for the third quarter of 2007, a decrease of $54 thousand from the third quarter of 2006. Non-interest revenue in the third quarter of 2006 included a gain on sale of other assets of $312 thousand. Trust revenue in the third quarter of 2007 of $611 thousand was up from $480 thousand for the same period in 2006. Most of the increase in trust revenue is attributable to normal fluctuation in the Trust Company's revenue stream and to new accounts. Service charges on deposit accounts were up due to an increased number of accounts and to increases in the amounts of certain service charges.

Salary and employee benefit expense decreased $141 thousand, or 2.5 percent, from the third quarter of 2006 to the third quarter of 2007.

Net occupancy expense was $948 thousand in the third quarter of 2007, an increase of $155 thousand, or 19.5 percent, from the same period of 2006. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch and a supermarket branch that was located nearby. Furniture and equipment expense increased by $221 thousand, primarily the result of a computer conversion to a new core processing system and the opening of new locations.

Other expense was $3.3 million for the quarter ended September 30, 2007, an increase of $517 thousand from the third quarter of 2006. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company increased its spending on advertising and marketing beginning in early 2007 in an attempt to capitalize on growth opportunities that we believe exist in several of our markets due to recent merger activity among our competitors. Computer software amortization related to the conversion of the core processing system of our banks, insurance and other fees associated with other real estate owned, and increased legal fees related to loan collection and compliance with new SEC disclosure requirements also contributed to the increase. FDIC insurance increased only slightly for the quarter ended September 30, 2007 as compared to the same period last year. However, under the new FDIC insurance assessment guidelines, and based on current assessment rates, our Banks' current sizes and regulatory ratings, we expect our FDIC insurance expense to increase next year by approximately $150 thousand per quarter beginning in the third quarter of 2008.

Income tax expense was $927 thousand for the third quarter of 2007, compared to $1.7 million for the same period in 2006, reflecting lower taxable income. The effective combined federal and state income tax rates for the third quarter of 2007 and 2006 were 28.2 percent and 33.7 percent, respectively. The decrease in the effective combined federal and state income tax rate is a result of the decrease in income before income taxes while tax exempt income remained relatively unchanged.

Nine Months Ended September 30, 2007 and 2006

Net Income

The Company recorded net income of $6.1 million, or $0.54 per basic shares, and $0.53 per diluted share, during the first nine months of 2007, compared to net income in the first nine months of 2006 of $11.0 million, or $0.99 per basic share and $0.98 per diluted share. The decrease was primarily a result of the significant increase in the provision for loan losses during the first nine months of 2007, the decrease in the net interest margin and the increase in non-interest expense. Net interest revenue decreased by $3.5 million, or 8.8 percent from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, in part a result of increased cost of deposits due to competitive pressure, decreased loan rates due to competitive pressure and lower demand in our Florida market, and an increase in non-performing assets. Average interest-earning assets increased from $1.147 billion for the first nine months of 2006 to $1.236 billion for the first nine months of 2007, an increase of $88.2 million or 7.7 percent. Our net interest margin decreased to 3.99 percent for the first nine months of 2007 from 4.71 percent for the first nine months of 2006.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses", above. Net charge-offs in the first nine months of 2007 were $1.6 million compared to $2.1 million in the same period of 2006. The provision for loan losses was $4.9 million in the first nine months of 2007 compared to $2.6 million for the comparable period in 2006. This increase in the provision was due primarily to the $13 million impaired loan discussed under the heading "Asset Quality and Allowance for Loan Losses" above.

Non-Interest Revenue and Expense

Non-interest revenue was $9.4 million for the first nine months of 2007, an increase of $709 thousand from the same period in 2006. Trust revenue in the first nine months of 2007 of $2.1 million was up from $1.6 million for the same period in 2006. Most of the increase in trust revenue is attributable to new accounts. Service charges on deposit accounts were up due to an increased number of accounts and to increases in the amounts of certain service charges.

Salary and employee benefit expense increased by $775 thousand, or 4.8 percent, from the first nine months of 2006 to the first nine months of 2007, primarily as a result of normal merit raises, significant additions to staff in the commercial area of the Mobile Bank during the second quarter of 2006, and the expensing of restricted stock grants.

Net occupancy expense was $2.7 million in the first nine months of 2007, an increase of $451 thousand, or 20.0 percent, from the same period of 2006. The Company opened an operations center and two new branches in the third quarter of 2006. One of these new branches replaces a smaller older branch and a supermarket branch that was located nearby. Furniture and equipment expense increased by $387 thousand, primarily the result of a computer conversion to a new core processing system and the opening of new locations.

Other expense was $9.8 million for the first nine months of 2007, an increase of $1.4 million from the first nine months of 2006. Other expense includes items such as legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The Company increased its spending on advertising and marketing in the first quarter of 2007 in an effort to capitalize on growth opportunities that we believe exist in several of our markets due to recent merger activity among our competitors. Computer software amortization related to the conversion of the core processing system of our banks, insurance and other fees associated with other real estate owned, and increased legal fees related to loan collection and compliance with new SEC disclosure requirements contributed to the increase. FDIC insurance increased only slightly for the nine months ended September 30, 2007 as compared to the same period last year. However, under the new FDIC insurance assessment guidelines, and based on current assessment rates, our Banks' current sizes and regulatory ratings, we expect our FDIC insurance expense to increase next year by approximately $150 thousand per quarter beginning in the second quarter of 2008.

Income tax expense was $2.3 million for the first nine months of 2007, compared to $5.5 million for the same period in 2006, reflecting lower taxable income. The effective combined federal and state income tax rates for the first nine months of 2007 and 2006 were 27.9 percent and 33.2 percent, respectively. The decrease in the effective combined federal and state income tax rate is a result of the decrease in income before income taxes while tax exempt income remained relatively unchanged.

Contractual Obligations

In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2006 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2007, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2007 was $16.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2007, the Company had $162 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2006 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2007. Through September 30, 2007, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/07-07/31/07	885	$18.99	0	229,951
08/01/07-08/31/07	1,501	$16.17	0	229,951
09/01/07-09/30/07	602	$17.09	0	229,951
Total	2,988	$17.19	0	229,951

__________________

  2,988 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

November 9, 2007	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 9, 2007	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002