Form 10-K
period 2007-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2008-03-17
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Saint Joseph Street Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
251-431-7800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.01 PAR
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of June 30, 2007 (assuming that all executive officers, directors and 5% shareholders are affiliates): $201,669,905

Shares of Common Stock ($.01 Par) outstanding at March 09, 2008: 17,597,757

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III.

PART I

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of BancTrust may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. These statements can be identified by our use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “anticipate,” “should,” “will,” “plan,” “believe,” “continue,” “predict,” “contemplate” and similar expressions. These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties and other variables that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements, including, in addition to the items discussed under the caption “Risk Factors” and elsewhere in this Report on Form 10-K, the following:

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins;

•	general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which we are engaged;

•	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions;

•	we may be unable to achieve anticipated results from our merger with The Peoples BancTrust Company, Inc. (“Peoples”) for a variety of reasons, including:

•	lower than expected cost savings or earnings from the combined company;

•	greater than expected difficulties in combining BancTrust’s and Peoples’ cultures;

•	an economic downturn in new markets we have entered;

•	greater than expected loss of customers or employees;

•	difficulties in integrating Peoples’ and BancTrust’s businesses;

•	deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected;

•	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete; and

•	adverse changes may occur in the equity markets.

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

General

BancTrust Financial Group, Inc. is a multi-bank holding company headquartered in Mobile, Alabama. We provide a comprehensive array of traditional financial services through 44 bank offices in the southern two-thirds of Alabama and 10 bank offices in northwest Florida. We operate through our subsidiary banks, BankTrust, headquartered in Mobile, Alabama (the “Alabama Bank”), and BankTrust, headquartered in Santa Rosa Beach, Florida (the “Florida Bank”). We refer to BancTrust Financial Group, Inc. and its subsidiaries as “we,” “us,” and “our” and as “BancTrust” and the “Company” throughout this Annual Report on Form 10-K.

We were originally incorporated as a Delaware corporation in 1985 under the name Mobile National Corporation. In 1993, we changed our name to South Alabama Bancorporation, Inc. We operated under that name until May of 2002, when we changed our name to BancTrust Financial Group, Inc. Most of our current executive management team has been in place since 1989. At December 31, 2007, we had total consolidated assets of approximately $2.240 billion, total consolidated deposits of approximately $1.828 billion and total consolidated shareholders’ equity of approximately $249.5 million.

We formed our Company in 1986 by acquiring all of the stock of the Alabama Bank. In 1993, we acquired the First National Bank, Brewton, Alabama, by means of a merger with that bank’s holding company. In 1996, we acquired The Monroe County Bank in the same manner. In 1998, we acquired the assets of Peterman State Bank by merging that bank into The Monroe County Bank, and we acquired Commercial National Bank of Demopolis by merger and converted it to an Alabama charter under the name Commercial Bank of Demopolis. In 1999, we acquired Sweet Water State Bank by means of a merger with that bank’s holding company. In 2002, we acquired Wewahitchka State Bank by merger with its holding company. In 2003, we acquired the Florida Bank and CommerceSouth Bank in Eufaula, Alabama through a merger with their holding company, CommerceSouth, Inc.

In 2003, we began consolidating our subsidiary Banks, which had been operating as separate companies, with the merger of BankTrust of Brewton (formerly First National Bank, Brewton) into the Alabama Bank. Continuing this consolidation strategy in 2004, we merged The Monroe County Bank and Commercial Bank of Demopolis into the Alabama Bank, leaving us with five subsidiary banks: the Alabama Bank, BankTrust of Alabama (formerly CommerceSouth Bank), the Florida Bank, Sweet Water State Bank and BankTrust of Florida, formerly Wewahitchka State Bank (the “Wewahitchka Bank”). On October 15, 2004, we sold the Wewahitchka Bank, including approximately $50.3 million in total assets and approximately $43.4 million in total deposits, for $7.5 million; and on August 1, 2005, we sold Sweet Water State Bank, including approximately $56.0 million in total assets and approximately $50.8 million in total deposits, for $7.0 million, consisting of a $6.5 million purchase price and a $500,000 dividend. We merged BankTrust of Alabama into the Alabama Bank in the second quarter of 2007. We merged BancTrust Company, our trust company subsidiary, into the Alabama Bank in December of 2007. We merged The Peoples Bank and Trust Company into the Alabama Bank in December of 2007 as well, and we expect to merge the Florida Bank into the Alabama Bank during 2008.

In October of 2007, we acquired The Peoples BancTrust Company, Inc. (“Peoples”), a bank holding company headquartered in Selma that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. Therefore, balances at December 31, 2007 include Peoples’ total assets of approximately $969 million, total loans of approximately $612 million, total deposits of approximately $747 million, goodwill of approximately $54 million and a core deposit intangible of approximately $11 million. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38 million cash in connection with its acquisition of Peoples. This acquisition has made comparison to prior periods less useful as a means of judging the Company’s performance in 2007.

In January of 2008 we entered into an agreement to sell three offices in and around Tuscaloosa, Alabama that were acquired in the Peoples purchase. The Company expects this sale to occur in the second quarter of 2008.

Our Banking Subsidiaries

Through our subsidiary banks, the Alabama Bank and the Florida Bank (sometimes referred to as the “Banks”), we offer a wide range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We also offer a full array of retail and commercial deposit products and fee-based services to support our customers’ financial needs, including checking accounts, money market accounts, savings accounts and certificates of deposit. For our commercial customers we also offer cash management services such as lock-box, sweep accounts and remote deposit. Other traditional services offered include drive-in banking and night deposit facilities, 24-hour automated teller machines, internet banking, debit and credit card services and telephone banking. We currently operate 54 bank offices.

Our Ancillary Products and Services

In addition to our traditional banking services, we also offer our customers a full array of trust services through our Trust Department in the Alabama Bank. In addition to trust services, we offer our customers certain investment and insurance products through our Banks. Our Alabama Bank also has an insurance subsidiary.

The following table sets forth information regarding our holding company and our wholly-owned subsidiaries as of December 31, 2007:

	Alabama	Florida
	Bank	Bank	Consolidated(1)
	(Dollars in thousands)

Banking Offices	44	10	54
Employees	596	89	686
Loans (Net of unearned income)	$1,359,259	$273,417	$1,632,676
Investments	235,194	10,683	245,877
Total Assets	1,943,735	333,170	2,240,094
Deposits	1,613,730	218,797	1,827,927
Shareholders’ Equity	$255,854	$56,404	$249,250

(1)	Amounts include BancTrust and its subsidiaries. All material intercompany balances have been eliminated in consolidation. Further segment information is included in Note 21 of the Notes to Consolidated Financial Statements included herein.

Market Areas and Competition

We offer banking services in our subsidiary Banks’ market areas of Autauga, Baldwin, Barbour, Bibb, Butler, Dallas, Elmore, Escambia, Jefferson, Lee, Marengo, Mobile, Monroe, Montgomery, Shelby and Tuscaloosa Counties in Alabama and in Bay, Okaloosa and Walton Counties in Florida. Trust services are offered throughout Alabama and Florida through our trust department, and investment and certain insurance products are offered to all of our markets through our banks.

The following table sets forth our Banks’ total deposits and market share by county as of June 30, 2007:

	Number of	Our Market	Total Market		Market Share
Alabama Counties	Branches	Deposits	Deposits	Ranking	Percentage
	(Dollars in thousands)

Autauga	3	$106,168	$467,648	1	22.70%
Baldwin	3	40,259	3,228,898	12	1.25
Barbour	2	90,149	435,896	3	20.68
Bibb	2	59,729	188,998	2	31.60
Butler	4	90,311	285,121	1	31.67
Dallas	4	257,766	582,786	1	44.23
Elmore	4	105,850	674,915	2	15.68
Escambia	3	125,805	572,591	2	21.97
Jefferson	2	884	18,601,555	30	0.00
Lee	2	82,562	1,777,353	9	4.65
Marengo	2	70,191	416,422	3	16.86
Mobile	6	325,790	5,468,245	5	5.96
Monroe	2	112,443	329,524	1	34.12
Montgomery	3	83,178	4,828,592	7	1.72
Shelby	2	82,405	2,183,414	8	3.77
Tuscaloosa	2	28,382	2,397,122	12	1.18

	Number of	Our Market	Total Market		Market Share
Florida Counties	Branches	Deposits	Deposits	Ranking	Percentage

Bay	3	$58,656	$2,413,490	11	2.43%
Okaloosa	3	73,327	3,398,034	15	2.16
Walton	4	159,716	796,949	2	20.04

The foregoing data was obtained from the Federal Deposit Insurance Corporation.

The banking industry is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms and money market mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and new residents. Many of our competitors are larger financial institutions with substantially greater resources and lending limits such as Regions (which now includes AmSouth), RBC Centura, Compass and Wachovia.

We believe our commitment to quality, personalized banking services, efficient delivery of services, competitive product pricing, convenience and personal and local contacts with our customers are factors that allow us to compete effectively with these financial institutions.

Overall Business Strategy

Our business strategy is to deliver a full range of bank and banking related products and services in a responsive and personalized manner. We strive to present a focused message to our customers, emphasizing our commitment to their interest and our markets. Our subsidiaries and their employees are expected to be actively involved in all aspects of the community in which they operate. The members of the boards of directors of each of our subsidiaries are from the local markets served by the subsidiary. In addition, to further enhance our local knowledge, we maintain local advisory boards in certain of our markets. We are able to compete effectively with larger financial institutions by providing superior customer service with localized decision-making capabilities. The holding company provides corporate oversight and efficiencies in certain “back office” areas such as loan review, marketing and business development, certain personnel matters, accounting, auditing, compliance and information technology.

Strategic Plan

Our Board of Directors has adopted a comprehensive Strategic Plan for our consolidated operations. This formal plan provides strategic goals and time-frames for the accomplishments of those goals and provides our executive leadership with guidelines for the operation of our business through the year 2010. Our Strategic Plan focuses on several different operational aspects of our business and includes the following:

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

Our loan portfolio at December 31, 2007 was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

	December 31, 2007
	Alabama Bank	Florida Bank	Total
	(Dollars in thousands)

Commercial, Financial and Agricultural	$363,308	$18,058	$381,366
Real Estate — Construction	321,414	154,916	476,330
Real Estate — Mortgage	583,627	97,400	681,027
Consumer, Installment and Single Pay	98,217	3,149	101,366

Total Loans	1,366,566	273,523	1,640,089
Less: unearned discount leases	(7,815)	0	(7,815)
Less: deferred cost (unearned loan income), net	508	(106)	402

Loans, net of unearned income	$1,359,259	$273,417	$1,632,676

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

Our Board of Directors has established and annually reviews our lending policies and procedures. Our subsidiary banks have Loan Committees that make credit decisions based on our company-wide lending policies. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation and examination procedures and follow-up procedures for any exceptions to credit policies. Loans above an established limit must be reviewed and approved by the Board of Directors or a Board-appointed Loan Committee. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. We adhere to the guidelines established by our regulators and regularly monitor our credit relationships for compliance.

Loan Review

We have a Loan Review Department that is part of the Internal Audit function of our company. Our Loan Review Department reports directly to our Audit Manager. Large credit relationships are reviewed on an on-going basis for continued financial, collateral and guarantor support. New credit offerings are reviewed for adequacy of underwriting and collateral valuation. The Loan Review Department makes periodic on-site visits to each of our subsidiary banks. Typically, during these on-site visits, the loan review officers review 30-35%, by dollar amount, of the subsidiary Bank’s loan portfolio. As a result of such reviews and the on-going loan review process, loans identified as problem loans are included on an internal watch list. These loans are continually monitored for on-going repayment ability, collateral deterioration and adequacy of any allowance for loan losses.

Deposits and Other Sources of Funding

We consider core deposits to be the main source of funds used to support our assets. We offer a full range of deposit products designed to appeal to both individual and corporate customers, including checking accounts, commercial accounts, savings accounts and other time deposits of various types ranging from daily money market accounts to long-term certificates of deposit. Deposit rates are reviewed regularly by senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. In the fall of 2005 we completed the process of streamlining and standardizing our line of deposit products throughout the Company. This deposit product line allows our employees throughout the Company to offer the same products, regardless of location, and we believe the revised program has helped and will continue to help us attract and retain deposits. In addition, the advertising of our deposit products has become easier and more cost efficient.

Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 3.8% of total deposits at December 31, 2007.

Other Banking Services

We offer a full range of other products and services that give our customers convenience and account access. Such products and services include internet and telephone banking, access to funds through ATMs and debit cards, credit cards, safe deposit boxes, traveler’s checks, direct deposit and customer friendly telephone operators who direct the customer quickly to the appropriate area of the bank. We earn fees for most of these services, including debit and credit card transactions, sales of checks and wire transfers. We receive ATM transaction fees from transactions performed for our customers.

Securities

While loans are our primary use of funds, most of our remaining liquid funds, after cash reserves, are invested in short-term securities. We invest primarily in securities issued by U.S. government sponsored enterprises, state and political subdivisions and mortgage-backed securities. We typically invest any surplus cash in the overnight federal funds market. Interest rate fluctuation, maturity, quality and concentration are all risks associated with the use of funds.

Employees

As of December 31, 2007, we had 686 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

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

The Banks

Each of our subsidiary Banks is a member of the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, their respective deposits are insured by the FDIC to the extent provided by law. Each of our subsidiary Banks is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies. Our subsidiary Banks are state-chartered banks subject to supervision and examination by the state banking authorities of the states in which they are located. The primary state regulator for the Alabama Bank is the Superintendent of the State Banking Department of Alabama. The primary state regulator for the Florida Bank is the Office of Financial Regulation under the Florida Department of Financial Services. The federal banking regulator for each of our Banks, as well as the appropriate state banking authority for each Bank, regularly examines their operations and is given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, our ratio of total capital to risk-weighted assets was 10.84% and our ratio of Tier 1 Capital to risk-weighted assets was 9.60%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 8.86%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

BancTrust is a legal entity separate and distinct from our subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to shareholders, is dividends from our Banks. There are statutory and regulatory limitations on the payment of dividends by these subsidiaries, and there are statutory and regulatory limitations on our ability to pay dividends to our shareholders.

As to the payment of dividends, each of our state-chartered Banks are subject to the respective laws and regulations of the state in which it is located and to the regulations of the FDIC. Various federal and state statutory provisions limit the amount of dividends our subsidiary Banks can pay to us without regulatory approval. The approval of the Federal Reserve Board is required for any dividend by a state chartered bank that is a member of the Federal Reserve System (a “state member bank”) if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered. None of our Banks, however, is currently a state member bank.

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

At December 31, 2007, our subsidiaries were able to pay dividends totaling approximately $13.9 million without the need for regulatory approval.

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

Consumer Credit Reporting

In 2004, the Fair and Accurate Credit Transactions Act (the “FCRA Amendments”) amended the federal Fair Credit Reporting Act.

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

J. Stephen Nelson — age 70(1) Chairman (since 1993)	Director (since 1993)
W. Bibb Lamar, Jr. — age 64(2) President and CEO (since 1989)	Director (since 1989)
Michael D. Fitzhugh — age 59(3) Executive Vice President (since 2004)	None
F. Michael Johnson — age 62(4) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None
Bruce C. Finley, Jr. — age 59(5) Senior Vice President and Senior Lending Officer (since 2004)	None
Edward T. Livingston — age 61(6) Executive Vice President (since 2007)	None

(1)	Previously: Chairman, 1993-2003, Chief Executive Officer, 1984-2003, and Director, 1979-2003, BankTrust of Brewton, which was merged into the Alabama Bank in 2003.

(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Alabama Bank. Previously: President (1989-1998), the Alabama Bank.

(3)	President, Chief Executive Officer and Director of the Florida Bank since 2005. Previously: President, Chief Operating Officer and Director (1998 to 2005) of the Alabama Bank.

(4)	Executive Vice President and Cashier, since 1986, the Alabama Bank.

(5)	Executive Vice President of the Alabama Bank since 1998. Previously: Senior Loan Officer (1998-2004), the Alabama Bank.

(6)	Market President, Brewton, BankTrust, 2002-2007, Division President, BankTrust, since 2007.

Item 1A.	Risk Factors

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

We intend to continue pursuing a profitable growth strategy. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to grow or to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or growth will be successfully managed.

We operate in a highly competitive market which may have an impact upon our success.

The banking business is highly competitive, and we experience competition in each of our markets from many other financial institutions. Recent mergers, divestitures, and de-novo branching in our markets, particularly in our Mobile market, have affected competition. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Many of our competitors are well-established larger financial institutions that have greater resources and lending limits than we do. Our success in maintaining or increasing market share depends in part on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to utilize new technologies and other means to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. Our competitors may introduce new products or services embodying new technologies which may cause our current technology or systems to be considered obsolete. Our future success in gaining market share may depend, in part, on our ability to use technology competitively and to provide products and services that provide convenience to our customers and create additional efficiencies in our operations.

Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will continue to be successful.

We face risks with respect to future expansion.

We have grown through acquisitions and continue to analyze opportunities to acquire banks. We expect to continue to grow, in part, by acquiring other financial institutions or parts of those institutions in the future, and we may engage in de-novo branch expansion. Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our Management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any recent or future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Our business is subject to the strength of the U.S. economy in general and the vitality of the local economies where we operate, and a downturn in our local economies could adversely affect our business.

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

Our market areas in Alabama and Florida are susceptible to hurricanes. This coastal region experienced major hurricanes in 2004 and 2005. The psychological impact of these storms, the high cost of and, in some cases, lack of property insurance, an over-supply of housing and investment properties along with changing property values and higher taxes over recent years have slowed the economic growth in these areas. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by these hurricanes or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

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

We may experience greater loan losses than anticipated.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, Management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon such assumptions and judgments as well as a percentage of the outstanding balances. We believe that the allowance for loan losses is adequate. If Management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

We are subject to a risk of rapid and significant changes in market interest rates.

Most of our assets and liabilities are monetary in nature and are subject to significant risks tied to changes in interest rates. Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising or declining interest rates, our interest expense could increase or decrease in different amounts and at different rates than the interest that we earn on our assets. Accordingly, changes in interest rates could reduce our net interest income. Our profitability depends to a large extent on our net interest income. Unexpected or significant movements in interest rates could cause our net interest income to decrease and could impact the valuation of our assets and liabilities. Changes in the level of interest rates may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales were made at prices lower than the amortized costs of the investments, we would incur losses.

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments. Changes in interest rates, inflation or the financial markets may affect the demand for our products or our ability to deliver products efficiently.

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

We may not be able to achieve anticipated results from our merger with The Peoples BancTrust Company, Inc.

Our ability to achieve the benefits we expect from our acquisition of Peoples depends on a variety of factors. We may encounter:

•	lower than expected cost savings or earnings from the combined company;

•	greater than expected difficulties in combining BancTrust’s and Peoples’ cultures;

•	an economic downturn in new markets we have entered;

•	greater than expected loss of customers or employees; or

•	difficulties in integrating Peoples’ and BancTrust’s businesses.

If we experience these or other difficulties with respect to the Peoples merger, that could adversely affect our earnings or our financial condition.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. We lease this entire facility, which also houses the headquarters of the Alabama Bank. The current term of the lease for this building expires on December 31, 2010. We have an option to extend this lease for one additional term of five years. In addition to our corporate headquarters, we operate 53 office or branch locations in Southern and Central Alabama and Northwest Florida, of which 42 are owned and 11 are subject to either building or ground leases. We also own a building in downtown Mobile and a building in Selma that we use as operations centers. We paid annual rents in 2007 of approximately $456 thousand. We currently have an agreement in place to sell three branches in and around Tuscaloosa, Alabama. Two of these branches operate out of leased facilities, and we currently own the third facility being sold. At December 31, 2007, there were no significant encumbrances on our offices, equipment or other operational facilities.

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

At December 31, 2007, the Company had approximately 5,590 shareholders, of record or through registered clearing agents.

The following chart provides the high and low sales price and the cash dividend declared for each quarter in 2007 and 2006.

			Cash Dividends
			Declared
	High	Low	Per Share

2007
Fourth quarter	$17.38	$11.16	$0.13
Third quarter	21.33	15.55	0.13
Second quarter	22.68	17.94	0.13
First quarter	25.75	19.90	0.13
2006
Fourth quarter	$27.94	$23.00	$0.13
Third quarter	28.25	22.24	0.13
Second quarter	23.71	20.05	0.13
First quarter	22.26	19.70	0.13

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2007 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities Reflected
Stock Options Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity Compensation Plans Approved by Security Holders	183,247 (1)	$15.41	299,468 (2)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

Weighted-Average
	Number of	Market Value of
Restricted Stock Plan Category	Securities Issued	Shares Issued

Equity Compensation Plans Approved by Security Holders	95,091	$20.32 (3)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.

(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.

(3)	Represents the average of the closing bid and ask price on the date of issue.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2007, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002.

The following table provides information about purchases by BancTrust during the quarter ended December 31, 2007 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

				Maximum Number of Shares
	Number of	Average	Shares Purchased as Part	that May Yet be Purchased
	Shares	Price Paid	of Publicly Announced	Under the Plans or
Period	Purchased(1)	per Share	Plans or Programs	Programs(2)

10/01/07-10/31/07	1,290	$14.20	0	229,951
11/01/07-11/30/07	708	$12.34	0	229,951
12/01/07-12/31/07	0	$0.00	0	229,951

Total	1,998	$13.54	0	229,951

(1)	1,998 shares were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6.	Selected Financial Data

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS:
Interest revenue	$104,025	$88,188	$72,905	$50,913	$28,483
Interest expense	50,245	35,923	20,861	11,928	7,013

Net interest revenue	53,780	52,265	52,044	38,985	21,470
Provision for loan losses	12,435	4,594	5,725	3,897	1,841
Non-interest revenue	14,621	11,620	10,987	10,517	7,082
Non-interest expense	47,773	39,702	37,262	31,787	18,892

Income from continuing operations before income taxes	8,193	19,589	20,044	13,818	7,819
Income tax expense	2,007	6,303	6,767	3,902	2,166

Income from continuing operations	6,186	13,286	13,277	9,916	5,653

Income from discontinued operations before income taxes	0	0	575	1,684	982
Gain on sale of discontinued operations before income taxes	0	0	2,411	1,484	0

Total income from discontinued operations before income taxes	0	0	2,986	3,168	982
Income tax expense	0	0	1,144	1,783	313

Income from discontinued operations	0	0	1,842	1,385	669

Net income	$6,186	$13,286	$15,119	$11,301	$6,322

PER SHARE DATA:
Basic earnings per share	$0.49	$1.19	$1.36	$1.03	$0.72

Diluted earnings per share	$0.49	$1.17	$1.35	$1.02	$0.71

Basic earnings per share from continuing operations	$0.49	$1.19	$1.19	$0.90	$0.64

Diluted earnings per share from continuing operations	$0.49	$1.17	$1.19	$0.90	$0.64

Basic earnings per share from discontinued operations	$0.00	$0.00	$0.17	$0.13	$0.08

Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.16	$0.12	$0.07

Cash dividends declared per share	$0.52	$0.52	$0.52	$0.52	$0.52

Book value per share	$14.26	$12.41	$11.79	$11.09	$10.67

Common shares outstanding	17,497	11,166	11,113	11,022	10,930
Basic average shares outstanding	12,521	11,151	11,104	10,981	8,754
Diluted average shares outstanding	12,704	11,308	11,188	11,074	8,888
SUMMARY BALANCE SHEET DATA:
Total assets	$2,240,094	$1,353,406	$1,306,054	$1,191,222	$1,076,900
Loans, net of unearned income	1,632,676	1,004,735	993,352	862,207	647,379
Deposits	1,827,927	1,104,129	1,041,845	939,958	764,174
Investments	245,877	118,498	132,354	140,512	176,619
Federal funds sold	59,400	62,500	32,000	6,000	29,333
FHLB advances and long-term debt	137,341	95,521	110,057	58,500	38,500
Short-term borrowings	4,198	4,120	8,595	14,114	24,467
Shareholders’ equity	249,520	138,523	131,039	122,183	116,666

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003

AVERAGE BALANCES:
Total assets	$1,558,040	$1,297,550	$1,270,183	$1,109,679	$678,596
Earning assets	1,381,358	1,151,209	1,104,062	895,370	536,679
Loans	1,147,714	999,034	952,701	726,791	370,004
Deposits	1,277,597	1,042,228	1,001,411	828,665	484,342
Shareholders’ equity	163,121	136,343	127,459	119,820	82,136
PERFORMANCE RATIOS:
Return on average assets	0.40%	1.02%	1.19%	1.02%	0.93%
Return on average equity	3.79%	9.74%	11.86%	9.43%	7.70%
Net interest margin (tax equivalent)(1)	3.95%	4.61%	4.80%	4.47%	4.19%
Efficiency ratio(2)	69.06%	61.36%	58.28%	62.84%	63.86%
ASSET QUALITY RATIOS:
Nonperforming assets to total assets	2.26%	1.29%	0.55%	0.30%	0.43%
Allowance for loan losses to total loans, net of unearned income	1.46%	1.63%	1.41%	1.11%	1.20%
Net loans charged-off to average loans	1.02%	0.23%	0.14%	0.29%	0.64%
Allowance for loan losses to non-performing loans	65.99%	100.74%	207.23%	326.03%	219.14%
CAPITAL RATIOS:
Tier 1 leverage ratio(3)	8.86%	10.02%	8.40%	8.28%	13.19%
Tier 1 risk-based capital	9.60%	11.51%	9.70%	9.46%	10.25%
Total risk-based capital	10.84%	12.77%	10.95%	10.49%	11.31%
Average shareholders’ equity to average total assets	10.47%	10.51%	10.03%	10.80%	12.10%
Dividend payout ratio	106.12%	43.70%	38.24%	50.49%	72.22%
OTHER DATA:
Banking locations	54	31	29	30	30
Full time equivalent employees	686	419	396	349	365

(1)	Net interest margin is the net yield on interest-earning assets. Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets.

(2)	Efficiency ratio is the result of non-interest expense divided by the sum of net interest revenue (tax equivalent) and non-interest revenue.

(3)	Tier 1 leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Banks. The following table lists our subsidiary Banks and contains selected data related to each Bank:

			Total Assets
	Number of		at December 31,
Bank	Locations	Market Area Counties	2007
			(In thousands)

Alabama Bank	44	Autauga, Baldwin, Barbour, Bibb, Butler, Dallas, Elmore, Escambia, Jefferson, Lee, Marengo, Mobile, Monroe, Shelby, Tuscaloosa in Alabama	$1,943,735
Florida Bank	10	Bay, Okaloosa, Walton in Florida	$333,170

Through the Banks, our trust department, a financial services subsidiary and an insurance subsidiary we offer a broad range of financial services to our customers, including retail banking, trust, insurance and securities services and products.

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

There are risks inherent in all loans, so we maintain an allowance for loan losses that we believe is adequate to absorb probable losses inherent in our loan portfolio. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a discussion of this process, as well as several tables describing our allowance for loan losses, in the following discussion.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers, including service charges on deposit accounts, mortgage fees, trust fees and fees for investment services. We have also included a discussion of the various components of this non-interest income, as well as of our non-interest expense.

We measure and monitor the following factors as key indicators of our financial performance:

•	Net income

•	Earnings per share

•	Loan and deposit growth

•	Credit quality

Important developments for the year ended December 31, 2007 included:

•	In May we merged BankTrust of Alabama, based in Eufaula, into the Alabama Bank. This reduced our number of banks to two, the Alabama Bank and the Florida Bank.

•	We completed the acquisition of The Peoples BancTrust Company, Inc. in October of 2007, which increased the size of the Company to $2.2 billion in assets.

•	In December 2007 we merged The Peoples Bank and Trust Company into the Alabama Bank.

•	The acquisition of Peoples and the mergers described above have eliminated approximately $4.0 million in annual costs and we believe that the opportunity exists for additional savings beginning in 2008.

•	We have begun planning for the merger of the Florida Bank into the Alabama Bank in 2008. This merger will provide the opportunity for additional cost savings. Once the merger is complete, we will be a one bank holding company with greatly streamlined operations.

•	As a result of a deterioration in the real estate market, the higher level of loan charge-offs and the continuing uncertainty regarding economic conditions in the markets in which we operate, particularly those in the coastal regions of southern Alabama and northwest Florida, we significantly increased the provision for loan losses in the fourth quarter of 2007.

Effect of Economic Trends

During 2003 and most of 2004, the financial markets operated in an historically low interest rate environment. During 2004, many economists believed the economy was beginning to show signs of strengthening, and the Federal Reserve increased the federal funds interest rate by 125 basis points during 2004 and by an additional 200 basis points during 2005. In mid-2006 the Federal Reserve stopped increasing rates, and problems in the sub-prime real estate market began to appear later in the year. In 2007 problems in the sub-prime real estate market began to intensify, and problems in the debt markets in general began to appear. In August of 2007, in an effort to combat the economic effects of the debt problems, the Federal Reserve began reducing interest rates. The reductions accelerated into early 2008. Along with the sub-prime problems, the national real estate market faced a general reduction in the sales and values of homes and other real estate. While the problems have affected wide areas of the United States, they have been amplified in our coastal markets in Florida and Alabama by the continuing market disruption caused by major hurricanes in 2004 and 2005. Our urban markets such as Mobile, Montgomery and Birmingham have not been as severely affected. Mobile in particular is enjoying a robust economy, and recent announcements of several large industrial development projects being awarded to the Mobile area have set the stage for continued economic strength.

The specific economic and credit risks associated with our loan portfolio, especially the real estate loan portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to buyers and whether buyers can obtain permanent financing. Until mid-2005, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets increased, and employment trends in our market areas were favorable. We experienced a slowdown in loan demand in our coastal markets in the Fall of 2005 which has continued through 2007. The most likely reason for the slowdown initially was the effects the 2004 and 2005 hurricanes had along the Gulf Coast, especially Hurricane Katrina in August of 2005. The sub-prime problem, combined with the collapse of the real-estate market in some areas, has intensified the problems along the Gulf Coast.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2007, beginning on page 58 of this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of these policies is set forth below.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 5 and other regulatory guidance. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral, and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

Goodwill

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

Fair values of reporting units in 2007 were determined using two methods, one based on the price as a multiple of tangible equity capital that similar units have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. Our goodwill impairment testing for 2007, which was updated at December 31, 2007 as a result of the recent decline in our stock price, indicated that none of our goodwill is impaired. As a result of the recent decline in our stock price, the excess of the fair value over carrying value narrowed in our reporting units. If our stock price continues to decline, if the reporting units do not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

Financial Condition

Recent Acquisition

In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. (“Peoples”). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables shown in this section do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the following financial statements and tables are less useful as a means of judging the Company’s performance in 2007 and in comparing 2007 to prior years.

Average Assets and Liabilities

Average assets in 2007 were $1.6 billion, compared to $1.3 billion in 2006. Most of the increase in average assets was attributable to the Peoples acquisition. Average loans, net, in 2007 were $1.1 billion compared to $984 million in 2006. We experienced a significant increase in loan demand beginning in 2003, and the demand continued to accelerate in 2004 and into the first half of 2005. Beginning in the third quarter of 2005 we experienced a rapid slowdown in loan demand in our Gulf Coast markets, most likely a reaction to the extreme hurricane season of 2005, especially Hurricane Katrina. While loan demand remains robust in our metropolitan markets of Mobile, Montgomery and Birmingham, loan demand in our markets directly on the coast remains light.

Average deposits in 2007 were $1.3 billion. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, overnight repurchase agreements and notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings. In December 2006, we issued an additional $15 million of trust preferred securities. Part of the funds were used to pay off a bank loan, and the remaining proceeds were used for general corporate purposes. In October of 2007, in order to complete the purchase of Peoples, we obtained a term bank loan in the amount of $38 million.

Our average equity as a percent of average total assets in 2007 was 10.47 percent, compared to 10.51 percent in 2006. Average equity in 2007 and 2006 included approximately $57 million and $45 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Average Assets
Cash and due from banks	$46,926	$46,423	$46,262	$36,593	$24,418
Federal funds sold	67,947	26,171	13,918	7,276	10,933
Interest-bearing deposits	23,248	370	241	566	52
Securities available for sale	142,449	125,634	137,202	160,737	155,690
Loans, net	1,127,813	984,219	942,034	718,340	365,221
Premises and equipment, net	56,480	44,038	38,773	36,009	13,637
Accrued income receivable	8,938	7,494	5,947	4,599	3,025
Other real estate owned, net	4,288	593	394	650	510
Intangible assets, net	57,293	45,364	46,127	46,885	4,181
Cash surrender value of life insurance	7,217	5,053	4,832	4,613	12
Other assets	15,441	12,191	2,855	1,755	1,906
Assets related to discontinued operations	0	0	31,598	91,656	99,011

Average Total Assets	$1,558,040	$1,297,550	$1,270,183	$1,109,679	$678,596

Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$174,867	$180,008	$207,091	$155,441	$87,901
Interest-bearing demand deposits	369,475	254,531	245,605	226,731	134,656
Savings deposits	84,102	92,319	119,874	96,808	35,361
Time deposits	649,153	515,370	428,841	349,685	226,424

Total deposits	1,277,597	1,042,228	1,001,411	828,665	484,342
Short-term borrowings	3,321	9,607	17,735	20,434	8,459
FHLB advances and long-term debt	99,687	99,270	83,358	50,030	12,621
Other liabilities	14,314	10,102	11,403	8,600	4,355
Liabilities related to discontinued operations	0	0	28,817	82,130	86,683
Shareholders’ equity	163,121	136,343	127,459	119,820	82,136

Average Total Liabilities and Shareholders’ Equity	$1,558,040	$1,297,550	$1,270,183	$1,109,679	$678,596

Loans

Average loan growth was strong from 2003 to mid-2005 as economic conditions in our markets were good. After the 2005 hurricane season and Hurricane Katrina, loan demand in our markets directly on the Gulf of Mexico slowed considerably. While our offices are well to the east of the areas most directly affected by Katrina, we believe that the psychological effects of the storms of 2004 and 2005, as well as severe problems in the property insurance industry, contributed to the slowdown in loan demand throughout our Gulf Coast beach markets that began in late 2005. Since then, additional downward pressure has been placed on the real estate market, especially in the coastal areas, as reduced demand has driven the steep decline in real estate prices that accelerated in 2007. Our average loan-to-deposit ratio was 90 percent in 2007 compared to

96 percent in 2006 and 95 percent in 2005. Our loan-to-deposit ratio at year-end 2007 was 89 percent compared to 91 percent at year-end 2006 and 95 percent at year-end 2005. The decrease in this rate is primarily attributable to the Peoples purchase.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2007, $1.12 billion, or 68 percent, mature within one year or otherwise reprice within one year. Maintaining high levels of short-term and variable rate loans in our portfolio is a key component of our interest rate risk management strategy and was a key contributor to our improved net interest revenue and net interest margin during the recent rising interest rate environment. Net interest revenue and net interest margin decreased when the interest rate environment stabilized. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have generated significant fee income during the recent periods of lower mortgage rates. These fees have come from first and second home purchases as well as from substantial home refinancing volume. The rise in interest rates beginning in mid-2004, the severe hurricane season of 2005, and the downturn in the housing market nationwide has resulted in a slowdown in mortgage loan origination volume in several of our markets; however, first home purchase and refinancing volume in the metropolitan areas of Mobile and Montgomery have remained relatively stable.

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2007, and at year-end for each of the previous four years. Included in commercial, financial and agricultural loans in 2007 are $48.4 million in commercial leases acquired in the Peoples merger. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS AND LEASES BY CATEGORY

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial, financial, and agricultural	$381,366	$196,136	$168,645	$176,145	$166,447
Real estate — construction	476,330	341,992	340,858	218,845	58,312
Real estate — mortgage	681,027	411,873	429,323	413,620	370,871
Consumer, installment and single pay	101,366	54,857	55,720	54,936	52,497

Total	1,640,089	1,004,858	994,546	863,546	648,127
Less: Unearned discount leases	(7,815)	0	0	0	0
Less: Deferred loan cost (unearned loan income), net	402	(123)	(1,194)	(1,339)	(748)

Total loans and leases	$1,632,676	$1,004,735	$993,352	$862,207	$647,379

Table 3

SELECTED LOANS AND LEASES BY TYPE AND MATURITY

	December 31, 2007
	Maturing
	Within	After One But	After	Total
	One Year	Within Five Years	Five Years
	(Dollars in thousands)

Commercial, financial, and agricultural	$215,266	$122,385	$43,715	$381,366
Real estate — construction	361,966	102,551	11,813	476,330
Real estate — mortgage	192,335	281,131	207,561	681,027

	$769,567	$506,067	$263,089	$1,538,723

Loans maturing after one year with:
Fixed interest rates		$365,525	$101,906
Floating interest rates		140,542	161,183

		$506,067	$263,089

Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as held to maturity are stated at amortized cost. Securities are classified as held to maturity if Management has the positive intent, and we have the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2007, all of our securities were in the available for sale category. At December 31, 2007, we held no trading securities or securities classified as held to maturity.

The maturities and weighted-average yields of securities available for sale at December 31, 2007, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax- exempt obligations. Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

			After One		After Five
			But Within		But Within		After Ten
	Within One Year		Five Years		Ten Years		Years		Total
December 31, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available for sale
U.S. Treasury securities	$799	4.91%	$298	5.05%	$0	0.00%	$0	0.00%	$1,097	4.95%
U.S. Government sponsored enterprises	25,329	4.43	45,549	4.72	23,271	5.29	2,999	4.75	97,148	4.78
State and political subdivisions	2,286	6.90	12,040	6.06	15,632	6.77	7,930	7.46	37,888	6.70
Other investments	0	0.00	1,003	3.57	0	0.00	1,418	4.67	2,421	4.21
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	0	0.00	105,072	5.27

Total securities available for sale	$28,414	4.64%	$58,890	4.98%	$38,903	5.88%	$12,347	6.48%	$243,626	5.29%

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2007, 2006 and 2005, are presented in the following table.

Table 5

AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES

	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$1,097	$1,112	$896	$902	$498	$498
U.S. Government sponsored enterprises	97,148	98,087	43,390	42,571	45,283	44,280
State and political subdivisions	37,888	38,374	44,138	44,665	47,629	48,318
Other investments	2,421	2,406	1,574	1,543	5,255	5,181
Mortgage-backed securities	105,072	105,898	29,526	28,817	34,872	34,077

Total securities available for sale	$243,626	$245,877	$119,524	$118,498	$133,537	$132,354

Deposits and Short-Term Borrowings

Average deposits increased at a rapid pace in 2005, growing from $828.7 million in 2004 to $1.0 billion in 2005, an increase of 20.8 percent. Our deposit mix, on average, did not significantly change in 2004 and 2005. In 2006, we saw a decrease in average savings deposits of $27.6 million. Most of the decrease occurred in our Florida market and appears to be a result of the slowdown which occurred after Hurricane Katrina. Also in 2006 we experienced an increase of $86.5 million in average time deposits. Part of this increase is a result of our efforts to offset the savings deposit decrease in Florida, and the remainder resulted from new account efforts in our other markets. The increase of $235.4 million from 2006 to 2007 was almost entirely attributable to the Peoples purchase, since deposit growth in our gulf coast markets slowed considerably. In 2006, our Florida Bank significantly increased its rates on time deposits in order to attract new deposits to fund loans. As these time deposits matured in 2007, the Florida Bank offered lower replacement rates. As a result, deposits at the Florida Bank decreased by approximately $42.1 million from December 31, 2006 to December 31, 2007.

We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 76.7 percent and 72.4 percent at year-end 2007 and 2006, respectively. While our primary deposit-taking emphasis focuses on attracting and retaining core deposits from customers who will also use our other products and services, we have from time to time found it necessary to use non-core funding sources such as large certificates of deposit and other borrowed funds. This was the case in periods of very rapid loan growth such as we experienced during 2004 and 2005. We do not currently need to access our non-core funding sources, as internally generated funds are supplying our liquidity needs. While we might consider using non-core funding sources again during periods when loan growth exceeds core deposit growth, we currently intend to reduce our reliance on these sources of funds.

Table 6

AVERAGE DEPOSITS

	Average for the Year
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	Outstanding	Paid	Outstanding	Paid	Outstanding	Paid
	(Dollars in thousands)

Non-interest-bearing demand deposits	$174,867		$180,008		$207,091
Interest-bearing demand deposits	369,475	2.66%	254,531	1.99%	245,605	.98%
Savings deposits	84,102	1.92	92,319	2.16	119,874	1.25
Time deposits	649,153	5.01	515,370	4.47	428,841	3.05

Total average deposits	$1,277,597		$1,042,228		$1,001,411

Table 7 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2007. Deposits of $426.3 million in this category represented 23.3 percent of total deposits at year-end 2007, compared to $304.9 million representing 27.6 percent of total deposits at year-end 2006.

Table 7

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2007
Under	3-12	Over
3 Months	Months	12 Months	Total
(Dollars in thousands)

$164,426	$211,191	$50,645	$426,262

Short-term borrowings include three items: (1) federal funds purchased; (2) securities sold under agreements to repurchase, which are overnight transactions with large corporate customers, commonly referred to as “repos”; and (3) other, representing borrowings from the FHLB and a short-term loan from an unrelated lender. We sold federal funds of $67.9 million on average during 2007 while average short-term borrowings were $3.3 million. During 2005, as Table 8 demonstrates, we relied much more than we have historically on short-term borrowings as a funding source to meet rapid loan growth; however, our liquidity position improved in 2006 and into 2007, and we relied less on short-term borrowings as a loan funding source.

Table 8

SHORT-TERM BORROWINGS

	2007			2006			2005
		Average	Weighted-		Average	Weighted-		Average	Weighted-
	Maximum	Balance	Average	Maximum	Balance	Average	Maximum	Balance	Average
	Month-End	During	Interest	Month-End	During	Interest	Month-End	During	Interest
	Balance	Year	Rate	Balance	Year	Rate	Balance	Year	Rate
	(Dollars In thousands)

Federal funds purchased	$0	$47	5.06%	$0	$50	4.76%	$36,600	$8,126	3.27%
Securities sold under agreement to repurchase	5,002	3,028	2.43	17,018	9,557	4.41	10,297	9,096	1.98
Other	843	246	3.68	0	0	n/a	1,000	513	2.92

Total short-term borrowings		$3,321	2.47%		$9,607	4.41%		$17,735	2.60%

FHLB Advances and Long-term Debt

We have used FHLB advances in the past as an alternative to other funding sources with similar maturities. FHLB advances, as a funding source, are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $65.3 million at December 31, 2007 compared to $61.5 million as of December 31, 2006. We use our long-term FHLB advances primarily to fund loan originations. During 2007 we repaid FHLB advances as they matured in an effort to reduce our dependency on these types of funds. We acquired $45.1 million in FHLB advances in the Peoples purchase.

Of our outstanding FHLB advances at December 31, 2007, $50.3 million had fixed interest rates and one $15.0 million advance had a variable interest rate that reprices quarterly. Note 12 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust I (the “Trust”), which the Trust purchased with the $18 million proceeds of trust preferred securities it sold to investors. The note payable matures in December 2033. We pay interest on the note to the Trust, and the Trust pays dividends on the trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for CommerceSouth, Inc. We do not have the option to repay any amounts of the note payable until December 2008.

In 2006, we again increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust II (“Trust II”), which Trust II purchased with the $15 million proceeds of trust preferred securities it sold to an investor. The note payable matures in 2037. We pay interest on the note to Trust II, and Trust II pays dividends on the trust preferred securities quarterly. The interest rate we and Trust II pay is reset quarterly at Three-Month LIBOR plus 164 basis points. We used $7.5 million of the proceeds from the note payable to repay a bank loan. The remainder was used for general corporate purposes. We do not have the option to repay any amounts of the note payable until 2012.

In 2007, we obtained a $38 million term loan which we used to finance a portion of the purchase price for The Peoples BancTrust Company. The loan matures in October of 2010 and bears an interest rate of one month LIBOR plus 145 basis points. This loan is carried as Long-term Debt.

Asset/Liability Management

The purpose of asset/liability management is to maximize return while minimizing risk. Maximizing return means achieving or exceeding our profitability and growth goals. Minimizing risk means managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our asset/liability management involves a comprehensive approach to Statement of Condition management that meets the risk and return criteria established by Management and the Board of Directors. Management does not typically use derivative financial instruments as part of the asset/liability management process.

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

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 11, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, we would expect a net increase in net interest income of $543 thousand for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $3.8 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet its funding needs with its available sources of funds. It represents our ability to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we have available, if needed, federal funds lines of credit of $81.5 million and FHLB lines of credit $31.3 million. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and, when appropriate, implements corrective measures in the event certain liquidity parameters are exceeded.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities. Cash flows from operating activities provided $20.8 million in 2007 compared to $12.6 million in 2006 and $20.5 million in 2005. Net cash from investing activities provided $60.1 million in 2007 compared to net cash used in investing activities of $19.1 million in 2006 primarily due to the purchase of The People BancTrust Company. Net cash used in financing activities was $81.1 million compared to net cash provided by financing activities of $38.2 million in 2006, due primarily to the decrease in deposits of $71.7 million. The net decrease in cash and cash equivalents was $162 thousand in 2007, compared to a net increase of $31.7 million in 2006 and $40.7 million in 2005. We acquired net cash and cash equivalents of $22.2 million in 2007 through the purchase of Peoples.

Contractual Obligations

Table 9 presents information about our contractual obligations, which by their terms are not short-term, at December 31, 2007.

Table 9

CONTRACTUAL OBLIGATIONS

	One Year	Over One	Four to	More Than
	or Less	to Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

FHLB advances and long-term debt(1)	$43,245	$48,338	$0	$45,758	$137,341
Operating leases	529	896	468	1,683	3,576
Tax contingencies	130	578	257	0	965
Payments to pension plan	1,000	0	0	0	1,000
Certificates of deposit	759,862	73,937	16,311	1,188	851,298

Total	$804,766	$123,749	$17,036	$48,629	$994,180

(1)	Refer to Note 12 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2007 was $34.4 million, and that sum represents the Company’s maximum credit risk. At December 31, 2007, the Company had $344 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Table 10 presents information about our off-balance sheet arrangements at December 31, 2007.

Table 10

OFF-BALANCE SHEET ARRANGEMENTS

		Over One Year
	One Year	Through Five	Over
	or Less	Years	Five Years	Total
		(Dollars in thousands)

Lines of credit — unused	$222,260	$30,708	$13,951	$266,919
Standby letters of credit	33,350	1,091	0	34,441

Total	$255,610	$31,799	$13,951	$301,360

Interest Rate Sensitivity

Management attempts to maintain a proper balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market by monitoring our interest rate sensitivity. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, we can identify interest rate risk. The interest sensitivity analysis presented in Table 11 is based on this type of gap analysis, which assumes that rates earned on interest-earning assets and rates paid on interest-bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities typically change at different times and in varying amounts.

Changes in the composition of interest-earning assets and interest-bearing liabilities can increase or decrease net interest revenue without affecting interest rate sensitivity. The interest rate spread between assets and their corresponding liabilities can be significantly changed while the repricing interval for both remains unchanged, thus impacting net interest revenue. Over a period of time, net interest revenue can increase or decrease if one side of the Statement of Condition reprices before the other side. An interest sensitivity ratio of 100 percent (earning assets divided by interest-bearing liabilities), which represents a matched interest rate sensitive position, does not guarantee maximum net interest revenue. Management evaluates several factors, including the general direction of interest rates, before making adjustments to earning assets. Management tries to determine the type of investment and the maturity needed to maximize net interest revenue while minimizing interest rate risk. Management may, from time to time, accept calculated risks associated with interest rate sensitivity in an attempt to maximize net interest revenue. We have not in the past used derivative financial instruments to manage interest rate sensitivity, however, in the recent Peoples merger, we acquired an interest rate contract. Peoples purchased the interest rate contract to manage interest rate risk in its loan portfolio. The contract has a notional amount of $50 million, indexed to prime, with an index strike (floor) of 6.5%. If prime rate falls below 6.5%, then we will receive the difference between the interest on $50 million calculated at the current prime rate and the interest on $50 million calculated at the index strike price of 6.5%. The interest rate contract expires in 2011.

At December 31, 2007, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 92.9 percent, and our twelve-month cumulative gap position was 83.5 percent. Both positions were within the range established by Management as acceptable. Our three-month gap position indicates that, in a period of rising interest rates, each $0.93 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to decrease during the three-month period of rising rates, as interest expense increases would exceed increases in interest income. Likewise, our twelve-month gap position indicates that each $0.84 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in the same amounts.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Investment securities are included in the period in which they are scheduled to mature. Certificates of deposit are presented according to contractual maturity dates.

Table 11

INTEREST SENSITIVITY ANALYSIS

	December 31, 2007
				Non-Interest
				Rate
	Interest Rate Sensitive			Sensitive
	Within (Cumulative)			Within 5
	3 Months	3-12 Months	1-5 Years	Years	Total
		(Dollars in thousands)

INTEREST-EARNING ASSETS
Loans and leases(1)	$853,556	$1,120,419	$1,488,018	$152,071	$1,640,089
Unearned income	0	0	0	(7,413)	(7,413)
Less allowance for loan losses	0	0	0	(23,775)	(23,775)

Net loans	853,556	1,120,419	1,488,018	120,883	1,608,901
Investment securities	51,519	69,200	133,146	112,731	245,877
Federal funds sold	59,400	59,400	59,400	0	59,400
Interest-bearing deposits in other financial institutions	11,215	11,215	11,215	0	11,215

Total interest-earning assets	$975,690	$1,260,234	$1,691,779	$233,614	$1,925,393

INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$242,243	$242,243
Interest-bearing demand deposits	629,220	629,220	629,220	0	629,220
Savings deposits(2)	0	0	0	105,166	105,166
Large denomination time deposits	164,426	375,617	416,633	9,629	426,262
Other time deposits	162,205	384,245	417,166	7,870	425,036
Short-term borrowings	4,198	4,198	4,198	0	4,198
FHLB advances and long-term debt	90,096	115,266	125,604	11,737	137,341

Total interest-bearing liabilities	$1,050,145	$1,508,546	$1,592,821	$376,645	$1,969,466

Interest rate sensitivity gap	$(74,455)	$(248,312)	$98,958
Interest-earning assets/interest-bearing liabilities	.93	.84	1.06
Interest rate sensitivity gap/interest-earning assets	(.08)	(.20)	.06

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.

(2)	Certain types of savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $141.2 million at December 31, 2007 compared to $94.4 million at December 31, 2006 and $86.3 million at December 31, 2005. At year-end 2007, our Tier 1 capital ratio was 9.60%, a decrease from 11.51% at year-end 2006. The decrease resulted primarily from purchase accounting and the acquisition of Peoples.

In December 2003, we formed a wholly-owned statutory trust subsidiary (the “Trust”). The Trust issued $18.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from the Trust’s sale of trust preferred securities by issuing junior subordinated debentures to the Trust and used the proceeds to partially finance the purchase price of CommerceSouth, Inc. In December 2006, we formed another wholly-owned statutory trust subsidiary (“Trust II”). Trust II issued $15.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from Trust II’s sale of trust preferred securities by issuing junior subordinated debentures to Trust II and used the proceeds to repay $7.5 million of long-term debt and for general corporate purposes. Under revised Interpretation No. 46 (“FIN 46R”) promulgated by Financial Accounting Standards Board (“FASB”), both the Trust and Trust II must be deconsolidated with us for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital. We believe that our trust preferred securities qualify under these revised regulatory capital rules and expect that we will continue to treat our $33.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to our tangible common shareholders’ equity to calculate Tier 1 capital.

Our leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 8.86% at year-end 2007 compared to 10.02% at year-end 2006. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 9.60 percent and 10.84 percent, respectively, at December 31, 2007. We exceeded the minimum risk-based capital guidelines at December 31, 2007, 2006, and 2005. The minimum guidelines are shown in Table 12. (See “Management’s Discussion and Analysis — Capital Adequacy,” and Note 16 of Notes to Consolidated Financial Statements).

Table 12

RISK-BASED CAPITAL

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Tier 1 capital —
Tangible common shareholders’ equity	$141,191	$94,410	$86,274
Payable to business trust	33,000	33,000	18,000

Total Tier 1 capital	$174,191	$127,410	$104,274

Tier 2 capital —
Allowable portion of the allowance for loan losses	$22,449	$13,860	$13,449

Total capital (Tier 1 and Tier 2)	$196,640	$141,270	$117,723

Risk-adjusted assets	$1,814,850	$1,106,511	$1,074,813
Quarterly average assets	1,965,667	1,271,077	1,241,353
Risk-based capital ratios:
Tier 1 capital	9.60%	11.51%	9.70%
Total capital (Tier 1 and Tier 2)	10.84%	12.77%	10.95%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	8.86%	10.02%	8.40%

Results of Operations

Net Interest Revenue

Net interest revenue, the difference between amounts earned on interest-earning assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Major factors influencing net interest revenue are changes in interest rates, changes in the volume of assets and liabilities and changes in the asset/liability mix. Presented in Table 13 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest- bearing liabilities for the past three years.

Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total average interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2007, on a tax equivalent basis, decreased 66 basis points to 3.95 percent compared to 4.61 percent in 2006. From mid-2004 through mid-2006, rising interest rates and a large increase in our loan volume resulted in an increase to our net yield. This trend continued until the Federal Reserve stopped increasing rates in mid-2006. The Federal Reserve’s monetary policy, combined with slower loan growth in 2006, resulted in margin compression. In 2006 and 2007 several loans were placed on non-accrual, adding to the reduced net interest margin in 2007. Our liquidity position improved in the latter part of 2006, and in 2007 we became less aggressive in pricing deposits. This proved to be a prudent decision as loan demand decreased, and we experienced a more stable net interest margin.

From August of 2007 and into early 2008 the Federal Reserve has reduced rates 225 basis points, and our net interest margin has remained stable during this time. Further cuts could erode our margin by limiting our ability to offset point for point asset yield reductions with liability costs. Liability cost reductions could be restrained by competition for deposits as well as the inability to aggressively lower deposit rates below the already low levels in some categories.

Table 13

NET INTEREST REVENUE

	2007			2006			2005
	Average		Interest	Average		Interest	Average		Interest
	Amount	Average	Earned/	Amount	Average	Earned/	Amount	Average	Earned/
	Outstanding	Rate	Paid	Outstanding	Rate	Paid	Outstanding	Rate	Paid
	Dollars in thousands

Interest-earning assets
Taxable securities	$99,996	5.33%	$5,334	$80,467	4.78%	$3,845	$88,054	4.22%	$3,714
Non-taxable securities	42,453	4.06	1,722	45,167	4.02	1,817	49,148	4.07	2,002

Total securities	142,449	4.95	7,056	125,634	4.51	5,662	137,202	4.17	5,716
Loans and leases(1)	1,147,714	8.03	92,126	999,034	8.13	81,214	952,701	7.00	66,707
Federal funds sold	67,947	5.24	3,560	26,171	4.94	1,292	13,918	3.38	470
Interest-bearing deposits	23,248	5.52	1,283	370	5.41	20	241	4.98	12

Total interest-earning assets	1,381,358	7.53	104,025	1,151,209	7.66	88,188	1,104,062	6.60	72,905

Non-interest-earning assets
Cash and due from banks	46,926			46,423			46,262
Premises and equipment, net	56,480			44,038			38,773
Other real estate owned, net	4,288			593			394
Other assets	31,596			24,738			13,634
Intangible assets, net	57,293			45,364			46,127
Assets of discontinued operations	0			0			31,598
Allowance for loan losses	(19,901)			(14,815)			(10,667)

Total	$1,558,040			$1,297,550			$1,270,183

Interest-bearing liabilities
Interest-bearing demand and savings deposits	$453,577	2.52%	$11,448	$346,850	2.03%	$7,053	$365,479	1.07%	$3,912
Time deposits	649,153	5.01	32,523	515,370	4.47	23,034	428,841	3.05	13,089
Short-term borrowings	3,321	2.47	82	9,607	4.41	424	17,735	2.60	461
FHLB advances and long-term debt	99,687	6.21	6,192	99,270	5.45	5,412	83,358	4.08	3,399

Total interest-bearing liabilities	1,205,738	4.17	50,245	971,097	3.70	35,923	895,413	2.33	20,861

Non-interest-bearing liabilities
Non-interest bearing demand deposits	174,867			180,008			207,091
Liabilities of discontinued operations	0			0			28,817
Other liabilities	14,314			10,102			11,403

	189,181			190,110			247,311

Shareholders’ equity	163,121			136,343			127,459

Total	$1,558,040			$1,297,550			$1,270,183

Net Interest Revenue		3.36%	$53,780		3.96%	$52,265		4.27%	$52,044

Net yield on interest-earning assets		3.89%			4.54%			4.72%
Tax equivalent adjustment		0.06			0.07			0.08

Net yield on interest-earning assets (tax equivalent)		3.95%			4.61%			4.80%

(1)	Loans classified as non-accrual are included in the average volume classification. Loan fees of $1,194, $2,252 and $3,411 for the years ended 2007, 2006 and 2005, respectively, are included in the interest amounts for loans.

Table 14 reflects the changes in our sources of taxable-equivalent interest income and expense between 2007 and 2006 and between 2006 and 2005. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2007 was slightly higher than 2006. Total interest revenue increased by $15.8 million, while total interest expense increased by $14.3 million. The increases in both total interest revenue and total interest expense were primarily attributable to volume rather than to changes caused by interest rates. Due to decreased loan demand in certain markets, we lowered our deposit rates. The decrease in rates we paid on deposits resulted in a substantial decrease in total deposits in these markets.

Tax-equivalent net interest revenue in 2006 was approximately the same as in 2005. Total interest revenue increased by $15.2 million, while total interest expense increased by $15.1 million. The increases in both total interest revenue and total interest expense were primarily caused by rising interest rates. The change in outstanding interest earning assets and interest bearing liabilities had less influence on tax-equivalent net interest revenue in 2006 compared to 2005.

Table 14

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

	2007 Change From 2006			2006 Change From 2005
		Increase (Decrease)			Increase (Decrease)
	Total	Due to(1)		Total	Due to(1)
	Change	Volume	Rate	Change	Volume	Rate
	Dollars in thousands

Interest revenue:
Taxable securities	$1,489	$971	$518	$131	$(344)	$475
Non-taxable securities	(138)	(158)	20	(268)	(235)	(33)

Total securities	1,351	813	538	(137)	(579)	442
Loans and leases	10,912	12,073	(1,161)	14,507	3,636	10,871
Federal funds sold	2,268	2,073	195	822	491	331
Deposits	1,263	1,237	26	8	7	1

Total	15,794	16,196	(402)	15,200	3,555	11,645

Interest expense:
Interest-bearing demand and savings deposits	4,395	2,407	1,988	3,141	(361)	3,502
Other time deposits	9,489	6,228	3,261	9,945	3,443	6,502
Short-term borrowings	(342)	(242)	(100)	(37)	(259)	222
FHLB advances and long-term debt	780	26	754	2,013	809	1,204

Total	14,322	8,419	5,903	15,062	3,632	11,430

Net interest revenue	$1,472	$7,777	$(6,305)	$138	$(77)	$215

(1)	The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

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

Table 15 sets forth certain information with respect to our average loans, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2007.

Table 15

SUMMARY OF LOAN LOSS EXPERIENCE

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Allowance for loan losses —
Balance at beginning of year	$16,328	$14,013	$9,608	$7,786	$4,898
Balance of acquired banks	6,740	0	0	0	3,424
Charge-offs
Commercial, financial and agricultural	2,170	1,797	1,095	1,254	1,904
Real estate- construction	8,831	7	0	0	0
Real estate — mortgage	876	518	131	568	102
Installment	828	316	428	497	626

Total charge-offs	12,705	2,638	1,654	2,319	2,632

Recoveries
Commercial, financial and agricultural	476	159	133	63	37
Real estate — construction	95	0	0	0	0
Real estate — mortgage	63	43	39	16	19
Installment	343	157	162	165	199

Total recoveries	977	359	334	244	255

Net charge-offs	11,728	2,279	1,320	2,075	2,377

Provision charged to operating expense	12,435	4,594	5,725	3,897	1,841

Allowance for loan and lease losses — balance at end of year	$23,775	$16,328	$14,013	$9,608	$7,786

Loans and leases at end of year, net of unearned income	$1,632,676	$1,004,735	$993,352	$862,207	$647,379
Ratio of ending allowance to ending loans and leases	1.46%	1.63%	1.41%	1.11%	1.20%
Average loans and leases, net of unearned income	$1,147,714	$999,034	$952,701	$726,791	$370,004
Non-performing loans and leases from continuing operations	36,026	16,208	6,762	2,947	3,553
Ratio of net charge-offs to average loans and leases	1.02%	.23%	.14%	.29%	.64%
Ratio of ending allowance to total non-performing loans	65.99%	100.74%	207.23%	326.03%	219.14%

Net charge-offs were $11.7 million in 2007 compared to $2.3 million in 2006 and $1.3 million in 2005. The allowance for loan losses as a percentage of loans was 1.46 percent at December 31, 2007, 1.63 percent at December 31, 2006 and 1.41 percent at December 31, 2005.

The increase in net charge-offs and the purchase of Peoples, which had a ratio of ending allowance to ending loans at the acquisition date of 1.00%, resulted in a decrease, to 1.46%, in our ratio of ending allowance to ending loans, from 1.63% in 2006, despite our significant increase in the provision charged to operating expense. The provision charged to operating expense was $12.4 million in 2007 compared to $4.6 million in 2006. The greater than normal charge-offs, particularly in real estate construction loans, is attributable to the real estate market slow-down in our coastal markets. Management believes the increase in the provision charged to operating expense is warranted due to increased charged-off loans, the increase in non-performing loans and the decrease in the ratio of allowance for loan losses to non-performing loans. Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans also affected the allocation of the allowance for loan losses. The changes in the allocation of the allowance for loan losses (see table 16) from 2007 to 2006 are primarily attributable to the increase in non-performing loans secured by real estate.

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2007. Deterioration of the credit quality of loans in our portfolio, especially loans along the immediate Gulf Coast, could lead to an increase in the provision for loan losses in future periods.

Table 16

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2007		2006		2005
		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans	Allocation	Loans
			(Dollars in thousands)

Commercial, financial & agricultural	$5,363	23.25%	$3,962	19.52%	$4,443	16.96%
Real estate	15,637	70.57	11,643	75.02	8,513	77.44
Installment	2,775	6.18	723	5.46	1,057	5.60

Total	$23,775	100.00%	$16,328	100.00%	$14,013	100.00%

	2004		2003
		Percentage of		Percentage of
		Loans in		Loans in
		Each		Each
		Category		Category
	Allowance	to Total	Allowance	to Total
	Allocation	Loans	Allocation	Loans
	(Dollars in thousands)

Commercial, financial & agricultural	$5,709	20.40%	$5,466	25.68%
Real estate	3,295	73.24	1,675	66.22
Installment	604	6.36	645	8.10

Total	$9,608	100.00%	$7,786	100.00%

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

Table 17 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned, all with respect to continuing operations. Non-performing loans were $36.0 million at year-end 2007 compared to $16.2 million at year-end 2006. Loans on non-accrual increased to $36.0 million from $15.3 million at December 31, 2006, primarily a result of placing several real estate loans along our coastal markets on non-accrual. As previously discussed, we have experienced a substantial slow-down in the real estate markets along our gulf coast markets. Management anticipates foreclosing on the collateral securing the loans to these borrowers and has reserved an amount in the allowance for loan losses to cover the anticipated losses on these loans. These anticipated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local BancTrust personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan losses as a percentage of loans decreased to 1.46% at December 31, 2007 from 1.63% at December 31, 2006. (see Table 15).

Total non-performing assets as a percentage of loans and other real estate owned at year-end 2007 was 3.07 percent compared to 1.74 percent at year-end 2006 and .72 percent at year-end 2005.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. BancTrust identified $17.6 million of loans acquired from Peoples to which the application of the provisions of SOP 03-03 was required and charged-off approximately $293 thousand related to these loans.

Table 17

SUMMARY OF NON-PERFORMING ASSETS OF CONTINUING OPERATIONS

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Accruing loans 90 days or more past due	$25	$0	$551	$51	$64
Loans on non-accrual	36,001	15,293	5,267	1,924	2,489
Renegotiated loans	0	915	944	972	1,000

Total non-performing loans	36,026	16,208	6,762	2,947	3,553
Other real estate owned	14,524	1,250	428	664	1,055

Total non-performing assets	$50,550	$17,458	$7,190	$3,611	$4,608

Accruing Loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%	0.06%	0.01%	0.01%
Total non-performing loans as a percentage of loans and leases	2.21%	1.61%	0.68%	0.34%	0.55%
Total non-performing assets as a percentage of loans, leases and other real estate owned	3.07%	1.74%	0.72%	0.42%	0.71%

Details of Non-Accrual Loans

The impact of non-accrual loans on interest income over the past five years is shown in Table 18. Not included in the table are potential problem loans totaling $21.5 million at December 31, 2007. The increase in potential problem loans of $10.8 million since September 30, 2007 results primarily from the Peoples purchase. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Table 18

DETAILS OF NON-ACCRUAL LOANS

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Principal balance at December 31,	$36,001	$15,293	$5,267	$1,924	$2,489
Interest that would have been recorded under original terms for the years ended December 31,	$2,374	$1,211	$430	$145	$111
Interest actually recorded in the financial statements for the years ended December 31,	$1,816	$452	$155	$69	$30

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $14.6 million in 2007 compared to $11.6 million in 2006, an increase of 25.8 percent. Service charges on deposit accounts increased 47.8 percent. Non-interest revenue was affected by the acquisition completed in the fourth quarter of 2007. Trust revenue increased 36.5 percent. Trust revenue increased due to the volume of accounts and the acquisition completed in the fourth quarter of 2007. Mortgage fee income, the largest component of other income, charges and fees, decreased $497 thousand, or 19.3 percent, in 2007 compared to 2006. Mortgage fee income has been impacted by the slow-down in the real estate market, particularly, second home purchase volume in our coastal markets. We believe the slow-down in our coastal markets is attributable to the severe storms in 2004 and 2005, to the inability in certain circumstances to obtain insurance on real estate within these markets, and the overall slow-down in secondary real estate markets.

Table 19

NON-INTEREST REVENUE

	Year-Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Non-Interest Revenue:
Service charges on deposit accounts	$6,983	$4,726	$4,450
Trust revenue	3,044	2,229	1,743
Securities gains (losses), net	3	(44)	125
Other income, charges and fees	4,591	4,709	4,669

Total	$14,621	$11,620	$10,987

One measure of performance in the banking industry is the efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue. A lower efficiency ratio indicates a more efficient company. The ratio can be lowered by increasing revenue or by decreasing expenses. Our efficiency ratio in 2007 was 69.1 percent compared to 61.4 percent in 2006, and the decrease in the net interest margin in 2007 was the primary contributor to the negative change. Included in the efficiency ratio calculation was $1.2 million in intangible amortization in 2007 and $749 thousand in intangible amortization expense in 2006.

Non-interest expense increased 20.3 percent in 2007 compared to 2006. Most of this increase is attributable to the acquisition we completed early in the fourth quarter of 2007. Salary and benefit expense, advertising expenditures, accounting fees and office supplies increased in anticipation of and as a direct result of the acquisition. Furniture and equipment expense increased $783 thousand and occupancy expense increased $1.4 million. The acquisition contributed to a substantial part of this increase, as did the opening of several new branches and the upgrade of our core processing system in 2007. Advertising expense increased due to a new marketing initiative focused on capturing market share from institutions affected by the recent disruptions in our Mobile market related to several regional bank mergers. Since the completion of our merger with

Peoples, we have experienced a decrease in certain non-interest expense categories. We anticipate continued cost savings in 2008 related to the merger.

Table 20

NON-INTEREST EXPENSE

	Year-Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Non-Interest Expense:
Salaries	$18,661	$14,557	$13,826
Pension and other employee benefits	5,503	6,832	6,104
Furniture and equipment expense	3,718	2,935	2,990
Net occupancy expense	4,501	3,100	2,821
Intangible amortization	1,227	749	749
Other expense	14,163	11,529	10,772

Total	$47,773	$39,702	$37,262

Income Taxes

Income tax expense from continuing operations was $2.0 million in 2007 compared to $6.3 million in 2006 and $6.8 million in 2005. Our effective combined tax rate from continuing operations was 24.5 percent in 2007 compared to 32.2 percent in 2006 and 33.8 percent in 2005. The change in the effective combined tax rate from 2007 to 2006 is attributable in part to the decrease in taxable income. Non-taxable income was relatively unchanged.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)

Interest revenue	$23,750	$23,920	$22,842	$33,513	$104,025
Interest expense	11,670	11,720	10,811	16,044	50,245

Net interest revenue	12,080	12,200	12,031	17,469	53,780
Provision for loan losses	786	2,933	1,167	7,549	12,435
Non-interest revenue	2,991	3,183	3,234	5,213	14,621
Non-interest expense	10,767	10,843	10,812	15,351	47,773

Income before income taxes	3,518	1,607	3,286	(218)	8,193
Income tax expense	1,067	351	927	(338)	2,007

Net income	$2,451	$1,256	$2,359	$120	$6,186

Basic income per share	$.22	$.11	$.21	$.01	$.49

Diluted income per share	$.22	$.11	$.21	$.01	$.49

	2006
	First	Second	Third	Fourth	Total
	(Dollars In thousands except per share amounts)

Interest revenue	$20,670	$21,841	$22,743	$22,934	$88,188
Interest expense	7,344	8,478	9,609	10,492	35,923

Net interest revenue	13,326	13,363	13,134	12,442	52,265
Provision for loan losses	692	691	1,199	2,012	4,594
Non-interest revenue	2,682	2,729	3,288	2,921	11,620
Non-interest expense	9,781	9,571	10,060	10,290	39,702

Income before income taxes	5,535	5,830	5,163	3,061	19,589
Income tax expense	1,808	1,937	1,742	816	6,303

Net income	$3,727	$3,893	$3,421	$2,245	$13,286

Basic income per share	$.33	$.35	$.31	$.20	$1.19

Diluted income per share	$.33	$.35	$.30	$.20	$1.17

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 beginning on page 35 under the headings “Asset/Liability Management” and “Liquidity” and on page 37 under the heading “Interest Rate Sensitivity.”

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2007 and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

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
F. Michael Johnson
Chief Financial Officer

Management’s Report on Internal Control Over Financial Reporting

Management of BancTrust Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. BancTrust’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In conducting the evaluation of the effectiveness of its internal control over financial reporting, BancTrust excluded the operations of The Peoples BancTrust Company, Inc., which merged with BancTrust on October 15, 2007. At the acquisition date, total assets of Peoples were $999 million. Further information concerning the acquisition of Peoples appears in Note 2, Business Combinations and Dispositions, to the accompanying audited consolidated financial statements.

Based on its assessment, Management believes that, as of December 31, 2007, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on BancTrust’s internal control over financial reporting as of December 31, 2007, is included on page 52 of this Report on Form 10-K.

W. Bibb Lamar, Jr.
President and Chief Executive Officer

F. Michael Johnson
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancTrust Financial Group, Inc.:

We have audited BancTrust Financial Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

The Company acquired Peoples Bank & Trust Company, Inc. (Peoples) on October 15, 2007. Total assets of Peoples at the acquisition date totaled 999 million. Management excluded People’s internal control over financial reporting from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Peoples.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Birmingham, Alabama
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for uncertainties in income taxes, effective January 1, 2006, its method of accounting for share-based payment and evaluating prior year misstatements, and effective December 31, 2006, its method of accounting for defined benefit pension plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Birmingham, Alabama
March 17, 2008

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition
As of December 31, 2007 and 2006

	December 31,
	2007	2006
	(Dollars and shares in thousands)

ASSETS:
Cash and due from banks	$58,166	$55,228
Federal funds sold	59,400	62,500

Total cash and cash equivalents	117,566	117,728
Interest-bearing deposits	11,215	8,918
Securities available for sale	245,877	118,498
Loans held for sale	3,631	4,811
Loans and leases	1,629,045	999,924
Allowance for loan and lease losses	(23,775)	(16,328)

Loans and leases, net	1,605,270	983,596

Premises and equipment, net	88,334	47,324
Accrued income receivable	12,481	7,819
Goodwill	95,643	41,952
Other intangible assets, net	12,978	2,995
Cash surrender value of life insurance	15,106	5,123
Other Real Estate Owned	14,524	1,250
Other assets	17,469	13,392

Total Assets	$2,240,094	$1,353,406

LIABILITIES:
Deposits
Interest-bearing	$1,585,684	$929,646
Non-interest-bearing	242,243	174,483

Total deposits	1,827,927	1,104,129
Short-term borrowings	4,198	4,120
FHLB advances and long-term debt	137,341	95,521
Other liabilities	21,108	11,113

Total Liabilities	1,990,574	1,214,883

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — none	—	—
Common stock — $.01 par value
Shares authorized — 20,000
Shares issued — 17,753 in 2007 and 11,422 in 2006	178	114
Additional paid in capital	189,683	80,425
Accumulated other comprehensive loss, net	(291)	(2,241)
Deferred compensation payable in common stock	1,432	1,157
Retained earnings	62,358	62,633
Unearned compensation	0	0
Less:
Treasury stock, at cost — 256 shares in 2007 and 2006	(2,408)	(2,408)
Common stock held in grantor trust — 74 shares in 2007 and 61 shares in 2006	(1,432)	(1,157)

Total shareholders’ equity	249,520	138,523

Total Liabilities and Shareholders’ Equity	$2,240,094	$1,353,406

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)

INTEREST REVENUE:
Loans and leases	$92,126	$81,214	$66,707
Investment securities — taxable	5,334	3,845	3,714
Investment securities — non-taxable	1,722	1,817	2,002
Federal funds sold	3,560	1,292	470
Interest-bearing deposits	1,283	20	12

Total interest revenue	104,025	88,188	72,905

INTEREST EXPENSE:
Deposits	43,971	30,087	17,001
FHLB advances and long-term debt	6,192	5,412	3,399
Short-term borrowings	82	424	461

Total interest expense	50,245	35,923	20,861

Net interest revenue	53,780	52,265	52,044
Provision for loan and lease losses	12,435	4,594	5,725

Net interest revenue after provision for loan and lease losses	41,345	47,671	46,319

NON-INTEREST REVENUE:
Service charges on deposit accounts	6,983	4,726	4,450
Trust revenue	3,044	2,229	1,743
Securities gains (losses), net	3	(44)	125
Other income, charges and fees	4,591	4,709	4,669

Total non-interest revenue	14,621	11,620	10,987

NON-INTEREST EXPENSE:
Salaries	18,661	14,557	13,826
Pension and other employee benefits	5,503	6,832	6,104
Furniture and equipment expense	3,718	2,935	2,990
Net occupancy expense	4,501	3,100	2,821
Intangible amortization	1,227	749	749
Other expense	14,163	11,529	10,772

Total non-interest expense	47,773	39,702	37,262

Income from continuing operations before income taxes	8,193	19,589	20,044
Income tax expense	2,007	6,303	6,767

Income from continuing operations	6,186	13,286	13,277

Income from discontinued operations before income taxes	0	0	575
Gain on sale of discontinued operations before income taxes	0	0	2,411

Total income from discontinued operations before income taxes	0	0	2,986
Income tax expense	0	0	1,144

Income from discontinued operations	0	0	1,842

Net income	$6,186	$13,286	$15,119

Basic income per share from continuing operations	$.49	$1.19	$1.19

Basic income per share from discontinued operations	$.00	$.00	$.17

Diluted income per share from continuing operations	$.49	$1.17	$1.19

Diluted income per share from discontinued operations	$.00	$.00	$.16

Basic earnings per share	$.49	$1.19	$1.36

Diluted earnings per share	$.49	$1.17	$1.35

Weighted-average shares outstanding — basic	12,521	11,151	11,104

Weighted-average shares outstanding — diluted	12,704	11,308	11,188

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated	Unearned/
				Other	Deferred
	Common Stock		Additional	Comprehensive	Compensation			Common Stock
	Shares	Amount	Paid in	Income	Payable in	Retained	Treasury	Held in
	Issued		Capital	(loss), Net	Common Stock	Earnings	Stock	Grantor Trust	Total
	(Dollars and shares in thousands, except per share amounts)

Balance, December 31, 2004	11,277	113	77,829	501	864	46,148	(2,408)	(864)	122,183
Comprehensive income:
Net income						15,119			15,119
Minimum pension liability adjustment, net of taxes				(238)					(238)
Net change in fair values of securities available for sale, net of taxes				(1,598)					(1,598)

Total comprehensive income									13,283
Dividends declared ($.52 per share)						(5,779)			(5,779)
Purchase of deferred compensation treasury shares					227			(227)	0
Deferred compensation payable in common stock held in grantor trust					(95)			95	0
Shares issued under dividend reinvestment plan	12		250						250
Common stock issued to directors	8		158						158
Restricted stock issued			470		(324)				146
Common stock options exercised	72	1	797						798

Balance, December 31, 2005	11,369	114	79,504	(1,335)	672	55,488	(2,408)	(996)	131,039

SAB 108 adjustment, net of taxes						(258)			(258)

Balance, January 1, 2006, as adjusted	11,369	114	79,504	(1,335)	672	55,230	(2,408)	(996)	130,781

Comprehensive income:
Net income						13,286			13,286
Minimum pension liability adjustment, net of taxes				(182)					(182)
Net change in fair values of securities available for sale, net of taxes				99					99

Total comprehensive income									13,203
Dividends declared ($.52 per share)						(5,844)			(5,844)
Purchase of deferred compensation treasury shares					248			(248)	0
Deferred compensation payable in common stock held in grantor trust					(87)			87	0
Shares issued under dividend reinvestment plan	14		289						289
Restricted stock issued			514						514
Effect of adoption of SFAS. No. 123R			(324)		324				0
Effect of adoption of SFAS. No. 158, net of taxes				(823)		(39)			(862)
Common stock options exercised	39	0	442						442

Balance, December 31, 2006	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						6,186			6,186
Recognized net periodic pension benefit cost				137					137
Minimum pension liability adjustment, net of taxes				(225)					(225)
Net change in fair values of securities available for sale, net of taxes				2,038					2,038

Total comprehensive income									8,136
Dividends declared ($.52 per share)						(6,689)			(6,689)
Purchase of deferred compensation treasury shares					296			(296)	0
Deferred compensation payable in common stock held in grantor trust					(21)			21	0
Shares issued under dividend reinvestment plan	14		289						289
Restricted stock issued			655						655
Effect of adoption of Fin 48						228			228
Common stock issued in business combination	6,293	63	108,050						108,113
Common stock options exercised	24	1	264						265

Balance, December 31, 2007	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)

OPERATING ACTIVITIES:
Income from continuing operations	$6,186	$13,286	$13,277
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of premises and equipment	3,872	2,940	2,703
Amortization and accretion of premiums and discounts, net	(82)	510	403
Amortization of intangible assets	1,227	749	749
Provision for loan and lease losses	12,435	4,594	5,725
Securities (gains) losses, net	(3)	44	(125)
Stock compensation	655	514	304
Increase in cash surrender value of life insurance	(313)	(191)	(211)
Loss on sales and write-downs of other real estate owned, net	535	24	5
Gain on sale of other assets	0	(312)	0
Deferred income tax expense (benefit)	415	(831)	(1,742)
Change in operating assets and liabilities:
Loans originated for sale	(136,078)	(144,456)	(170,725)
Loans sold	137,258	146,082	166,229
Accrued income receivable	286	(754)	(1,643)
Other assets	825	(4,105)	(1,455)
(Decrease) increase in other liabilities	(6,386)	(5,474)	7,008

Net cash provided by operating activities	20,832	12,620	20,502

INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other financial institutions	39,720	(8,544)	40
Net increase in loans and leases	(18,787)	(13,951)	(127,534)
Purchases of premises and equipment, net	(8,791)	(10,528)	(5,133)
Proceeds from sales of other real estate owned	4,660	491	671
Proceeds from maturities of securities available for sale	29,156	15,978	15,747
Proceeds from sales of securities available for sale	667	527	2,506
Purchases of securities available for sale	(8,732)	(3,035)	(15,265)
Net cash acquired in business combination	22,170	0	0

Net cash provided by (used in) investing activities	60,063	(19,062)	(128,968)

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(71,740)	62,284	101,887
Net increase (decrease) in short-term borrowings	78	(4,475)	(5,519)
Proceeds from FHLB advances	0	35,000	59,500
Payments on FHLB advances	(41,260)	(55,000)	(8,500)
Proceeds from issuance of long-term debt	38,000	15,464	0
Payments on long-term debt	0	(10,000)	0
Dividends paid	(6,400)	(5,555)	(5,539)
Proceeds from issuance of common stock	0	0	9
Proceeds from exercise of common stock options	265	442	798

Net cash (used in) provided by financing activities	(81,057)	38,160	142,636

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	0	0	1,451
Investing activities	0	0	2,039
Financing activities	0	0	3,030

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	0	0	6,520

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(162)	31,718	40,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	117,728	86,010	45,320

CASH AND CASH EQUIVALENTS AT END OF YEAR	$117,566	$117,728	$86,010

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

Note 1.	Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiaries, BankTrust, headquartered in Mobile, Alabama (the “Alabama Bank”) and BankTrust, headquartered in Santa Rosa Beach, Florida (the “Florida Bank” and collectively, with the Alabama Bank, the “Banks”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans in the Southern two-thirds of Alabama and Northwest Florida and in investment securities. The Banks also offer a range of other commercial bank products and services including insurance and investment products and services and trust services.

BASIS OF FINANCIAL STATEMENT PRESENTATION — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. All dollars and shares set forth in tables are in thousands, except per share amounts. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

A substantial portion of the Company’s loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Cash paid for:
Interest	$49,872	$33,766	$19,551
Income taxes	4,793	16,150	3,230
Non-cash transactions:
Transfer of loans to other real estate owned	12,276	1,337	435
Dividends paid in common stock	277	289	240
Fair value of restricted stock issued	108	1,393	530
Net Assets Acquired	146,704	0	0

SECURITIES AVAILABLE FOR SALE — Securities available for sale are carried at fair value. Amortization of premiums and accretion of discounts are accounted for using the interest method over the estimated life of the security. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

separate component of shareholders’ equity until realized. Securities available for sale may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets.

LOANS AND INTEREST INCOME — Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans using the interest method.

Interest on loans is accrued and credited to income based on the principal amount outstanding.

Loans are considered past due based on the contractual due date. The accrual of interest on loans is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual unless there is sufficient collateral to assure collectibility of principal and interest and the loan is in the process of collection. Upon such discontinuance, all unpaid accrued interest is reversed against current income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to Management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans held for sale are carried at the lower of aggregate cost or market value.

ALLOWANCE FOR LOAN LOSSES — The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standard (“SFAS”) Nos. 114 and 5 and other regulatory guidance. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, the Banks determine estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans that are not individually evaluated. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience,

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

PREMISES AND EQUIPMENT — Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2007, 2006 or 2005.

OTHER REAL ESTATE OWNED — Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

ASSETS AVAILABLE FOR SALE — In 2004, the Company purchased a parcel of land which it then sub-divided into three lots. One lot was used as a branch location. The remainder of the land was transferred to assets available for sale. One lot was sold in 2006. The remaining lot is reported at the lower of cost or fair value less any cost of disposal. The carrying amount at December 31, 2007 and 2006 is included in other assets and was $806 thousand for both years.

INCOME TAXES — The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

INTANGIBLE ASSETS — Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. There were no impairment losses recorded in 2007, 2006 or 2005. Core deposit intangible assets acquired prior to the purchase of The Peoples BancTrust Company are amortized over seven years using the straight-line method which approximates the run-off of those deposits. Core deposit intangible assets acquired in the purchase of

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Peoples BancTrust Company are being amortized over their estimated life of 15 years, using an accelerated method which approximates the run-off of those deposits.

TREASURY STOCK — Treasury stock repurchases and sales are accounted for using the cost method.

TRUST DEPARTMENT ASSETS AND INCOME — Assets held by the Trust Department in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION — The Company has two incentive stock compensation plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2007, options for 100 thousand shares were granted and outstanding under the 1993 Plan. The Company may grant stock awards and options for up to 500 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through December 31, 2007, of which options to purchase 83 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company used the intrinsic-value method for accounting for stock-based employee compensation in 2005 and the fair-value method in 2006 and 2007.

As of January 1, 2006, all stock options issued by the Company had vested, and, therefore, the Company has recorded no compensation expense for any of the stock options issued prior to January 1, 2006. The Company adopted SFAS No. 123(R) as of January 1, 2006 and, from that point forward, expensed the fair value of options granted over the required service period. On April 19, 2006 the Company issued 1 thousand stock options. The Company recognized $11 thousand as compensation expense for these options over the one year vesting period, of which $3 thousand was recognized in 2007 and $8 thousand was recognized in 2006. The fair value of each option granted in 2006 of $10.81 per share was calculated using the Black-Scholes option pricing model using a risk-free interest rate of 4.96 percent, an expected dividend yield of 2.4 percent, an expected average life of 7.35 years and an expected volatility of 45 percent. At December 31, 2007, there was no unrecognized compensation expense related to nonvested stock options issued by the Company.

A summary of the status of and changes in the Company’s issuance of restricted stock under the 2001 Plan at December 31, 2007, 2006, and 2005 is as follows:

	2007		2006		2005
		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
		Fair Value		Fari-Value		Fair Value
	Shares	Price	Shares	Price	Shares	Price
	(Dollars in thousands except per share)

Outstanding at beginning of year	90	$20.24	24	$19.78	0	$0.00
Granted	5	21.69	68	20.40	27	19.78
Forfeited	(1)	20.18	(2)	19.98	(3)	19.78

Outstanding at end of year	94	$20.32	90	$20.24	24	$19.78

Restricted stock was issued with a total fair value, which was the average of the closing bid and ask on the date of issuance, of $108 thousand, $1.392 million and $530 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. No restricted stock was issued prior to 2005. The expense for these shares will be recognized over the required service period of three years. The resulting pre-tax charge for the years ended December 31, 2007, 2006 and 2005 was approximately $643 thousand, $509 thousand and $146 thousand, respectively. At December 31, 2007, the total compensation expense related to nonvested restricted

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stock issued by the Company not yet recognized was $634 thousand. The Company will recognize this expense over the remaining weighted-average vesting period of 1 year.

In January of 2005, BancTrust issued to its directors 8 thousand shares of the Company’s common stock and recognized a pre-tax charge of $158 thousand related to these shares.

Had compensation costs for these plans for 2005 been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

2005
(Dollars in thousands
except per share)

Net income as reported	$15,119
Add: Stock based compensation expense included in reported income, net of tax	91
Less: Stock based compensation expense determined under the fair value method, net of tax	(159)

Pro forma net income	$15,051

Earnings per share:
As reported
Basic	$1.36
Diluted	1.35
Pro forma
Basic	$1.36
Diluted	1.35

A summary of the status of and changes in the stock options granted pursuant to the 1993 Plan and the 2001 Plan at December 31, 2007, 2006, and 2005 is as follows:

	2007		2006		2005
		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
	(Dollars in thousands except per share)

Outstanding at beginning of year	211	$14.89	249	$14.25	322	$13.56
Granted	0		1	21.58	0	N/A
Exercised	(25)	10.77	(39)	11.09	(72)	11.14
Forfeited	(3)	20.83	0	N/A	(1)	9.95

Outstanding at end of year	183	$15.41	211	$14.89	249	$14.25

Exercisable at end of year	183	$15.41	210	$14.85	249	$14.25

Weighted-average fair value of the options granted		N/A		$10.81		N/A

At December 31, 2007, 48 thousand of the 183 thousand options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $11.47 and an average remaining contractual life of 3.05 years. Exercise prices for 129 thousand of these options were between $15.63 and $17.23 with a weighted-average exercise price of $16.58 and an average remaining contractual life of 3.97 years. The remaining 6 thousand options outstanding at December 31, 2007 have an exercise price between $21.58 and $22.19 with a weighted-average exercise price of $22.09 and an average remaining contractual life of 1.84 years. The average intrinsic value per share of stock options exercised during 2007 and 2006 was $9.55

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and $10.39, respectively. The total intrinsic value of stock options exercised during the 2007, 2006 and 2005 was $235 thousand, $412 thousand, and $609 thousand, respectively. The intrinsic value of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at December 31, 2007 and 2006 was $30 thousand and $2.2 million, respectively. The aggregate intrinsic value of the exercisable options outstanding at December 31, 2007 and 2006 was $30 thousand and $2.2 million, respectively. The intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2007 and 2006 was 3.66 years and 4.25 years, respectively. Shares issued upon exercise of stock options are issued from authorized but unissued shares.

RECLASSIFICATIONS — Certain reclassifications of 2006 and 2005 balances have been made to conform with classifications used in 2007. These reclassification had no effect on shareholders’ equity or reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies that the benefit of a position taken or expected to be taken in a tax return should be recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, when it is more likely than not that the position will be sustained based on its technical merits. FIN 48 also prescribes how to measure the tax benefit recognized and provides guidance on when a tax benefit should be derecognized as well as various other accounting, presentation and disclosure matters. This interpretation was effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The adoption of FASB 157 is not expected to have a material impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. The Company also adopted the requirements of SFAS No. 158 related to the measurement date which resulted in a $39 thousand decrease in retained earnings. Adoption of SFAS No. 158 also resulted in an increase in liability for pension benefits and total liabilities of $1.656 million, an increase in deferred tax assets and total assets of $651 thousand and a decrease in accumulated other comprehensive income and total shareholders’ equity of $1.005 million. The effects of the adoption of SFAS No. 158 are disclosed further in Note 14.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4. The EITF concluded that a policyholder

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation was effective for the Company beginning in fiscal year 2007. The adoption of EITF 06-5 did not have a material impact on its results of operations or financial position.

In fiscal 2006, the Company adopted SEC SAB No. 108, Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that registrants assess the impact on both balance sheet and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact of adopting SAB No. 108 was a $258 thousand adjustment to retained earnings as of December 31, 2005. The Company’s adoption of SAB No. 108 is disclosed further in Note 23.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) which applies to all business combinations. The statement requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the “acquisition method” (previously referred to as the “purchase method”). Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree; and recognize goodwill or, in the case of a bargain purchase, a gain. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. The Company will adopt the provisions of SFAS No. 141R in the first quarter of 2009, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will adopt the provisions of SAB No. 109 in the first quarter of 2008 but does not expect the impact to be material to the Company’s financial condition or results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company will adopt the provisions of EITF No. 06-11 in the first quarter of 2008 but does not expect the impact to be material to the Company’s financial condition or results of operations.

In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company will adopt the provisions of EITF No. 06-10 in the first quarter of 2008, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company will adopt the provisions of SFAS No. 159 in the first quarter of 2008, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

Note 2.	Business Combinations and Disposition

Acquisition of The Peoples BancTrust Company

On October 15, 2007, BancTrust completed its acquisition of 100 percent of The Peoples BancTrust Company, Inc., a bank holding company headquartered in Selma, Alabama that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company reflect results of operations and the financial condition of Peoples subsequent to October 15, 2007. Therefore, period-end balances include Peoples’ total assets of approximately $969 million, total loans of approximately $612 million, total deposits of approximately $747 million, goodwill of approximately $54 million (none of which is deductible for tax purposes) and core deposit intangibles of approximately $11 million. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38 million cash in connection with its acquisition of Peoples. The Company’s Board of Directors viewed the acquisition of The Peoples BancTrust Company, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area. The purchase price was $146.7 million and was settled with 6.29 million shares of the Company’s common stock and cash of $38.6 million. The cash amount includes transaction costs of approximately $780 thousand. Each share was valued at $17.18, which was the five day weighted-average price per share based on volume for the measurement date and the two days before and after the measurement date. The measurement date was the first date on which the number of shares issued and other consideration in the Peoples acquisition became fixed without subsequent revision. The measurement date was August 8, 2008. As a result of the purchase, the Company recorded goodwill of $54 million and a core deposit intangible asset of $11 million.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assuming the October 15, 2007 acquisition of The Peoples BancTrust Company, Inc. had occurred on January 1 of the year presented, the consolidated results of operations on a pro forma basis (unaudited) for the years ended December 31, 2007 and 2006 would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Net interest revenue from continuing operations	$79,159	$81,506
Income from continuing operations	8,264	19,638
Income per share from continuing operations — basic	$.47	$1.13
Income per share from continuing operations — diluted	.47	1.12

A Statement of net assets acquired for Peoples at the acquisition date of October 15, 2007 was as follows:

Statement of Net Assets Acquired

October 15, 2007
(Dollars in thousands)

ASSETS:
Cash and cash equivalents	$59,968
Interest-bearing deposits	42,017
Investment securities available for sale,	145,239
Loans and leases	634,474
Allowance for loan and lease losses	(7,033)

Loans and leases, net	627,441

Premises and equipment, net	36,091
Goodwill	53,850
Other intangible assets	11,210
Other assets	23,345
Total assets	$999,161

LIABILITIES:
Deposits	$795,564
FHLB advances and long-term debt	45,065
Other liabilities	11,828

Total liabilities	$852,457

Net assets acquired	$146,704

The purchase price and goodwill arising from the purchase of Peoples are stated as follows:

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Purchase price and goodwill
Purchase price	$146,704
Peoples tangible shareholders equity	(82,818)

Excess of purchase price over carrying amount of net tangible assets acquired	63,886
Purchase accounting adjustments (effect on Goodwill)
Investment securities available for sale,	(478)
Loans and leases, net	(4,143)
Premises and equipment, net	13,280
Deposits	(73)
FHLB advances and long-term debt	166
Deferred tax liability	(7,578)

Total intangible assets	65,060
Core deposit intangible	(11,210)

Goodwill	$53,850

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. BancTrust identified $17.6 million of loans to which the application of the provisions of SOP 03-03 was required and charged-off approximately $293 thousand related to these loans.

BancTrust is in the process of finalizing the allocation of the purchase price to the acquired net assets shown above. Accordingly, the above allocations should be considered preliminary as of December 31, 2007.

Sale of Sweet Water State Bank

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

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The results of Sweet Water State Bank through the day of its sale on August 1, 2005 are presented in the following table:

2005
(Dollars in thousands)

Total interest revenue	$1,893
Total interest expense	394

Net interest revenue	1,499
Provision for loan losses	15

Net interest revenue after provision for loan losses	1,484
Total noninterest revenue	300
Total noninterest expense	1,209

Income before income taxes	575
Gain on sale before income taxes	2,411

Total income before income taxes	2,986
Provision for income taxes	1,144

Net Income	$1,842

Note 3.	Restrictions On Cash and Due From Bank Accounts

The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2007 and 2006 was approximately $15.7 million and $17.0 million, respectively.

Note 4.	Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2007 and 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2007
U.S. Treasury securities	$1,097	$15	$0	$1,112
Obligations of U.S. Government sponsored enterprises	97,148	1,055	116	98,087
Obligations of states and political subdivisions	37,888	541	55	38,374
Other investments	2,421	0	15	2,406
Mortgage-backed securities	105,072	1,217	391	105,898

Total	$243,626	$2,828	$577	$245,877

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Treasury securities	$896	$6	$0	$902
Obligations of U.S. Government sponsored enterprises	43,390	28	847	42,571
Obligations of states and political subdivisions	44,138	701	174	44,665
Other investments	1,574	0	31	1,543
Mortgage-backed securities	29,526	20	729	28,817

Total	$119,524	$755	$1,781	$118,498

Securities available for sale with a carrying value of approximately $186.340 million and $75.298 million at December 31, 2007 and 2006, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $5.700 million and $4.120 million at December 31, 2007 and 2006, respectively, were pledged to secure repurchase agreements.

Proceeds from the sales of securities available for sale were $667 thousand in 2007, $527 thousand in 2006 and $2.506 million in 2005. Gross realized gains on the sale of these securities were $6 thousand in 2007, $0 in 2006 and $130 thousand in 2005, and gross realized losses were $3 in 2007, $44 thousand in 2006 and $5 thousand in 2005.

Maturities of securities available for sale as of December 31, 2007, are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due in 1 year or less	$28,414	$28,431
Due in 1 to 5 years	58,890	59,356
Due in 5 to 10 years	38,903	39,676
Due in over 10 years	12,347	12,516
Mortgage-backed securities	105,072	105,898

Total	$243,626	$245,877

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Obligations of U.S. Government sponsored enterprises	$0	$0	$26,727	$116	$26,727	$116
Obligations of states and political subdivisions	0	0	8,718	55	8,718	55
Other investments	0	0	989	15	989	15
Mortgage-backed securities	1,339	4	19,881	387	21,220	391

Total	$1,339	$4	$56,315	$573	$57,654	$577

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Obligations of U.S. Government sponsored enterprises	$0	$0	$38,359	$847	$38,359	$847
Obligations of states and political subdivisions	2,636	25	12,265	149	14,901	174
Other investments	518	1	927	30	1,445	31
Mortgage-backed securities	857	6	25,189	723	26,046	729

Total	$4,011	$32	$76,740	$1,749	$80,751	$1,781

At December 31, 2007, the Company had 2 investment securities that were in an unrealized loss position or impaired for the less than 12 months’ time frame and 96 investment securities in an unrealized loss position or impaired for the more than 12 months’ time frame. All of these investment securities’ impairments are deemed by Management to be temporary. A large portion of these securities are backed by one- to four-family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed by one -to four-family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and intent to hold the securities until maturity.

Note 5.	Loans and Leases

A summary of loans and leases follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$381,366	$196,136
Real estate — construction	476,330	341,992
Real estate— mortgage	681,027	411,873
Consumer, installment and single pay	101,366	54,857

Total loans and leases	1,640,089	1,004,858
Less unearned discount leases	(7,815)	0
Less deferred cost (unearned loan fees), net	402	(123)

Total loans and leases, net	$1,632,676	$1,004,735

In the normal course of business, the Banks make loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and in Management’s opinion do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $37.330 million at December 31, 2007 and $31.270 million at December 31, 2006. During 2007, $77.443 million of new loans and advances were made, and principal repayments totaled $71.383 million. Outstanding commitments to extend credit to related parties totaled $30.532 million at December 31, 2007.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, non-accrual loans totaled $36.001 million and $15.293 million, respectively. The amount of interest income that would have been recorded during 2007, 2006 and 2005, if these non-accrual loans had been current in accordance with their original terms, was $2.374 million, $1.211 million, and $430 thousand, respectively. The amount of interest income actually recognized on these loans during 2007, 2006 and 2005 was $1.816 million, $452 thousand and $155 thousand, respectively.

At December 31, 2007 and 2006, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $50.078 million and $16.653 million, respectively. Included in this amount is $19.865 million in 2007 and $12.991 million in 2006 of impaired loans for which the related allowance for loan losses is $2.304 million in 2007 and $2.252 million in 2006. The amounts of impaired loans that did not have specific allowances for loan losses were $30.213 million in 2007 and $3.662 million in 2006. The average recorded investment amounts in impaired loans during the years ended December 31, 2007, 2006 and 2005 were approximately $33.200 million, $9.685 million and $3.799 million, respectively.

The category commercial, financial and agricultural includes commercial leases of $48.447 million acquired in the Peoples purchase.

Loans include loans held for sale of $3.631 million at December 31, 2007 and $4.811 million at December 31, 2006 which are accounted for at the lower of cost or market value, in the aggregate.

Note 6.	Allowance for Loan Losses

The allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at the beginning of year	$16,328	$14,013	$9,608
Balance acquired	6,740	0	0
Provision charged to operating expense	12,435	4,594	5,725
Loans charged off	(12,705)	(2,638)	(1,654)
Recoveries	977	359	334

Balance at the end of year	$23,775	$16,328	$14,013

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Premises and Equipment

Premises and equipment are summarized as follows:

	Estimated	December 31,
	Lives	2007	2006
	(Dollars in thousands)

Land and land improvements		$23,902	$14,538
Bank buildings and improvements	7-40 years	60,787	31,322
Furniture, fixtures and equipment	3-10 years	23,091	17,870
Leasehold improvements	Lesser of lease period or estimated useful life	2,657	2,637

Total		110,437	66,367
Less accumulated depreciation and amortization		22,103	19,043

Premises and equipment, net		$88,334	$47,324

The provision for depreciation and amortization charged to operating expense in 2007, 2006 and 2005 amounted to $3.872 million, $2.940 million and $2.703 million, respectively.

Note 8.	Goodwill and Intangible Assets

The Company had goodwill totaling $95.643 million at December 31, 2007 and $41.952 million at December 31, 2006. The Alabama Bank’s goodwill was $77.916 million for 2007 and $24.066 million for 2006, and the Florida Bank’s goodwill was $17.727 for 2007 and $17.886 million for 2006. There were no changes due to impairment in the carrying amount of goodwill at the Alabama or Florida Bank. The Alabama Bank’s goodwill increased $53.85 million due to the acquisition completed in the fourth quarter of 2007. The Florida Bank’s goodwill decreased $159 thousand due to the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”).

The Company’s intangible assets subject to amortization were $12.978 million at December 31, 2007 and $2.995 million at December 31, 2006 with an original cost of $16.450 million at December 31, 2007 and $5.241 million at December 31, 2006 and with accumulated amortization of $3.472 million at December 31, 2007 and $2.246 million at December 31, 2006. Amortization expense for core deposit intangible assets for the years ended December 31, 2007, 2006 and 2005 was $1.227 million, $749 thousand and $749 thousand, respectively. Intangible assets totaling $5.241 million are amortized over seven years, with a remaining amortization period of three years. Intangible assets totaling $11.210 million are amortized over fifteen years, with a remaining amortization period of fifteen years.

Note 9.	Derivatives

The Company acquired an interest rate floor contract in the Peoples purchase. Pursuant to the interest rate floor contract, the Company will receive payments from its counterparty if and when the stated prime rate of interest is less than 6.50% on May 6th, August 6th, November 6th or February 6th in a given year, until and including February 6, 2011. Payment amounts will be determined by multiplying the spread between stated prime on a given measurement date and 6.50%, by a notional amount of $50 million. The contract had a fair value at the Peoples purchase date of $102 thousand. Changes in the interest rate floor are marked to market through the statement of income and is included in other income, charges and fees. At of December 31, 2007, the interest rate floor contract was carried at its fair value which was $650 thousand.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Deposits

The following summary presents the detail of interest-bearing deposits:

	December 31,
	2007	2006
	(Dollars in thousands)

Interest-bearing checking accounts	$275,410	$154,726
Savings accounts	105,166	80,865
Money market savings accounts	353,810	116,188
Time deposits ($100 or more)	426,262	304,920
Other time deposits	425,036	272,947

Total	$1,585,684	$929,646

The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest-bearing checking accounts	$2,987	$2,204	$934
Savings accounts	1,615	1,990	1,500
Money market savings accounts	6,846	2,859	1,478
Time deposits ($100 or more)	16,064	12,090	6,936
Other time deposits	16,459	10,944	6,153

Total	$43,971	$30,087	$17,001

The following table reflects maturities of time deposits at December 31, 2007:

	Less Than 1 Year	1 to 5 Years	6 to 10 Years	Total
	(Dollars in thousands)

$100 or more	$375,617	$49,460	$1,185	$426,262
Other time deposits	384,245	40,788	3	425,036

Total	$759,862	$90,248	$1,188	$851,298

Note 11.	Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings. Following is a summary of short-term borrowings:

	December 31,
	2007	2006
	(Dollars in thousands)

Securities sold under agreement to repurchase	$3,355	$4,120
Other short-term borrowings	843	0

Total	$4,198	$4,120

Weighted-average interest rate at year-end	4.10%	3.50%
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	2.47%	4.41%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information concerning securities sold under agreement to repurchase is summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Average balance during the year	$3,028	$9,557	$9,096
Average interest rate during the year	2.43%	4.41%	1.98%
Maximum month-end balances during the year	$5,002	$17,018	$10,297
Interest rate at December 31,	2.50%	3.50%	2.50%

Information concerning federal funds purchased is summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Average balance during the year	$47	$50	$8,126
Average interest rate during the year	5.06%	4.76%	3.27%
Maximum month-end balances during the year	$0	$0	$36,600
Interest rate at December 31,	N/A	N/A	N/A

Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions.

Note 12.	Federal Home Loan Bank Advances and Long-Term Debt

The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

FHLB advances	$2,986	$3,348	$1,823
Note payable to trust preferred subsidiaries	2,663	1,537	1,129
Bank loan	543	527	447

Total	$6,192	$5,412	$3,399

Following is a summary of FHLB advances and long-term borrowings:

	Year Ended December 31,
	2007	2006

FHLB advances	$65,320	$61,500
Note payable to trust preferred subsidiaries	34,021	34,021
Bank loan	38,000	0

Total	$137,341	$95,521

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

FHLB borrowings are summarized as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at the end of the year	$65,320	$61,500	$81,500
Average balance during the year	57,650	71,774	54,801
Maximum month-end balances during the year	86,547	81,500	81,500
Daily weighted-average interest rate during the year	5.18%	4.66%	3.33%
Weighted-average interest rate at year-end	4.96%	5.11%	4.02%

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2007 and 2006, the Company had FHLB borrowings outstanding of $65.320 million and $61.500 million, respectively. The FHLB advances are secured by the borrowing bank’s investment in FHLB stock, which totaled $7.098 million and $5.450 million at December 31, 2007 and 2006, respectively, by an interest bearing deposit at the FHLB of $3.361 million and $8.300 million at December 31, 2007 and 2006, respectively, and also by a blanket floating lien on portions of the borrowing bank’s one to four family residential mortgage loan portfolio which totaled $197.960 million at December 31, 2007. These borrowings bear interest rates from 0.08 percent to 7.03 percent and mature from 2008 to 2026. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

The Company created a business trust to issue trust preferred securities to finance a portion of the purchase of CommerceSouth, Inc. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a loan to the Company in the amount of $18.557 million. The payable to trust matures in 2033 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 290 basis points. The Company does not have the option to repay any part of this payable until 2008. This loan has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2007 and 2006 . In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a loan to the Company in the amount of $15.464 million. The payable to trust matures in 2037 and requires quarterly interest payments. This payable has a floating rate based on three month LIBOR plus 164 basis points. The Company does not have the option to repay any part of this payable until 2012. This loan has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2007 and 2006 The payables to trust are summarized as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at the end of the year	$34,021	$34,021	$18,557
Average balance during the year	34,021	19,023	18,557
Maximum month-end balances during the year	34,021	34,021	18,557
Daily weighted-average interest rate during the year	7.83%	8.08%	6.27%
Weighted-average interest rate at year-end	7.31%	7.69%	7.40%

In 2007, other long-term debt consists of a loan for $38.000 million from an unrelated bank to the Company. This loan was obtained in October of 2007 to finance a portion of the purchase of The Peoples BancTrust Company. This loan is secured by BancTrust’s stock in the Alabama Bank. This loan matures in October of 2010, requires quarterly interest payments and at December 31, 2007 had a floating rate based on

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

LIBOR plus 160 basis points. The Company has the option to repay any part of the principal at any time with a five basis point penalty. This loan does not require periodic principal payments. This loan had covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2007. In 2005 and 2006 other long-term debt consisted of a loan for $10.000 million from an unrelated bank to the Company. This loan was obtained in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan was secured by a portion of BancTrust’s stock of the Alabama Bank. This loan was to mature in 2008, required monthly interest payments and had a floating rate based on LIBOR plus 1.10%. The Company had the option to repay any part of the principal at any time without penalty and the Company repaid the loan in December of 2006 with part of the proceeds of a trust preferred offering. This loan required quarterly principal payments beginning March 2006, at which time the remaining principal was to be amortized over the remaining life of the loan.

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at the end of the year	$38,000	$0	$10,000
Average balance during the year	8,016	8,473	10,000
Maximum month-end balances during the year	38,000	10,000	10,000
Daily weighted-average interest rate during the year	6.79%	6.22%	4.47%
Weighted-average interest rate at year-end	6.79%	N/A	5.49%

The following table reflects maturities of long-term debt at December 31, 2007:

	Less Than	1 to 5	5 to 10	Over 10
	1 Year	Years	Years	Years	Total
	(Dollars in thousands)

FHLB advances	$43,245	$10,338	$10,094	$1,643	$65,320
Payable to trust	0	0	0	34,021	34,021
Other long term debt	0	38,000	0	0	38,000

Total	$43,245	$48,338	$10,094	$35,664	$137,341

Note 13.	Accounting for Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recognized a cumulative effect adjustment of $228 thousand as an increase to the balance of retained earnings and a decrease in liabilities of $387 thousand. The amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007 are $648 thousand and $668 thousand, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in thousands)

Balance at January 1, 2007	$648
Decreases based on tax positions related to prior years	<78	>
Additions based on tax positions related to the current year	98

Balance at December 31, 2007	$668

Approximately $254 thousand of this amount would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amount of interest and penalties

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recorded in the income statement for the year ended December 31, 2007 was $75 thousand, and the amount accrued for interest and penalties at December 31, 2007 was $297 thousand.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located. The Company is no longer subject to examination by taxing authorities for years before 2004.

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current income tax expense:
Federal	$1,569	$7,061	$7,967
State	23	73	542

Total current income tax expense	1,592	7,134	8,509

Deferred income tax expense (benefit):
Federal	632	(658)	(1,954)
State	(217)	(173)	212

Total deferred income tax benefit (expense)	415	(831)	(1,742)

Total income tax expense	$2,007	$6,303	$6,767

The components of income tax expense from discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current income tax expense:
Federal	$0	$0	$829
State	0	0	97

Total current income tax expense	0	0	926

Deferred income tax expense (benefit):
Federal	0	0	189
State	0	0	29

Total deferred income tax expense (benefit)	0	0	218

Total income tax expense	$0	$0	$1,144

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income tax expense at statutory rate	$2,867	$6,856	$7,015
Increase (decrease) resulting from:
Tax exempt interest	(835)	(785)	(885)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	115	95	70
Increase (decrease) in valuation allowance	0	(249)	249
State income taxes, net of federal benefit	(126)	184	241
Other, net	(14)	202	77

Total	$2,007	$6,303	$6,767

Effective tax rate	24.5%	32.2%	33.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Allowance for loan losses	$8,916	$6,123
Deferred compensation	316	420
Accrued pension cost	1,430	960
Interest on non-performing loans	1,181	391
Loans acquired in business combination	1,495	0
Investment securities acquired in business combination	30	0
Unrealized loss on securities available for sale	0	384
Other	2,244	957

Total deferred tax assets	15,612	9,235

Deferred tax liabilities:
Unrealized gain on securities available for sale	(759)	0
Core deposit intangibles	(3,135)	(1,123)
Differences between book and tax basis of property	(8,799)	(2,727)
Investment securities acquired in business combination	0	(133)
Loan origination cost	(798)	(355)
Leases	(5,237)	0
Other	(1,686)	(660)

Total deferred tax liabilities	(20,414)	(4,998)

Net deferred tax (liability) asset	$(4,802)	$4,237

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on debt and equity securities available for sale. The related deferred income tax expense of $1.143 million was recorded directly to stockholder’s equity as a component of accumulated other comprehensive income. A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on pension liabilities. The related deferred income tax benefit of $470 thousand was recorded directly to stockholder’s equity as a component of accumulated other comprehensive income. A portion of the change in the net deferred tax liability relates to a business combination. The related deferred income tax expense of $8.062 million was recorded directly to goodwill. A portion of the annual change in the net deferred tax liability relates to a merger. The related deferred tax benefit of $111 thousand was recorded directly to retained earnings. The remainder of the change has been recorded as deferred income tax benefit from operations.

The Company has a state net operating loss carry forward in the amount of $12.795 million. The state net operating loss carry forward will begin to expire in 2011. Management believes it is more likely than not that the results of future operations will generate sufficient income to realize this deferred tax asset.

Note 14.	Retirement Plans

RETIREMENT PLAN FOR EMPLOYEES OF BANCTRUST FINANCIAL GROUP, INC — BancTrust maintains a pension plan that generally provides for a monthly benefit commencing at age 65 equal to 1% of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years. The pension plan was frozen as of January 1, 2003, and no new hires after that date participate in the plan. BancTrust had accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes.

Effective December 31, 2006, BancTrust adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, the Company is required to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. This pronouncement also requires the Company to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006. During 2006, BancTrust changed the measurement date for the funded status of a plan as of its year-end balance sheet date from the November 30 measurement date used in prior years, which resulted in a charge to retained earnings of $39 thousand. Adoption of SFAS No. 158 also resulted in an increase in liability for pension benefits and total liabilities of $1.656 million, an increase in deferred tax assets and total assets of $651 thousand and a decrease in accumulated other comprehensive income and total shareholders’ equity of $1.005 million. Results for prior periods have not been restated.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected
	Benefit Obligation
	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$12,366	$10,902
Service cost	572	642
Interest cost	703	654
Benefits paid	(421)	(546)
Actuarial loss	691	714

Balance, end of year	$13,911	$12,366

	Plan Assets
	2007	2006

Balance at beginning of year	$10,024	$7,808
Return on plan assets	972	1,076
Employer contribution	1,467	1,686
Benefits paid	(421)	(546)

Balance, end of year	$12,042	$10,024

The following tables reconcile the amounts BancTrust recorded related to the pension plan:

	Year Ended	Year Ended
	December 31,	December 31,
Reconcilement of Statement of Condition For Funded Status of Pension Plan	2007	2006
	(Dollars in thousands)

Funded status of plan	$(1,869)	$(2,342)
Unamortized prior service costs	2,901	2,511
Unamortized net losses	18	25
Net initial obligation	24	25
Adjustment to apply SFAS No. 158, pretax	(2,943)	(2,561)

Funded status for balance sheet (liability)	$(1,869)	$(2,342)

During 2007, the pension plan’s total unrecognized net loss increased by $390 thousand. The variance between the actual and expected return on pension plan assets during 2007 decreased the total unrecognized net loss by $140 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2007, the average expected future working life of active plan participants was 8 years. Actual results for 2008 will depend on the 2008 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $12.05 million and $10.693 million at December 31, 2007 and 2006, respectively.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Components of the plan’s net cost were as follows:

	2007	2006	2005
	(Dollars in thousands)

Service cost	$572	$642	$602
Interest cost	703	654	635
Expected return on plan assets	(831)	(689)	(576)
Net amortization	8	8	8
Recognized net loss	159	175	148

Net pension cost	$611	$790	$817

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2007	2006	2005

Discount	5.90%	5.60%	6.25%
Annual salary increase	3.50	3.50	3.50
Long-term return on plan assets	8.00	8.00	8.00

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2007 and 2006 (the measurement dates) include the following:

	2007	2006

Discount	5.90%	5.90%
Annual salary increase	3.50%	3.50%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2007	2006

Equity Securities	66%	67%
Debt Securities	19%	33%
Other	15%	0%

Total	100.00%	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2007, the unrecognized net loss increased by 3.2 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds at the measurement date. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2007 by approximately $200 thousand and decreased or increased the year-end projected benefit obligation by $1.0 million.

The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase (decrease) in the expected rate of return assumption would have decreased or increased the net periodic cost for 2007 by $100 thousand.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Expected
	Long-Term	Target
Asset Category	Return	Allocation

Equity Securities	9.5%	70%
Debt Securities	6.0%	20%
Other	3.00%	10%

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

In 2007, BancTrust contributed $1.5 million to its defined benefit plan. BancTrust expects to contribute $1.0 million to the pension plan in 2008. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2007, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)

2008	$534
2009	$1,400
2010	$926
2011	$1,762
2012	$1,537
2013-2017	$5,201

THE PEOPLES BANCTRUST COMPANY, INC. PENSION PLAN — The Peoples BancTrust Company (“Peoples”) had a defined benefit pension plan. The Defined Benefit Pension Plan is a tax-qualified plan that covered all eligible salaried and hourly employees of Peoples. All contributions were made by Peoples to fund toward a targeted defined benefit based on years of service and compensation. A participant retiring at age 65 is eligible to receive a monthly single life annuity equal to 1.00% of final average monthly compensation times years of credited service, plus .65% of final average monthly compensation in excess of Covered Compensation times years of credited service (up to 35 years). Participants age 55 or older with 10 years of vesting service may retire prior to age 65 with a reduced benefit. The pension plan was frozen to new or rehired employees after August 21, 2007.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

Projected
Benefit Obligation
2007
(Dollars in thousands)

Balance at acquisition date	$15,229
Service cost	173
Interest cost	177
Benefits paid	(121)
Actuarial loss	(369)

Balance, end of year	$15,089

Plan Assets
2007

Balance at acquisition date	$14,624
Return on plan assets	62
Employer contribution	0
Benefits paid	(121)

Balance, end of year	$14,565

The following tables reconciles the amounts BancTrust recorded related to the Peoples pension plan:

Year Ended
December 31,
Reconcilement of Statement of Condition For Funded Status of Pension Plan	2007
(Dollars in thousands)

Funded status of plan	$(524)
Unamortized actuarial gain	(232)
Unamortized prior service cost	(9)
Adjustment to apply SFAS No. 158, pre tax	241

Funded status for balance sheet (liability)	$(524)

Between the acquisition date of October 15, 2007 and year end, the Peoples pension plan’s total unrecognized net loss increased by $220 thousand. The variance between the actual and expected return on pension plan assets during 2007 decreased the total unrecognized net loss by $140 thousand. Because the total unrecognized net gain or loss is less than the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, no amortization is anticipated in 2008. As of January 1, 2007, the average expected future working lifetime of active plan participants was 7.8 years. Actual results for 2008 will depend on the 2008 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $13.382 million at December 31, 2007.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Components of the Peoples plan’s net cost were as follows:

2007
(Dollars in thousands)

Service cost	$173
Interest cost	177
Expected return on plan assets	(199)
Net amortization	(5)
Recognized net loss	14

Net pension cost	$160

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

2007
(Dollars in thousands)

Discount	6.00%
Annual salary increase	3.50
Long-term return on plan assets	7.00

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2007 (the measurement date) include the following:

2007

Discount	5.90%
Annual salary increase	5.00%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2007

Equity Securities	40%
Debt Securities	47%
Other	13%

Total	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2007, the unrecognized net loss increased by 7.2 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds at the measurement date. A 1.0 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2007 by approximately $110 thousand and decreased or increased the year-end projected benefit obligation by $1.8 million.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes using the target allocations described below. Each 1.0 percent increase (decrease) in the expected rate of return assumption would have decreased or increased the net periodic cost for 2007 by $140 thousand.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Expected
	Long-Term	Target
Asset Category	Return	Allocation

Equity Securities	9.5%	70%
Debt Securities	6.0%	20%
Other	3.0%	10%

The Peoples plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

In 2007, BancTrust made no contributions to the Peoples plan and does not expect to make any contributions in 2008. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the Peoples pension plan to the extent permitted by law.

At December 31, 2007, the Peoples pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)

2008	$512
2009	$1,342
2010	$895
2011	$1,703
2012	$1,507
2013-2017	$5,184

ALABAMA BANK SUPPLEMENTAL PLAN — The Alabama Bank maintains an unfunded and unsecured Supplemental Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is designed to supplement the benefits payable under the BancTrust pension plan for certain key employees selected by the Alabama Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Alabama Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust pension plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, cannot be determined until retirement or disability. Management does not believe any current expense and liabilities associated with the Supplemental Plan are material.

SAVINGS AND PROFIT SHARING PLAN — BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 75% of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2% of employee contribution, $0.75 per $1.00 on the next 2% of employee contribution and $0.50 per $1.00 on the next 2% of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

profitability each year. The Company made total contributions of $705 thousand, $1.007 million and $917 thousand, respectively, during 2007, 2006 and 2005.

DEFERRED COMPENSATION PLAN — The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $91 thousand, $70 thousand, and $54 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2007 and 2006, the grantor trust held 74 thousand and 61 thousand shares, respectively of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 15.	Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2007, 2006 and 2005. Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans, assuming the exercise of all in-the-money options, based on the treasury stock method using an average fair value of the stock during the respective periods.

The following table presents the earnings per share calculations for the years ended December 31, 2007, 2006 and 2005. The Company excluded from the calculation of earnings per share 38 thousand, 3 thousand and 5 thousand for the years ended December 31, 2007, 2006 and 2005, respectively, because those shares were subject to options issued with exercise prices in excess of the average market value per share.

	Net	Weighted-	Earnings
2007	Income	Average Shares	per Share
	(Dollars in thousands, except per share)

Basic:
Income from continuing operations	$6,186	12,521	$0.49
Income from discontinued operations	0	12,521	.00

Net income	$6,186	12,521	$0.49

Dilutive stock option and restricted stock shares		183

Diluted:
Income from continuing operations	$6,186	12,704	$0.49
Income from discontinued operations	0	12,704	.00

Net income	$6,186	12,704	$0.49

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Net	Weighted-	Earnings
2006	Income	Average Shares	per Share

Basic:
Income from continuing operations	$13,286	11,151	$1.19
Income from discontinued operations	0	11,151	.00

Net income	$13,286	11,151	$1.19

Dilutive stock option and restricted stock shares		157

Diluted:
Income from continuing operations	$13,286	11,308	$1.17
Income from discontinued operations	0	11,308	.00

Net income	$13,286	11,308	$1.17

	Net	Weighted-	Earnings
2005	Income	Average Shares	per Share

Basic:
Income from continuing operations	$13,277	11,104	$1.19
Income from discontinued operations	1,842	11,104	.17

Net income	$15,119	11,104	$1.36

Dilutive stock option and restricted stock shares		84

Diluted:
Income from continuing operations	$13,277	11,188	$1.19
Income from discontinued operations	1,842	11,188	.16

Net income	$15,119	11,188	$1.35

Note 16.	Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Banks. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are generally limited to the bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2008, that the Banks could declare, without the approval of regulators, totaled $13.899 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Banks meet all capital adequacy requirements to which they are subject.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007 and 2006, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred stock issued by our business trusts is included by the Company in its calculation of Tier 1 and total capital.

Actual capital amounts and ratios are presented in the table below for the Banks and on a consolidated basis for the Company.

					To be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$196,640	10.8%	$145,188	8.0%	N/A	N/A
Alabama Bank	186,041	12.1	122,732	8.0	$153,416	10.0%
Florida Bank	40,994	13.8	23,695	8.0	29,618	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$174,191	9.6%	$72,594	4.0%	N/A	N/A
Alabama Bank	167,309	10.9	61,366	4.0	$92,049	6.0%
Florida Bank	37,277	12.6	11,847	4.0	17,771	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$174,191	8.9%	$78,627	4.0%	N/A	N/A
Alabama Bank	167,309	9.5	70,457	4.0	$88,072	5.0%
Florida Bank	37,277	11.3	13,239	4.0	16,549	5.0
December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$141,270	12.8%	$88,521	8.0%	N/A	N/A
Alabama Bank	93,617	11.7	64,123	8.0	$80,153	10.0%
Florida Bank	40,378	13.0	24,799	8.0	30,999	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$127,410	11.5%	$44,260	4.0%	N/A	N/A
Alabama Bank	83,604	10.4	32,061	4.0	$48,092	6.0%
Florida Bank	36,492	11.8	12,399	4.0	$18,599	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$127,410	10.0%	$50,843	4.0%	N/A	N/A
Alabama Bank	83,604	8.7	38,511	4.0	$48,139	5.0%
Florida Bank	36,492	10.8	13,454	4.0	$16,818	5.0%

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 17.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2007 and 2006. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE — Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

LOANS — For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans.

DEPOSITS — The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS — For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES AND LONG-TERM DEBT — The fair value of the Company’s fixed rate borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2007 and 2006, the fair value of these commitments is not presented.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2007 and 2006 are summarized below.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in thousands)

Financial assets:
Cash, due from banks and federal funds sold	$117,556	$117,556	$117,728	$117,728
Securities available for sale	245,877	245,877	118,498	118,498
Loans, net	1,608,901	1,605,334	988,407	983,502
Financial liabilities:
Deposits	$1,827,927	$1,831,472	$1,104,129	$1,106,181
Short-term borrowings	4,198	4,198	4,120	4,120
FHLB advances and long-term debt	137,341	137,804	95,521	95,282

SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 18.	Commitments and Contingencies

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

	December 31,
	2007	2006
	(Dollars in thousands)

Standby letters of credit	$34,441	$24,271
Commitments to extend credit	266,919	179,974

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2007 was $34.441 million, and that sum represents the Company’s maximum credit risk. At December 31, 2007, the Company had $344 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

At December 31, 2007, the Company was under contract to lease certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2007 are summarized below.

Year	Minimum Rental Payments
(Dollars in thousands)

2008	$529
2009	$455
2010	$441
2011	$306
2012	$162
After 2012	$1,683

Total	$3,576

Rental expense under all operating leases amounted to $456 thousand, $380 thousand, and $322 thousand in 2007, 2006 and 2005, respectively.

The Company and its Banks are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 19.	Non-Interest Revenue

Components of other income, charges and fees are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Mortgage loan fees	$2,077	$2,574	$2,849
Other	2,514	2,135	1,820

Total	$4,591	$4,709	$4,669

Note 20.	Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Advertising	$848	$758	$589
Data processing	539	890	965
Professional services	1,842	1,917	1,377
Stationery and supplies	1,100	968	889
Telephone	1,138	805	813
Other	8,696	6,191	6,139

Total	$14,163	$11,529	$10,772

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Segment Reporting

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the three reportable operating segments of the Company. The reportable segments are determined using the internal management reporting system. They are composed of the Company’s significant subsidiaries. The accounting policies for each segment are the same as those used by the Company as described in Note 1 — Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at estimated current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2007 the Company merged BankTrust of Alabama into the Alabama Bank. All prior segment information has been restated to reflect this merger. The results for the two reportable segments of the Company are included in the following table:

	2007
	Alabama	Florida
	Bank	Bank	BancTrust	Eliminations	Consolidated
	(Dollars in thousands)

Total interest revenue	$79,534	$25,723	$96	$(1,328)	$104,025
Total interest expense	35,152	13,215	3,206	(1,328)	50,245

Net interest revenue (expense)	44,382	12,508	(3,110)	0	53,780
Provision for loan losses	7,965	4,470	0	0	12,435

Net interest income (loss) after provision for loan losses	36,417	8,038	(3,110)	0	41,345
Total non-interest revenue	13,086	1,526	9	0	14,621
Total non-interest expense	34,019	9,687	4,067	0	47,773

Income (loss) before taxes	15,484	(123)	(7,168)	0	8,193
Income tax expense (benefit)	4,943	(186)	(2,750)	0	2,007

Income (loss) from continuing operations	$10,541	$63	$(4,418)	$0	$6,186

Other significant items:
Total assets	$1,943,735	$333,170	$323,998	$(360,809)	$2,240,094
Total investment securities	235,194	10,683	0	0	245,877
Total loans, net of unearned income	1,359,259	273,417	0	0	1,632,676
Investment in subsidiaries	1,626	0	312,783	(313,388)	1,021
Total interest revenue from customers	78,997	24,934	94	0	104,025
Total interest revenue from affiliates	537	789	2	(1,328)	0
Depreciation of premises and equipment	2,762	1,110	0	0	3,872
Amortization of intangible assets	786	441	0	0	1,227
Amortization and accretion of securities	16	70	0	0	86

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2006
	Alabama	Florida
	Bank	Bank	BancTrust	Eliminations	Consolidated
	(Dollars in thousands)

Total interest revenue	$62,736	$26,844	$48	$(1,440)	$88,188
Total interest expense	23,951	11,348	2,064	(1,440)	35,923

Net interest revenue (expense)	38,785	15,496	(2,016)	0	52,265
Provision for loan losses	3,348	1,246	0	0	4,594

Net interest income after provision for loan losses	35,437	14,250	(2,016)	0	47,671
Total non-interest revenue	9,497	2,109	14	0	11,620
Total non-interest expense	25,984	9,459	4,259	0	39,702

Income (loss) before taxes	18,950	6,900	(6,261)	0	19,589
Income tax expense (benefit)	6,347	2,367	(2,411)	0	6,303

Income (loss) from continuing operations	$12,603	$4,533	$(3,850)	$0	$13,286

Other significant items:
Total assets	$999,087	$351,719	$175,169	$(172,569)	$1,353,406
Total investment securities	110,001	8,497	0	0	118,498
Total loans, net of unearned income	719,392	285,343	0	0	1,004,735
Investment in subsidiaries	754	0	166,947	(166,680)	1,021
Total interest revenue from customers	61,296	26,844	48	0	88,188
Total interest revenue from affiliates	1,440	0	0	(1,440)	0
Depreciation of premises and equipment	2,002	938	0	0	2,940
Amortization of intangible assets	308	441	0	0	749
Amortization and accretion of securities	310	200	0	0	510

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2005
	Alabama	Florida
	Bank	Bank	BancTrust	Eliminations	Consolidated
	(Dollars in thousands)

Total interest revenue	$51,390	$22,209	$0	$(694)	$72,905
Total interest expense	14,181	5,790	1,584	(694)	20,861

Net interest revenue (expense)	37,209	16,419	(1,584)	0	52,044
Provision for loan losses	4,405	1,320	0	0	5,725

Net interest income after provision for loan losses	32,804	15,099	(1,584)	0	46,319
Total non-interest revenue	8,805	2,169	13	0	10,987
Total non-interest expense	25,355	8,669	3,238	0	37,262

Income (loss) before taxes	16,254	8,599	(4,809)	0	20,044
Income tax expense (benefit)	5,324	3,224	(1,781)	0	6,767

Income (loss) from continuing operations	$10,930	$5,375	$(3,028)	$0	$13,277

Other significant items:
Total assets	$955,777	$379,471	$163,280	$(192,474)	$1,306,054
Total investment securities	120,978	10,225	1,151	0	132,354
Total loans, net of unearned income	666,989	326,363	0	0	993,352
Investment in subsidiaries	531	0	158,847	(158,821)	557
Total interest revenue from customers	50,697	22,208	0	0	72,905
Total interest revenue from affiliates	693	1	0	(694)	0
Depreciation of premises and equipment	1,897	806	0	0	2,703
Amortization of intangible assets	308	441	0	0	749
Amortization and accretion of securities	283	120	0	0	403

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 22.	Other Comprehensive Income

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

	2007
	Before	Tax	After
	Tax Amount	Effect	Tax Amount
	(Dollars in thousands)

Unrealized gains arising during the period	$3,264	$1,224	$2,040
Less realized gains included in continuing operations	(3)	(1)	(2)

Net change in unrealized loss on securities	3,261	1,223	2,038
Minimum pension liability adjustment	(141)	(53)	(88)

Other Comprehensive Income	$3,120	$1,170	$1,950

	2006
	Before	Tax	After
	Tax Amount	Effect	Tax Amount

Unrealized losses decreasing during the period	$114	$43	$71
Less realized losses from continuing operations	44	16	28

Net change in unrealized loss on securities	158	59	99
Minimum pension liability adjustment	(291)	(109)	(182)

Other Comprehensive Income	$(133)	$(50)	$(83)

	2005
	Before	Tax	After
	Tax Amount	Effect	Tax Amount

Unrealized losses arising during the period	$(2,428)	$(908)	$(1,520)
Less realized gains from continuing operations	(125)	(47)	(78)

Net change in unrealized gain on securities	(2,553)	(955)	(1,598)
Minimum pension liability adjustment	(381)	(143)	(238)

Other Comprehensive Income	$(2,934)	$(1,098)	$(1,836)

Note 23.	Adjustment to Beginning Retained Earnings

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. BancTrust recorded the effects of application of SAB No. 108 using the cumulative effect transition method as an adjustment to fiscal 2006 beginning retained earnings. The Company had historically not properly accounted for lease payments, and, to correct this error, the Company decreased retained earnings by $258 thousand, increased deferred tax assets by $155 thousand and increased accrued leases payable by $413 thousand. Of the $413 thousand that should have been recorded as rental expense, $392 thousand should have been recorded in years prior to 2004, $42 thousand should have been recorded in 2004 and $9 thousand should have been recorded in 2005. These amounts were considered immaterial in years prior to 2006 but were considered material to 2006.

Note 24.	Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$4,600	$6,499
Investment in bank subsidiaries	313,159	164,108
Investment in non-bank subsidiaries	0	1,818
Other assets	6,239	2,744

Total assets	$323,998	$175,169

LIABILITIES
Long-term debt	$72,021	$34,021
Other liabilities	2,457	2,625

Total liabilities	74,478	36,646

SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — none	—	—
Common stock — $.01 par value
Shares authorized — 20,000
Shares issued — 17,753 in 2007 and 11,422 in 2006	178	114
Additional paid in capital	189,683	80,425
Accumulated other comprehensive loss, net	(291)	(2,241)
Deferred compensation payable in common stock	1,432	1,157
Retained earnings	62,358	62,633
Unearned compensation	0	0
Treasury stock, 256 shares in 2007 and 2006, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 74 shares in 2007 and 61 shares in 2006	(1,432)	(1,157)

Total shareholders’ equity	249,520	138,523

Total liabilities and shareholders’ equity	$323,998	$175,169

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash dividends from subsidiaries	$4,500	$9,648	$5,550
Other income	105	13	12

Total income	4,605	9,661	5,562
Interest expense — short-term debt	0	0	8
Interest expense — long-term debt	3,206	2,064	1,576
Expenses — other	1,317	1,848	1,456

Income before undistributed income of subsidiaries	82	5,749	2,522
Equity in undistributed income of subsidiaries	6,104	7,537	10,755

Income from continuing operations	6,186	13,286	13,277

Income from discontinued operations	0	0	1,842

Net income	$6,186	$13,286	$15,119

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Income from continuing operations	$6,186	$13,286	$13,277
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,104)	(7,537)	(10,755)
Other, net	(2,054)	498	(738)

Net cash provided by operating activities of continuing operations	(1,972)	6,247	1,784

INVESTING ACTIVITIES
Cash infusion to bank subsidiary	0	0	(7,000)
Net cash paid in acquisition	(31,792)	0	0
Investment in trust preferred subsidiary	0	(464)	0

Net cash used in investing activities of continuing operations	(31,792)	(464)	(7,000)

FINANCING ACTIVITIES
Proceeds from short-term borrowing	0	0	1,000
Repayments of short-term borrowing	0	0	(1,000)
Cash dividends	(6,400)	(5,555)	(5,539)
Proceed from issuance of long-term debt	38,000	15,464	0
Payment of long-term debt	0	(10,000)	0
Proceeds from issuance of common stock	0	0	9
Proceeds from exercise of stock options	265	442	798

Net cash provided by (used in) financing activities of continuing operations	31,865	351	(4,732)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	0	0	650
Investing activities	0	0	5,869
Financing activities	0	0	0

Net cash provided by discontinued operations	0	0	6,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,899)	6,134	(3,429)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,499	365	3,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,600	$6,499	$365

	2007	2006	2005
	(Dollars in thousands)

Cash paid for:
Interest	$2,524	$2,050	$1,576
Income taxes payments received, net	3,248	2,258	422
Non-cash transactions:
Dividends paid in common stock	277	289	240
Fair value of restricted stock issued	108	1,393	530

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2007, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2007, is included on page 52 of this Annual Report on Form 10-K.

W. Bibb Lamar, Jr.	F. Michael Johnson
Chairman and Chief Executive Officer	Chief Financial Officer

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included on page 17 in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the captions “VOTING SECURITIES — Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2007 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2008 annual meeting under the captions “VOTING SECURITIES — Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2008 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2008 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

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

2. Second Amended and Restated Bylaws of BancTrust Financial Group, Inc., filed as Exhibit (3).2 to the registrant’s Current Report on Form 8-K, filed on December 21, 2007 (No. 0-15423), are incorporated herein by reference.

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

15. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Alabama Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

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

31. Agreement and Plan of Merger by and between The Peoples BancTrust Company, Inc. and BancTrust Financial Group, Inc. dated as of May 21, 2007 filed as Appendix A to the registrant’s Registration Statement on Form S-4 filed on July 7, 2007 (No. 333-144915) is incorporated herein by reference.

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

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. Bibb Lamar, Jr. W. Bibb Lamar, Jr.	President and CEO (Principal executive officer)	March 17, 2008

/s/ F. Michael Johnson F. Michael Johnson	Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 17, 2008

/s/ Tracy T. Conerly Tracy T. Conerly	Director	March 17, 2008

/s/ Stephen G. Crawford Stephen G. Crawford	Director	March 17, 2008

David C. De Laney	Director

Robert M. Dixon, Jr.	Director

/s/ James A. Faulkner James A. Faulkner	Director	March 17, 2008

Broox G. Garrett, Jr.	Director

W. Dwight Harrigan	Director

/s/ Clifton C. Inge, Jr. Clifton C. Inge, Jr.	Director	March 17, 2008

Name	Title	Date

/s/ W. Bibb Lamar, Jr. W. Bibb Lamar, Jr.	Director	March 17, 2008

/s/ John H. Lewis, Jr. John H. Lewis, Jr.	Director	March 17, 2008

/s/ Harris V. Morrissette Harris V. Morrissette	Director	March 17, 2008

/s/ J. Stephen Nelson J. Stephen Nelson	Director and Chairman	March 17, 2008

Paul D. Owens, Jr.	Director

Dennis A. Wallace	Director

EXHIBIT INDEX

SEC Assigned
Exhibit No.	Description of Exhibit	Page No.

21.1	Subsidiaries of BancTrust Financial Group, Inc.	109
23.1	Consent of KPMG LLP	110
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	111
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	112
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	113
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	114