Form 10-Q
period 2008-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2008-05-12
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______
Commission File Number:                    0-15423
BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 St. Joseph Street, Mobile, Alabama	36602
(Address of principal executive offices)	(Zip Code)
(251) 431-7800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock ($0.01 par) outstanding at May 7, 2008: 17,535,235
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

ii

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands)	March 31, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$61,391	$58,166
Federal Funds Sold	31,500	59,400

Total Cash and Cash Equivalents	92,891	117,566

Interest-Bearing Deposits in Other Financial Institutions	28,227	11,215
Securities Available for Sale, at Fair Value	225,775	245,877
Loans Held for Sale	2,569	3,631

Loans and Leases	1,574,325	1,629,045
Allowance for Loan and Lease Losses	(23,888)	(23,775)

Loans and Leases, Net	1,550,437	1,605,270

Premises and Equipment, Net	88,805	88,334
Accrued Income Receivable	10,613	12,481
Goodwill	96,543	95,643
Other Intangible Assets	12,153	12,978
Cash Surrender Value of Life Insurance	15,328	15,106
Other Real Estate Owned	41,076	14,524
Other Assets	15,439	17,469

Total Assets	$2,179,856	$2,240,094

LIABILITIES
Non-Interest-Bearing Demand Deposits	$241,355	$242,243
Interest-Bearing Demand Deposits	606,903	629,220
Savings Deposits	108,860	105,166
Large Denomination Time Deposits (of $100 or more)	399,519	426,262
Other Time Deposits	410,844	425,036

Total Deposits	1,767,481	1,827,927
Short-Term Borrowings	548	4,198
Federal Home Loan Bank Advances and Long-Term Debt	134,960	137,341
Other Liabilities	25,815	21,108

Total Liabilities	1,928,804	1,990,574

SHAREHOLDERS’ EQUITY
Preferred Stock — No Par Value, 500 Shares Authorized, None Outstanding	—	—
Common Stock — Par Value $0.01 Per Share, 20,000 Shares Authorized, Shares Issued: 2008-17,782; 2007-17,753	178	178
Additional Paid in Capital	189,869	189,683
Accumulated Other Comprehensive Income (Loss), Net	751	(291)
Deferred Compensation Payable in Common Stock	1,578	1,432
Retained Earnings	62,662	62,358
Less: Treasury Stock of 256 Shares in 2008 and 2007, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 87 Shares in 2008 and 74 Shares in 2007	(1,578)	(1,432)

Total Shareholders’ Equity	251,052	249,520

Total Liabilities and Shareholders’ Equity	$2,179,856	$2,240,094

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest Revenue:
Loans and Leases	$27,440	$20,795
Securities Available for Sale: Taxable	2,715	853
Non-Taxable	408	457
Other	431	1,645

Total Interest Revenue	30,994	23,750

Interest Expense:
Deposits	12,225	10,203
Short-Term Borrowings	12	26
FHLB Advances and Long-Term Debt	1,898	1,441

Total Interest Expense	14,135	11,670

Net Interest Revenue	16,859	12,080
Provision for Loan Losses	2,929	786

Net Interest Revenue after Provision for Loan Losses	13,930	11,294

Non-Interest Revenue:
Service Charges on Deposit Accounts	2,817	1,213
Trust Income	1,000	733
Securities Gains	7	0
Gain on Sale of Interest Rate Floor Contract	1,115	0
Other Income	1,745	1,045

Total Non-Interest Revenue	6,684	2,991

Non-Interest Expense:
Salaries	6,048	3,889
Pensions and Employee Benefits	2,398	1,890
Net Occupancy Expense	1,782	883
Furniture and Equipment Expense	1,209	803
Intangible Amortization	824	187
Other Expense	4,450	3,115

Total Non-Interest Expense	16,711	10,767

Income Before Income Taxes	3,903	3,518
Income Tax Expense	1,155	1,067

Net Income	$2,748	$2,451

Basic Earnings Per Share	$0.16	$0.22

Diluted Earnings Per Share	$0.16	$0.22

Weighted-Average Shares Outstanding — Basic	17,522	11,179
Weighted-Average Shares Outstanding — Diluted	17,649	11,389
(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Dollars and shares in thousands, except per share amounts)

				Accumulated
				Other	Deferred			Common
	Common			Compre-	Compensation			Stock
	Stock	Common	Additional	hensive	Payable in			Held in
	Shares	Stock	Paid in	Income	Common	Retained	Treasury	Grantor
	Issued	Amount	Capital	(Loss), Net	Stock	Earnings	Stock	Trust	Total
Balance, January 1, 2008	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Comprehensive income:
Net income						2,748			2,748
Recognized net periodic pension benefit cost				25					25
Change in fair value of securities available for sale, net of taxes				1,017					1,017

Total comprehensive income									3,790
Adjustment to reflect adoption of EITF 06-4						(156)			(156)
Dividends declared ($0.13 per share)						(2,288)			(2,288)
Purchase of deferred compensation shares					146			(146)	—
Shares issued under dividend reinvestment plan	6		76						76
Stock compensation amortization			110						110
Restricted stock fully vested	23

Balance, March 31, 2008	17,782	$178	$189,869	$751	$1,578	$62,662	$(2,408)	$(1,578)	$251,052

Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						2,451			2,451
Recognized net periodic pension benefit cost				26					26
Change in fair value of securities available for sale, net of taxes				130					130

Total comprehensive income									2,607
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91
Dividends declared ($0.13 per share)						(1,465)			(1,465)
Purchase of deferred compensation shares					162			(162)	—
Shares issued under dividend reinvestment plan	3		74						74
Stock compensation amortization			162						162
Common stock options exercised	15		143						143

Balance, March 31, 2007	11,440	$114	$80,804	$(2,085)	$1,319	$63,710	$(2,408)	$(1,319)	$140,135

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,748	$2,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,488	789
Amortization and accretion of premiums and discounts, net	(301)	69
Amortization of intangible assets	824	187
Provision for loan losses	2,929	786
Securities gains	(7)	0
Gain on sale of other assets	(1,091)	0
Stock compensation amortization	110	162
Increase in cash surrender value of life insurance	(222)	(49)
Changes in operating assets and liabilities:
Loans originated for sale	(21,712)	(36,914)
Loans sold	22,774	33,769
Decrease (increase) in accrued income receivable	1,868	(296)
Decrease (increase) in other assets	2,246	(1,089)
Increase in other liabilities	3,943	678

Net cash provided by operating activities	15,597	543

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(17,012)	(676)
Net decrease (increase) in loans and leases	24,468	(15,273)
Proceeds from sales of other real estate owned	1,048	14
Purchases of premises and equipment, net	(1,959)	(1,007)
Proceeds from sales of securities available for sale	4,758	0
Proceeds from maturities of securities available for sale	49,378	5,156
Purchases of securities available for sale	(32,278)	(1,570)

Net cash provided by (used in) investing activities	28,403	(13,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(60,415)	96,768
Net decrease in short-term borrowings	(3,650)	(898)
Proceeds from FHLB advances and long-term debt	15,000	0
Payments of FHLB advances and long-term debt	(17,398)	0
Proceeds from exercise of common stock options	0	143
Dividends paid	(2,212)	(1,391)

Net cash (used in) provided by financing activities	(68,675)	94,622

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,675)	81,809
Cash and cash equivalents at beginning of period	117,566	117,728

Cash and cash equivalents at end of period	$92,891	$199,537

Supplemental disclosures of cash flow information:
Interest paid	$14,885	$11,120
Income taxes paid (refunds received), net	(2,983)	61
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	72	70
Loans transferred to other real estate owned	27,624	101
Fair value (at issue date) of employee restricted stock vested during the period	451	0
Fair value of employee restricted stock issued during the period	0	108
(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
Note A: General Information
     The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. (“BancTrust”, “the Company”, “our”, “us” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company (“Management”) are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2007.
     In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.
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
     The Company tested its goodwill for impairment at March 31, 2008 as a result of the recent decline in the Company’s stock price using two methods, one based on the price as a multiple of tangible equity capital that similar units have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. The Company tested goodwill at each of its two subsidiary banks. The results of these tests indicated that none of the Company’s goodwill was impaired; however, the excess of the fair value over the carrying value narrowed in the reporting units, particularly in the Company’s Florida subsidiary bank. If the Company’s stock price continues to decline, if the Company’s reporting units do not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, the Company’s goodwill may be impaired in the future.

     Certain reclassifications of 2007 balances have been made to conform to classifications used in 2008. These reclassifications did not change shareholders’ equity or net income.
Note B: Recent Accounting Pronouncements
     On September 20, 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. The Company adopted EITF Issue No. 06-4 in the first quarter of 2008. The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings and an increase in other liabilities of $156 thousand.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) which applies to all business combinations. The statement requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The more significant changes include: recognizing 100 percent of the fair values of assets and liabilities acquired in acquisitions of less than a 100 percent controlling interest, measuring shares issued as consideration in a business combination based on their fair value at the acquisition date, recognizing contingent consideration arrangements and pre-acquisition gain and loss contingencies at their respective acquisition date fair values, expensing acquisition-related transaction costs as incurred, and capitalizing acquisition-related restructuring costs only if certain criteria are met. All business combinations will be accounted for by applying the “acquisition method” (previously referred to as the “purchase method”). Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree; and recognize goodwill or, in the case of a bargain purchase, a gain. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. The Company will adopt the provisions of SFAS No. 141R in the first quarter of 2009, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.
     In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted the provisions of SAB No. 109 in the first quarter of 2008. The adoption of SAB No. 109 did not have a material impact on the results of operations or financial condition of the Company.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment SFAS No. 115 (“SFAS No. 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of SFAS No. 159 in the first quarter of 2008. The impact was not material to the Company’s financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements of the Company.

Note C: Retirement Plans

	Three Months Ended
	March 31, 2008	March 31, 2007
(in thousands)
Service cost	$334	$143
Interest cost	446	176
Expected return on plan assets	(491)	(208)
Amortization of prior service cost	(3)	2
Amortization of net loss	43	40

Net periodic pension cost	$329	$153

     BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2007 that it expected to, and presently anticipates that it will, contribute $1.0 million to its pension plan in 2008, none of which was contributed in the first three months of 2008.
Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans
     The changes in the allowance for losses on loans and leases for the three-month periods ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
(in thousands)
Balance at beginning of period	$23,775	$16,328
Provision charged to operating expense	2,929	786
Loans charged-off	(3,162)	(288)
Recoveries	346	161

Balance at end of period	$23,888	$16,987

     At March 31, 2008 and December 31, 2007, non-accrual loans totaled $43.551 million and $36.001 million, respectively. The amount of interest income that would have been recorded during the first quarter of 2008, if these non-accrual loans had been current in accordance with their original terms, was $1.207 million. The amount of interest income actually recognized on these loans during the first quarter of 2008 was $149 thousand.
     At March 31, 2008 and December 31, 2007, the recorded investments in loans that were considered to be impaired under SFAS No. 114, all of which were on non-accrual, were $41.595 million and $34.438 million, respectively. Included in this amount is $20.735 million at March 31, 2008 and $15.926 million at December 31, 2007 of impaired loans for which the related allowance for loan losses was $2.061 million at March 31, 2008 and $1.844 million at December 31, 2007. The amounts of impaired loans that did not have specific allowances for loan losses was $20.860 million at March 31, 2008 and $18.512 million at December 31, 2007.
     The Company has seen a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company’s loans.
     As of March 31, 2008, the ratio of non-performing assets to total loans and other real estate owned was 5.23%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of March 31, 2008, and the situation will be reviewed again as of June 30, 2008. If the Company remains in breach of this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company’s liquidity and ability to pay dividends. Management intends to vigorously pursue a favorable resolution to this issue.
Note E: Earnings Per Share
     Basic earnings per share for the three-month periods ended March 31, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.
     Diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company’s stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.
The following tables present the earnings per share calculations for the three-month periods ended March 31, 2008 and 2007:

Three Months Ended March 31, 2008	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,748	17,522	$0.16
Dilutive securities:
Stock option plan shares	—	127	—

Diluted earnings per share (1):
Net income	$2,748	17,649	$0.16

Three Months Ended March 31, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,451	11,179	$0.22
Dilutive securities:
Stock option plan shares	—	210	—

Diluted earnings per share (1):
Net income	$2,451	11,389	$0.22

(1)	The Company excluded from the calculation of diluted earnings per share 130 thousand shares and 0 shares for the quarters ended March 31, 2008 and 2007, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.
Note F: Comprehensive Income
     The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders’ equity, net of income taxes. For the three-month period ended March 31, 2008, the net unrealized gain on these securities increased by $1.6 million. For the three-month period ended March 31, 2007, the net unrealized loss on these securities decreased by $208 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the three-month periods ended March 31, 2008 and 2007, the Company recognized, net of related income taxes, an increase of $1.0 million and an increase of $156 thousand, respectively, in the accumulated other comprehensive income component of equity.
     The following table shows comprehensive income for the three-month periods ended March 31, 2008 and 2007:

(in thousands)	March 31,	March 31,
	2008	2007
Net Income	$2,748	$2,451
Recognized pension net periodic benefit cost, net of taxes of ($15) and ($16), respectively	25	26
Less reclassification adjustments for gains included in net income, net of taxes of $2 thousand and $0, respectively	(4)	0
Net change in fair value of securities available for sale, net of taxes of ($613) and ($78), respectively	1,021	130

Comprehensive income	$3,790	$2,607

Note G: Segment Reporting
     Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” certain information is disclosed for the reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system and are comprised of the Company’s significant subsidiaries, BankTrust (the “Alabama Bank”), incorporated in the state of Alabama, and BankTrust (the “Florida Bank”), incorporated in the state of Florida. The accounting policies for each segment are the same as those used by the Company. The segment results include certain overhead allocations and intercompany transactions that were recorded at an arms-length cost basis. In 2007 we merged BankTrust of Alabama, our Eufaula, Alabama subsidiary, and BancTrust Company, into BankTrust, headquartered in Mobile, Alabama. All prior segment information has been restated to reflect this merger. All intercompany transactions have been eliminated to determine the consolidated balances.
     The results for the two reportable segments of the Company and the holding company are presented in the following tables:

Three Months Ended March 31, 2008
(in thousands)	Alabama	Florida
	Bank	Bank	BancTrust	Eliminations	Consolidated
Total interest revenue	$26,765	$4,733	$19	$(523)	$30,994
Total interest expense	11,280	2,267	1,111	(523)	14,135

Net interest revenue	15,485	2,466	(1,092)	0	16,859
Provision for loan losses	1,501	1,428	0	0	2,929

Net interest revenue after provision for loan losses	13,984	1,038	(1,092)	0	13,930

Total non-interest revenue	6,247	391	46	0	6,684
Total non-interest expense	13,086	2,190	1,435	0	16,711

Income before income taxes	7,145	(761)	(2,481)	0	3,903
Income tax expense	2,619	(280)	(1,184)	0	1,155

Net income	$4,526	$(481)	$(1,297)	$0	$2,748

Other significant items:
Total assets	$1,894,244	$336,463	$326,261	$(377,112)	$2,179,856
Securities available for sale	216,664	9,111	0	0	225,775
Loans and leases, net of unearned income, discount and deferred cost and loans held for sale	1,311,231	265,663	0	0	1,576,894
Investment in subsidiaries	1,661	0	316,766	(318,427)	0
Total interest revenue from external customers	26,242	4,733	19	0	30,994
Total interest revenue from affiliates	523	0	0	(523)	0
Depreciation of premises and equipment	1,232	256	0	0	1,488
Amortization of intangible assets	713	111	0	0	824
Amortization (accretion) of securities	(111)	12	0	0	(99)

Three Months Ended March 31, 2007
(in thousands)	Alabama	Florida
	Bank	Bank	BancTrust	Eliminations	Consolidated
Total interest revenue	$17,590	$6,814	$20	$(674)	$23,750
Total interest expense	8,061	3,629	654	(674)	11,670

Net interest revenue	9,529	3,185	(634)	0	12,080
Provision for loan losses	408	378	0	0	786

Net interest revenue after provision for loan losses	9,121	2,807	(634)	0	11,294

Total non-interest revenue	2,510	479	2	0	2,991
Total non-interest expense	7,182	2,454	1,131	0	10,767

Income before income taxes	4,449	832	(1,763)	0	3,518
Income tax expense	1,492	286	(711)	0	1,067

Net income	$2,957	$546	$(1,052)	$0	$2,451

Other significant items:
Total assets	$1,112,969	$398,313	$176,186	$(236,194)	$1,451,274
Securities available for sale	107,000	8,053	0	0	115,053
Loans, net of unearned income and loans held for sale	722,517	300,610	0	0	1,023,127
Investment in subsidiaries	2,611	0	163,086	(165,697)	0
Total interest revenue from external customers	17,297	6,433	20	0	23,750
Total interest revenue from affiliates	293	381	0	(674)	0
Depreciation of premises and equipment	525	264	0	0	789
Amortization of intangible assets	77	110	0	0	187
Amortization of securities, net	47	22	0	0	69

Note H: Commitments
     The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2008 was $34.3 million, and that sum represents the Company’s maximum credit risk. At March 31, 2008, the Company had $343 thousand of liabilities associated with standby letter of credit agreements.
Note I: Adoption of FAS 157
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
     All of the Company’s available for sale securities fall into Level 2 of the fair value hierarchy. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values. The Company has historically obtained an independent market valuation on a sample of securities, semi-annually, and compared the sample market values to market values provided to the Company by its bond accounting service provider.

Assets and Liabilities Measured on a Recurring Basis:
     Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below.

(In thousands)
Quoted Prices In
		Active Markets for	Significant Other	Significant
	Carrying Value in	Identical Assets	Observable Inputs	Unobservable Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$225,775		$225,775
Assets and Liabilities Measured on a Nonrecurring Basis:
     Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

(In thousands)
Quoted Prices In
		Active Markets for	Significant Other	Significant
	Carrying Value in	Identical Assets	Observable Inputs	Unobservable Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$39,534			$39,534
     Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of Loans”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect the local market or other economic factors.
Note J: Business Combinations
     During the first quarter, BancTrust adjusted goodwill and other liabilities by $900 thousand to properly reflect the pension plan liability of Peoples at the acquisition date. The final purchase accounting adjustments are still pending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a multi-bank holding company (“BancTrust”), and its wholly owned subsidiaries, BankTrust (the “Alabama Bank”) and BankTrust (Florida) (the “Florida Bank”). As used in the following discussion, the terms “we,” “us,” “our” and the “Company” mean BancTrust Financial Group, Inc. and its subsidiaries on a consolidated basis (unless the context indicates another meaning), and the term “Banks” refers collectively to BancTrust’s banking subsidiaries. This analysis focuses upon significant changes in financial condition between December 31, 2007 and March 31, 2008 and significant changes in operations for the three-month periods ended March 31, 2008 and 2007.
     In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. (“Peoples”). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the following financial statements and tables are less useful as a means of judging the Company’s performance in 2008 compared to 2007.
Forward-Looking Statements
     This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as “expect,” “may,” “could,” “should,” “intend,” “plan,” “project,” “estimate,” “anticipate” or words of similar meaning. The Company cautions readers that forward-looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:
•	Interest rate fluctuations;

•	Changes in economic conditions;

•	Effectiveness of the Company’s marketing efforts;

•	Acquisitions and the integration of acquired businesses;

•	Competition;

•	Changes in technology;

•	Changes in law;

•	Changes in fiscal, monetary, regulatory and tax policy;

•	Customers’ financial failures;

•	Fluctuations in stock and bond markets;

•	The discretion of applicable regulatory authorities;

•	Changes in political conditions;

•	War and terrorist acts;

•	Hurricanes and other natural disasters;

•	Fluctuations in real estate markets;

•	Inflation; and

•	Other risks and uncertainties listed from time to time in the Company’s public announcements and in its filings with the SEC.
Recent Accounting Pronouncements
     On September 20, 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. The Company adopted EITF Issue No. 06-4 in the first quarter of 2008. The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings and an increase in other liabilities of $156 thousand.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company was required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The adoption of FASB 157 did not have a material impact on the results of operations or financial position. See Note I. FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
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
     In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted the provisions of SAB No. 109 in the first quarter of 2008. The adoption of SAB No. 109 did not have a material impact on the results of operations or financial condition of the Company.
     In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company adopted the provisions of EITF No. 06-11 in the first quarter of 2008. The adoption of EITF No. 06-11 did not have an impact on the Company’s results of operations or financial condition.
     In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF No. 06-10 in the first quarter of 2008, as required, and the adoption did not have an impact to the Company’s financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment SFAS No. 115 (“SFAS No. 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of SFAS No. 159 in the first quarter of 2008. The impact was not material to the Company’s financial condition or results of operations.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience is not sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. SAB 110 describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. During the three months ended March 31, 2008, the Company had no stock option grants. As a result, adoption of SAB 110 did not have an impact on the consolidated financial statements of the Company.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133.

SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements of the Company.
Critical Accounting Policies
Basis of Financial Statement Presentation
     The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.
Allowance for Loan Losses
     The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 114 and 5. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.
     Management has developed and documented a systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the fair value of the collateral. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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
Goodwill
     Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step analysis must be undertaken. The second step analysis compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
     Fair values of reporting units, our subsidiary banks, are determined using two methods, one based on the price as a multiple of tangible equity capital that similar units have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. We tested our goodwill for impairment at March 31, 2008, as a result of the recent decline in our stock price. The result of this test indicated that none of our goodwill was impaired; however, the excess of the fair value over carrying value narrowed in our reporting units, particularly in our Florida bank. If our stock price continues to decline, if our reporting units do not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.
Financial Condition at March 31, 2008 and December 31, 2007
Overview
     Total assets at March 31, 2008 were $2.180 billion, a decrease of $60.2 million, or 2.7 percent, from $2.240 billion at December 31, 2007. Loans decreased by $54.7 million due primarily to a decrease in loan demand in our Florida and central Alabama markets, and due to the transfer of approximately $27.6 million in loans to other real estate owned. Loan demand at our Alabama bank remains strong in certain of our markets, especially in the Mobile/Baldwin county markets in Alabama. With the decrease in loans we have offered lower rates on deposits. This has led to a reduction in deposits of $60.4 million since December 31, 2007, with the Florida Bank accounting for $15.3 million of the decrease. Deposits at the Alabama Bank have decreased by $45.1 million since December 31, 2007. Federal Funds Sold and Interest Bearing Deposits, which together represent our overnight investments, decreased by $10.9 million from $70.6 million at December 31, 2007 to $59.7 million at March 31, 2008. Our net interest margin for the first three months of 2008 was 3.62 percent compared to 3.98 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing loans and rate competition for commercial loans have all contributed to this decrease in our net interest margin.
     We have seen a severe downturn in the real estate market primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of our loans. We have slowed loan growth in our Florida markets in response to the soft real estate market; however, we expect to grow loans in our Mobile market during 2008 due to its solid economy. We expect loan demand in central Alabama to be consistent with 2007. Management is committed to minimizing further losses in the loan portfolio. We have established a special assets committee to focus on credit quality in the Company’s Florida markets and have charged a team of senior credit officers to focus on loan quality throughout the Company.
Loans
     Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.633 billion at December 31, 2007 to $1.577 billion at March 31, 2008, a decrease of $55.8 million, or 3.4 percent. The decrease in loans is attributable to the transfer of loans to other real estate owned, loan participation payoffs and a decrease in loans in our Florida market as we have sought to focus our attention in this market on managing our non-performing assets.
     The following table shows the breakdown of loans at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
(In thousands)
Commercial, Financial and Agricultural	$364,871	$381,366
Real Estate — Construction	468,659	476,330
Real Estate — Mortgage	652,557	681,027
Installment	97,374	101,366

Total Loans and Loans Held for Sale	1,583,461	1,640,089
Less: Unearned Discount on Leases	(7,222)	(7,815)
Less: Unearned Loan Income and Net Deferred Loan Fees	655	402

Total Loans and Loans Held for Sale, Net of Unearned Loan Income and Deferred Loan Fees	$1,576,894	$1,632,676

Investment Securities
     The composition of the investment portfolio by carrying amount is 0.19 percent U.S.

Treasuries, 37.77 percent U.S. securities of government sponsored enterprises, 15.93 percent securities of state and political subdivisions, 45.66 percent mortgage-backed securities and 0.45 percent other securities at March 31, 2008. The tax-equivalent yield of the portfolio at March 31, 2008 and December 31, 2007, was 5.34 percent and 5.29 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at March 31, 2008 and December 31, 2007, was 2 years and 9 months and 1 year and 11 months, respectively. We hold no trading securities or securities that are classified as held-to-maturity.
Deposits
     Total deposits decreased from $1.828 billion at December 31, 2007 to $1.767 billion at March 31, 2008, a decrease of $60.4 million, or 3.3 percent. Non-interest-bearing demand deposits decreased $888 thousand, or 0.4 percent. Interest-bearing demand deposits decreased $22.3 million, or 3.5 percent during the same period, in part due to the decrease in balances in our commercial sweep product. Other time deposits, consisting of certificates of deposit, decreased $14.2 million, or 3.3 percent, while large denomination time deposits decreased $26.7 million, or 6.3 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $33.7 million, or 2.4 percent. As loans have decreased we have begun offering lower, but still competitive, rates on deposits. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services we offer. While we recognize that in order to fund future loan growth, it may be necessary to pursue non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank (“FHLB”) advances, our current strategy is to reduce, as liquidity permits, the level of our brokered deposits and FHLB borrowings in 2008. At March 31, 2008, we had $51.3 million in brokered time deposits compared to $56.4 million at December 31, 2007, and we had FHLB advances of $62.1 million compared to $65.3 million at December 31, 2007.
     The following table shows the breakdown of deposits at March 31, 2008 and December 31, 2007.

(In thousands)	March 31, 2008	December 31, 2007
Non-Interest-Bearing Demand Deposits	$241,355	$242,243
Interest-Bearing Demand Deposits	606,903	629,220
Savings Deposits	108,860	105,166
Large Denomination Time Deposits (of $100 or more)	399,519	426,262
Other Time Deposits	410,844	425,036

Total Deposits	$1,767,481	$1,827,927

Long-term Debt
     As of March 31, 2008, our long-term debt consisted of advances from the FHLB of $62.1 million, a loan from an unaffiliated bank of $38.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities and $833 thousand of other long term debt. During the first quarter of 2008, we paid off a $15.0 million FHLB advance with the proceeds of a new $15.0 million short-term advance at our Florida Bank.
     As of March 31, 2008, the ratio of non-performing assets to total loans and other real estate owned was 5.23%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of March 31, 2008, and the situation will be reviewed again as of June 30, 2008. If we remain in breach of this covenant and are unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If we are unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on our liquidity and ability to pay dividends. We intend to vigorously pursue a favorable resolution of this issue.
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
The following table is a summary of non-performing assets.

(Dollars in Thousands)
	March 31, 2008	December 31, 2007
Accruing loans 90 days or more past due	$0	$25
Loans on non-accrual	43,551	36,001

Total non-performing loans	43,551	36,026
Other real estate owned	41,076	14,524

Total non-performing assets	$84,627	$50,550

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans as a percent of loans and leases	2.76%	2.21%
Total non-performing assets as a percent of loans, leases and other real estate owned	5.23%	3.07%
     Loans on non-accrual increased by $7.6 million, and other real estate owned increased by $26.6 million, from year-end 2007 to March 31, 2008. We are continuing to work through very difficult real estate markets, especially in our Florida market.
     Not included in the non-performing assets table are potential problem loans totaling $15.3 million at March 31, 2008, which compares to $21.5 million at December 31, 2007. This decrease is due primarily to the transfer of loans from potential problem loans to non-performing loans. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either doubtful or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interest.

     Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to Management’s concern that the recent significant slowing of real estate sales activity in those markets will continue to have a negative impact on the value of real estate collateral. In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers.
     The allowance for loan losses represents Management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. Impaired loans as determined under SFAS No. 114 were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.
     The allowance for loan losses represented 0.548 times non-performing loans at March 31, 2008 and .660 times non-performing loans at December 31, 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.51 percent at March 31, 2008 and 1.46 percent at December 31, 2007. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2008 to absorb anticipated future losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.
Capital Resources
     Our equity as a percentage of total assets at March 31, 2008 was 11.52 percent, compared to 11.14 percent at December 31, 2007. This increase resulted primarily from the decrease in total assets. Our primary capital ratio (defined as the sum of common and preferred stock, additional paid in capital, retained earnings, allowance for loan losses and contingency and capital reserves divided by total assets) was 12.58 percent at March 31, 2008 compared to 12.21 percent at year-end 2007.
     We are required by our various banking regulators to maintain certain capital-to-asset ratios under the regulators’ risk-based capital guidelines. These guidelines are intended to provide an additional measure of a financial institution’s capital adequacy by assigning weighted levels of risk to various components of the institution’s assets, both on and off the statement of condition. Under these guidelines capital is measured in two tiers. These capital tiers are used in conjunction with “risk-weighted” assets in determining “risk-weighted” capital ratios. If we fail to meet minimum capital adequacy requirements, our banking regulators could take regulatory action against us that could have a direct material adverse effect on our consolidated financial statements.
     Our Tier 1 capital, which is shareholders’ equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive income, was $174.8 million at March 31, 2008 and $174.2 million at December 31, 2007. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $22.3 million at March 31, 2008 and $22.4 million at December 31, 2007. Total capital, which is Tier 1 capital plus Tier 2 capital, was $197.1 million at March 31, 2008, and $196.6 million at December 31, 2007. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 9.82 percent and 11.07 percent, respectively, at March 31, 2008, and 9.60 percent and 10.84 percent, respectively, at December 31, 2007. Both the March 31, 2008 and December 31, 2007 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.
     We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at each of our Banks and on a consolidated basis.
     The components of our risk-based capital calculations for March 31, 2008 are shown below:

March 31, 2008
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders’ equity	$141,794
Debt related to issuance of trust preferred securities	33,000

Total Tier 1 capital	174,794

Tier 2 capital-Allowable portion of the allowance for loan losses	22,275

Total capital (Tiers 1 and 2)	$197,069

Risk-weighted assets	$1,780,432
Quarterly average assets	2,070,220
Risk-based capital ratios:
Tier I capital	9.82%
Total capital (Tiers 1 and 2)	11.07%
     During the first quarter of 2008, BancTrust declared a regular quarterly dividend of $0.13 per share, payable July 1, 2008 to shareholders of record as of June 13, 2008.

Liquidity
     Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors’ withdrawals and borrowers’ requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $153.5 million at March 31, 2008 and $179.3 million at December 31, 2007. Liquid assets represented 7.04 percent of total assets at March 31, 2008 as compared to 8.00 percent at December 31, 2007. The net change in cash and cash equivalents for the three-month period ended March 31, 2008 was a decrease of $24.7 million or 21.0 percent. This decrease in cash and cash equivalents was due primarily to the increase in interest-bearing deposits and due to the decrease in deposits. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We have available, if needed, federal fund lines of credit and FHLB lines of credit that may be used to meet short-term liquidity needs.
     The parent company has available cash and cash equivalents and our subsidiary banks ability to pay dividends to the parent as sources of liquidity. These sources of liquidity are used to meet the operating expenses of the parent, including debt service requirements and dividend payments to our shareholders.
     Except as discussed in this Management’s Discussion and Analysis, Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations, and Management is not aware of any current proposals or recommendations by applicable regulatory authorities which, if implemented, would have such an effect.
Results of Operations
     The acquisition of Peoples was accounted for under the purchase method of accounting as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect results of operations of Peoples for periods before October 15, 2007. This acquisition has made comparison of the first quarter of 2008 to the first quarter of 2007 less useful as a means of judging the Company’s performance.
Three Months Ended March 31, 2008 and 2007
Net Income
     The Company recorded net income of $2.7 million, or $0.16 per basic and diluted share, during the first quarter of 2008, compared to net income in the first quarter of 2007 of $2.5 million, or $0.22 per basic and diluted share. The purchase of Peoples is responsible for the increase in net income. Quarterly average interest-earning assets increased from $1.251 billion for the first quarter of 2007 to $1.890 billion in the first quarter of 2008, an increase of $639.8 million or 51.1 percent. This increase is primarily attributable to the Peoples acquisition. Net interest revenue increased by $4.8 million, or 39.6 percent, from the three months ended March 31, 2007 to the three months ended March 31, 2008, due primarily to the Peoples purchase. Our quarterly net interest margin decreased to 3.62 percent for the first quarter of 2008 from 3.98 percent for the first quarter of 2007. The recent decreases in interest rates have contributed to the decrease in our net interest margin. A larger factor in the decrease in our net interest margin is our high level of non-performing assets.
Provision for Loan Losses
     The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See “Asset Quality and Allowance for Loan Losses,” above. Net charge-offs in the first quarter of 2008 were $2.8 million compared to $127 thousand in the same period for 2007. The provision for loan losses was $2.9 million in the first quarter of 2008, compared to $786 thousand for the comparable period in 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.51 percent at March 31, 2008 and 1.46 percent at December 31, 2007. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, as a result of the increase in non-performing loans.
Non-Interest Revenue and Expense
     Non-interest revenue was $6.7 million for the first quarter of 2008, an increase of $3.7 million from the first quarter of 2007, primarily as a result of the Peoples purchase. Non-interest revenue in the first quarter of 2008 included a gain of $1.1 million from the sale of an interest rate floor contract acquired in the Peoples purchase. Trust revenue in the first quarter of 2008 of $1.0 million was up from $733 thousand for the same period in 2007. Most of the increase in trust revenue is attributable to the Peoples purchase.
     Salary and employee benefit expense increased $2.7 million, or 46.1 percent, from the first quarter of 2007 to the first quarter of 2008 due primarily to the Peoples purchase.
     Net occupancy expense was $1.8 million in the first quarter of 2008, an increase of $899 thousand, or 101.8 percent, from the same period of 2007. Furniture and equipment expense increased by $406 thousand, or 50.6 percent. Both increases are due primarily to the increase in the number of branches operated by the Company, due primarily to the Peoples purchase, from 31 in the first quarter of 2007 to 54 in the first quarter of 2008. The Company also operates operation centers in Mobile and Selma, Alabama.
     Other expense was $4.5 million for the quarter ended March 31, 2008, an increase of $1.3 million from the first quarter of 2007, primarily due to the Peoples purchase. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. Computer software amortization related to the conversion of the core processing system of our banks, insurance and other fees associated with other real estate owned, and increased legal fees related to loan collection also contributed to the increase.
     In the first quarter, we made significant progress in integrating the operations of Peoples. BancTrust now operates all of its Alabama branches as a single subsidiary and has eliminated approximately $4 million in annual costs as a part of the merger and integration process. We plan to merge our Florida subsidiary bank into the Alabama subsidiary by mid-summer 2008 and expect to reduce our non-interest costs by another $2 million on an annualized basis as we realize additional savings from these mergers.
     Income tax expense was $1.2 million for the first quarter of 2008, compared to $1.1 million for the same period in 2007, reflecting higher taxable income. The effective combined federal and state income tax rates for the first quarter of 2008 and 2007 were 29.6 percent and 30.3 percent, respectively.
Contractual Obligations
     In the normal course of business, the Company enters into certain contractual obligations. For a discussion of contractual obligations see “Contractual Obligations and Off-Balance Sheet Arrangements” in BancTrust’s 2007 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.
Off-Balance Sheet Arrangements
     The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2008 was $34.3 million, and that sum represents the Company’s maximum credit risk. At March 31, 2008, the Company had $343 thousand of liabilities associated with standby letter of credit agreements.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
     Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company’s market risk and strategies for market risk management are more fully described in its 2007 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2008. Through March 31, 2008, Management has not utilized derivatives as a part of this process, but it may do so in the future. We acquired an interest rate floor contract in the Peoples purchase, which we sold in the first quarter of 2008.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the controls and procedures in place are effective to ensure that information required to be disclosed complies with the SEC’s rules and forms.
Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended March 31, 2008 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

			Total Number of	Maximum Number of
			Shares Purchased As	Shares That May Yet
			Part Of Publicly	Be Purchased Under
	Total Number Of	Average Price Paid	Announced Plans Or	The Plans Or
Period	Shares Purchased(1)	Per Share	Programs	Programs(2)
01/01/08-01/31/08	3,158	$12.11	0	229,951
02/01/08-02/29/08	1,600	$11.78	0	229,951
03/01/08-03/31/08	8,022	$11.66	0	229,951

Total	12,780	$11.79	0	229,951

(1)	12,780 shares were purchased on the open market to provide shares to participants in BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.
May 12, 2008	By:	/s/W. Bibb Lamar, Jr.
Date		W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 12, 2008	By:	/s/F. Michael Johnson
Date		F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002