Form 10-Q
period 2008-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2008-08-08
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

Smaller reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Shares of common stock ($0.01 par) outstanding at August 8, 2008: 17,547,638

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	June 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$68,876	$58,166
Federal Funds Sold	-	59,400
Total Cash and Cash Equivalents	68,876	117,566
Interest-Bearing Deposits in Other Financial Institutions	8,248	11,215
Securities Available for Sale, at Fair Value	222,082	245,877
Loans Held for Sale	2,678	3,631

Loans and Leases	1,556,289	1,629,045
Allowance for Loan and Lease Losses	(24,642)	(23,775)
Loans and Leases, Net	1,531,647	1,605,270

Premises and Equipment, Net	89,521	88,334
Accrued Income Receivable	9,317	12,481
Goodwill	98,463	95,643
Other Intangible Assets	11,205	12,978
Cash Surrender Value of Life Insurance	15,465	15,106
Other Real Estate Owned	50,082	14,524
Other Assets	15,245	17,469
Total Assets	$2,122,829	$2,240,094

LIABILITIES
Non-Interest-Bearing Demand Deposits	$250,662	$242,243
Interest-Bearing Demand Deposits	580,817	629,220
Savings Deposits	115,481	105,166
Large Denomination Time Deposits (of $100 or more)	373,264	426,262
Other Time Deposits	383,108	425,036
Total Deposits	1,703,332	1,827,927
Short-Term Borrowings	8,042	4,198
Federal Home Loan Bank Advances and Long-Term Debt	142,807	137,341
Other Liabilities	20,994	21,108
Total Liabilities	1,875,175	1,990,574

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	-	-
Common Stock - Par Value $0.01 Per Share, 20,000 Shares Authorized, Shares Issued: 2008-17,791; 2007-17,753	178	178
Additional Paid in Capital	190,104	189,683
Accumulated Other Comprehensive Loss, Net	(2,366)	(291)
Deferred Compensation Payable in Common Stock	1,654	1,432
Retained Earnings	62,146	62,358
Treasury Stock of 256 Shares in 2008 and 2007, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 94 Shares in 2008 and 74 Shares in 2007	(1,654)	(1,432)
Total Shareholders' Equity	247,654	249,520
Total Liabilities and Shareholders' Equity	$2,122,829	$2,240,094

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2008	2007
	Interest Revenue:
	Loans and Leases	$24,685	$21,036
Securities Available for Sale:	Taxable	2,432	950
	Non-Taxable	374	439
	Other	131	1,495
	Total Interest Revenue	27,622	23,920

	Interest Expense:
	Deposits	9,765	10,372
	Short-Term Borrowings	28	19
	FHLB Advances and Long-Term Debt	1,665	1,329
	Total Interest Expense	11,458	11,720

	Net Interest Revenue	16,164	12,200
	Provision for Loan Losses	2,382	2,933
	Net Interest Revenue after Provision for Loan Losses	13,782	9,267

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,753	1,462
	Trust Income	1,000	740
	Securities Gains	41	-
	Other Income	1,448	981
	Total Non-Interest Revenue	5,242	3,183

	Non-Interest Expense:
	Salaries	5,777	3,797
	Pensions and Employee Benefits	1,826	1,761
	Net Occupancy Expense	1,862	870
	Furniture and Equipment Expense	1,286	808
	Intangible Amortization	948	187
	Other Expense	4,712	3,420
	Total Non-Interest Expense	16,411	10,843

	Income Before Income Taxes	2,613	1,607
	Income Tax Expense	836	351
	Net Income	$ 1,777	$ 1,256
	Basic Earnings Per Share	$ 0.10	$ 0.11
	Diluted Earnings Per Share	$ 0.10	$ 0.11
	Weighted-Average Shares Outstanding - Basic	17,535	11,191
	Weighted-Average Shares Outstanding - Diluted	17,697	11,385

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2008	2007
	Interest Revenue:
	Loans and Leases	$52,125	$41,831
Securities Available for Sale:	Taxable	5,147	1,803
	Non-Taxable	782	896
	Other	562	3,140
	Total Interest Revenue	58,616	47,670

	Interest Expense:
	Deposits	21,990	20,575
	Short-Term Borrowings	40	45
	FHLB Advances and Long-Term Debt	3,563	2,770
	Total Interest Expense	25,593	23,390

	Net Interest Revenue	33,023	24,280
	Provision for Loan Losses	5,311	3,719
	Net Interest Revenue after Provision for Loan Losses	27,712	20,561

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	5,570	2,675
	Trust Income	2,000	1,473
	Securities Gains	48	-
	Gain on Sale of Interest Rate Floor Contract	1,115	-
	Other Income	3,193	2,026
	Total Non-Interest Revenue	11,926	6,174

	Non-Interest Expense:
	Salaries	11,825	7,686
	Pensions and Employee Benefits	4,224	3,651
	Net Occupancy Expense	3,644	1,753
	Furniture and Equipment Expense	2,495	1,611
	Intangible Amortization	1,772	374
	Other Expense	9,162	6,535
	Total Non-Interest Expense	33,122	21,610

	Income Before Income Taxes	6,516	5,125
	Income Tax Expense	1,991	1,418
	Net Income	$ 4,525	$ 3,707
	Basic Earnings Per Share	$ 0.26	$ 0.33
	Diluted Earnings Per Share	$ 0.26	$ 0.33
	Weighted-Average Shares Outstanding - Basic	17,529	11,185
	Weighted-Average Shares Outstanding - Diluted	17,673	11,387

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2008 and 2007

(Dollars and shares in thousands, except per share amounts)
	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2008	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Comprehensive income:
Net income						4,525			4,525
Recognized net periodic pension benefit cost				50					50
Change in fair value of securities available for sale, net of taxes				(2,125)					(2,125)
Total comprehensive income									2,450
Adjustment to reflect adoption of EITF 06-4						(156)			(156)
Dividends declared ($0.26 per share)						(4,581)			(4,581)
Purchase of deferred compensation shares					222			(222)	-
Shares issued under dividend reinvestment plan	15		169						169
Stock compensation expense			252						252
Restricted stock fully vested	23
	____	____	_______	______	_____	_______	________	_______	_______
Balance, June 30, 2008	17,791	$178	$190,104	$(2,366)	$1,654	$62,146	$(2,408)	$(1,654)	$247,654

Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						3,707			3,707
Recognized net periodic pension benefit cost				52					52
Change in fair value of securities available for sale, net of taxes				(450)					(450)
Total comprehensive income									3,309
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91			91
Dividends declared ($0.26 per share)						(2,934)			(2,934)
Purchase of deferred compensation shares					214			(214)	-
Shares issued under dividend reinvestment plan	6		148						148
Stock compensation expense			326						326
Common stock options exercised	24	1	264	_______	____	_______	________	_______	265
Balance, June 30, 2007	11,452	$115	$81,163	$(2,639)	$1,371	$63,497	$(2,408)	$(1,371)	$139,728

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,525	$3,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,523	1,587
Amortization and accretion of premiums and discounts, net	(546)	92
Amortization of intangible assets	1,772	374
Provision for loan losses	5,311	3,719
Securities gains	(48)	-
Loss (gain) on sale of other real estate owned	188	(8)
Gain on sale of other loans originated for sale	(429)	(692)
Gain on sale of other assets	(1,115)	-
Stock compensation expense	252	326
Increase in cash surrender value of life insurance	(359)	(143)
Changes in operating assets and liabilities:
Loans originated for sale	(41,416)	(80,653)
Loans sold	42,798	77,229
Decrease (increase) in accrued income receivable	3,164	(120)
Increase in other assets	(211)	(243)
Increase in other liabilities	1,033	59
Net cash provided by operating activities	18,442	5,234
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in other financial institutions	2,967	(7,922)
Net decrease (increase) in loans and leases	31,194	(21,953)
Proceeds from sales of other real estate owned, net	2,479	124
Purchases of premises and equipment, net	(4,710)	(2,484)
Proceeds from sales of securities available for sale	15,427	-
Proceeds from maturities of securities available for sale	73,262	9,212
Purchases of securities available for sale	(68,066)	(7,717)
Net cash provided by (used in) investing activities	52,553	(30,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(124,548)	53,910
Net increase in short-term borrowings	3,844	318
Proceeds from FHLB advances and long-term debt	75,300	-
Payments of FHLB advances and long-term debt	(69,868)	(20,000)
Proceeds from exercise of common stock options	-	265
Dividends paid	(4,413)	(2,786)
Net cash (used in) provided by financing activities	(119,685)	31,707
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,690)	6,201
Cash and cash equivalents at beginning of period	117,566	117,728
Cash and cash equivalents at end of period	$68,876	$123,929
Supplemental disclosures of cash flow information:
Interest paid	$27,415	$22,784
Income taxes paid (refunds received), net	(410)	2,565
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	169	148
Loans transferred to other real estate owned	38,551	2,973
Other real estate owned transferred to assets available for sale	326	-
Adoption of EITF 06-4	156	-

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

Note A: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary (referred to collectively in this discussion as "BancTrust", "the Company", "our", "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results of the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2007.

Estimates

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

A substantial portion of the Company's loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

The Company tests its goodwill for impairment using two methods, one based on the price as a multiple of tangible equity capital that similar banking companies have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. The result of the Company's most recent quarterly assessment indicated that none of the Company's goodwill was impaired; however, the excess of the fair value over the carrying value decreased from the previous assessment due to the decline in the Company's stock price and economic conditions prevalent in the Company's markets. If the Company's stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar banking companies begin selling at significantly lower prices than in the past, the Company's goodwill may be impaired in the future. The Company will perform its annual test for goodwill impairment at September 30, 2008.

Reclassifications

Certain reclassifications of 2007 balances have been made to conform to classifications used in 2008. These reclassifications did not change shareholders' equity or net income.

Note B: Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The Company adopted EITF Issue No. 06-4 in the first quarter of 2008.  The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings and an increase in other liabilities of $156 thousand. The effect on net income subsequent to adoption was immaterial.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB No. 109"). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted the provisions of SAB No. 109 in the first quarter of 2008. The adoption of SAB No. 109 did not have a material impact on the results of operations or financial condition of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 ("SFAS No. 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the non-elective provisions of SFAS No. 159 in the first quarter of 2008. The impact was not material to the Company's financial condition or results of operations. No assets or liabilities were selected for fair value measurement under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement will be applied prospectively except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company's strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements of the Company.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company will adopt the provisions of FSP No. SFAS 142-3 in the first quarter of 2009, as required, but does not expect the impact to be material to the Company's financial condition or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP APB 14-1 to have an impact on the consolidated financial statements of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the EPS calculation under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP EITF 03-6-1 to have an impact on the consolidated financial statements of the Company.

Note C: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three- and six-month periods ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007
(in thousands)
Balance at beginning of period	$23,888	$16,987
Provision charged to operating expense	2,382	2,933
Loans charged-off	(1,952)	(1,182)
Recoveries	324	521
Balance at end of period	$24,642	$ 19,259

	Six Months Ended
	June 30, 2008	June 30, 2007
(in thousands)
Balance at beginning of period	$23,775	$16,328
Provision charged to operating expense	5,311	3,719
Loans charged-off	(5,114)	(1,470)
Recoveries	670	682
Balance at end of period	$24,642	$ 19,259

At June 30, 2008 and December 31, 2007, non-accrual loans totaled $34.293 million and $36.001 million, respectively. The amount of interest income that would have been recorded during the first six months of 2008, if these non-accrual loans had been current in accordance with their original terms, was $3.085 million. The amount of interest income actually recognized on these loans during the first six months of 2008 was $301 thousand.

At June 30, 2008 and December 31, 2007, the recorded investments in loans that were considered to be impaired under SFAS No. 114, all of which were on non-accrual, were $31.560 million and $34.438 million, respectively. Included in this amount is $17.616 million at June 30, 2008 and $15.926 million at December 31, 2007 of impaired loans for which the related allowance for loan losses was $2.064 million at June 30, 2008 and $1.844 million at December 31, 2007. The amount of impaired loans that did not have specific allowances for loan losses was $13.944 million at June 30, 2008 and $18.512 million at December 31, 2007.

The Company has seen a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company's loans.

As of June 30, 2008, the ratio of non-performing assets to total loans and other real estate owned was 5.24%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). The stock of our subsidiary bank is pledged as collateral for this loan. Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. Silverton Bank charged us a $10 thousand fee for this waiver. This waiver only applies to the covenant breach as of June 30, 2008, and the situation will be reviewed again as of September 30, 2008. If the Company remains in breach of this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue.

Note D: Retirement Plans

	Three Months Ended
	June 30, 2008	June 30, 2007
(in thousands)
Service cost	$ 334	$ 143
Interest cost	427	176
Expected return on plan assets	(491)	(208)
Amortization of prior service cost	(3)	2
Amortization of net loss	62	40
Net periodic pension cost	$ 329	$ 153

	Six Months Ended
	June 30, 2008	June 30, 2007
(in thousands)
Service cost	$ 669	$ 286
Interest cost	854	352
Expected return on plan assets	(982)	(416)
Amortization of prior service cost	(7)	4
Amortization of net loss	124	80
Net periodic pension cost	$ 658	$ 306

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2007 that it expected to, and presently anticipates that it will, contribute $1.0 million to its pension plan in 2008, of which $244 thousand was contributed in the first six months of 2008. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2008 was 5.90 percent.

Note E: Earnings Per Share

Basic earnings per share for the three- and six- month periods ended June 30, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and six- month periods ended June 30, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,777	17,535	$0.10
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	162	-
Diluted earnings per share (1):
Net income	$1,777	17,697	$0.10

Three Months Ended June 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,256	11,191	$0.11
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	194	-
Diluted earnings per share (1):
Net income	$1,256	11,385	$0.11

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 157 thousand shares and 6 thousand shares for the quarters ended June 30, 2008 and 2007, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

    The following tables present the earnings per share calculations for the six-month periods ended June 30, 2008 and 2007:

Six Months Ended June 30, 2008	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$4,525	17,529	$0.26
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	144	-
Diluted earnings per share (2):
Net income	$4,525	17,673	$0.26

Six Months Ended June 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$3,707	11,185	$0.33
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	202	-
Diluted earnings per share (2):
Net income	$3,707	11,387	$0.33

  ___________________________________________

  The Company excluded from the calculation of diluted earnings per share 144 thousand shares and 6 thousand shares for the six months ended June 30, 2008 and 2007, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note F: Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the six-month period ended June 30, 2008, the net unrealized loss on these securities increased by $3.4 million. For the six-month period ended June 30, 2007, the net unrealized loss on these securities increased by $720 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the six-month periods ended June 30, 2008 and 2007, the Company recognized, net of related income taxes, a decrease of $2.1 million and a decrease of $398 thousand, respectively, in the accumulated other comprehensive income component of equity.

The following table shows comprehensive income for the three-month periods ended June 30, 2008 and 2007:

(in thousands)	June 30,	June 30,
	2008	2007

Net Income	$1,777	$1,256
Recognized pension net periodic benefit cost, net of taxes of ($15) and ($16), respectively	25	26
Less reclassification adjustments for gains included in net income, net of taxes of $15 and $0, respectively	(26)	0
Net change in fair value of securities available for sale, net of taxes of $1,870 and $452, respectively	(3,116)	(580)
Comprehensive income	$(1,340)	$702

The following table shows comprehensive income for the six-month periods ended June 30, 2008 and 2007:

(in thousands)	June 30,	June 30,
	2008	2007

Net Income	$4,525	$3,707
Recognized pension net periodic benefit cost, net of taxes of ($31) and ($32), respectively	50	52
Less reclassification adjustments for gains included in net income, net of taxes of $18 and $0, respectively	(30)	0
Net change in fair value of securities available for sale, net of taxes of $1,257 and $270, respectively	(2,095)	(450)
Comprehensive income	$2,450	$3,309

Note G: Segment Reporting

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is disclosed for the reportable operating segments of the Company. During the second quarter of 2008, we merged our two previously reportable segments, BankTrust (the "Alabama Bank"), incorporated in the state of Alabama, and BankTrust (the "Florida Bank"), incorporated in the state of Florida. Because we now operate and manage as a one-bank holding company, we no longer have any reportable segments. Our corporate governance activities likewise are now directed to a single reporting banking segment.

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2008 was $30.5 million, and that sum represents the Company's maximum credit risk. At June 30, 2008, the Company had $305 thousand of liabilities associated with standby letter of credit agreements.

Note I: Adoption of FAS 157

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

All of the Company's available for sale securities fall into Level 2 of the fair value hierarchy. These securities are generally priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values. The Company has historically obtained an independent market valuation on a sample of securities, semi-annually, and compared the sample market values to market values provided to the Company by its bond accounting service provider.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below.

(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$222,082	-	$222,082	-

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$15,552	-	-	$15,552

Loans considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of Loans, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors.

Note J: Business Combinations

BancTrust acquired The Peoples BancTrust Company, Inc in October 2007. During the first quarter of 2008, BancTrust adjusted goodwill and other liabilities by $900 thousand to properly reflect the pension plan liability of Peoples at the acquisition date. During the second quarter of 2008, BancTrust increased goodwill and deferred tax liabilities by $1.7 million to properly reflect the deferred tax liability of the core deposit intangible. BancTrust also decreased other assets by $217 thousand, increased goodwill by $188 thousand and decreased deferred taxes by $29 thousand to properly reflect the acquisition of Peoples. Final purchase accounting adjustments are still pending.

BancTrust previously announced the sale of three branch offices located in the Tuscaloosa, Alabama market. The branches were acquired as part of the Peoples transaction. The sale is expected to close in late August 2008. Because the sale of these branches was in reasonable proximity of the closing of the Peoples purchase transaction, we anticipate that there will be no gain or loss on the sale of these branches. We anticipate that we will reduce intangible assets by approximately $2.3 million, representing the premium we expect to receive on the deposits. The transaction will have a small but positive effect on tangible equity and the regulatory capital ratios of the Company. At June 30, 2008, the three branches had loans of approximately $24.0 million, premises and equipment of approximately $3.6 million and deposits of approximately $19.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a one-bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2007 and June 30, 2008 and significant changes in operations for the three- and six- month periods ended June 30, 2008 and 2007.

In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. ("Peoples"). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables do not reflect the results of operations or financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the financial statements and tables presented in this report are less useful as a means of judging the Company's performance in 2008 compared to 2007.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as "expect," "may," "could," "should," "intend," "plan," "project," "estimate," "anticipate" or words of similar meaning. The Company cautions readers that forward-looking statements are subject to risks and uncertainties that can cause actual results to differ materially from those indicated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	Interest rate fluctuations;
-	Changes in economic conditions;
-	Effectiveness of the Company's marketing efforts;
-	Acquisitions and the integration of acquired businesses;
-	Competition;
-	Changes in technology;
-	Changes in law;
-	Cost and availability of capital;
-	Changes in fiscal, monetary, regulatory and tax policy;
-	Customers' financial failures;
-	Fluctuations in stock and bond markets;
-	The discretion of applicable regulatory authorities;
-	Changes in political conditions;
-	War and terrorist acts;
-	Hurricanes and other natural disasters;
-	Fluctuations in real estate markets;
-	Inflation; and
-	Other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  The Company adopted EITF Issue No. 06-4 in the first quarter of 2008.  The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings and an increase in other liabilities of $156 thousand. The effect on net income subsequent to adoption was immaterial.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB No. 109"). SAB No. 109 rescinds SAB No. 105's prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted the provisions of SAB No. 109 in the first quarter of 2008. The adoption of SAB No. 109 did not have a material impact on the results of operations or financial condition of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment SFAS No. 115 ("SFAS No. 159"), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the non-elective provisions of SFAS No. 159 in the first quarter of 2008. The impact was not material to the Company's financial condition or results of operations. No assets or liabilities were selected for fair value measurement under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement will be applied prospectively except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company's strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have an impact on the consolidated financial statements of the Company.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company will adopt the provisions of FSP No. SFAS 142-3 in the first quarter of 2009, as required, but does not expect the impact to be material to the Company's financial condition or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP APB 14-1 to have an impact on the consolidated financial statements of the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the EPS calculation under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP EITF 03-6-1 to have an impact on the consolidated financial statements of the Company.

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

Management has developed and documented a systematic methodology for determining and maintaining an allowance for loan losses. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks and probable loss. Management uses the loan review process to stratify the loan portfolio into risk grades. For higher-risk graded loans in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans, the financial capacity of the borrower, secondary sources of repayment, including collateral, and regulatory guidelines. This determination also considers the balance of impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the fair value of the collateral. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

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

Other Real Estate Owned

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Goodwill

 Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step analysis must be undertaken. The second step analysis compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The fair value of our enterprise is determined using two methods, one based on the price as a multiple of tangible equity capital that similar banking companies have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. The result of our most recent quarterly assessment indicated that none of our goodwill was impaired; however, the excess of the fair value over carrying value narrowed from the previous test due to the decline in the Company's stock price and economic conditions prevalent in the Company's markets. If our stock price continues to decline, if our Company does not produce anticipated cash flows, or if similar banking companies begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future. We will perform our annual assessment of goodwill at September 30, 2008.

Financial Condition at June 30, 2008 and December 31, 2007

Overview

Total assets at June 30, 2008 were $2.123 billion, a decrease of $117.3 million, or 5.2 percent, from $2.240 billion at December 31, 2007. Loans decreased by $73.7 million due primarily to a decrease in loan demand in our Florida and central Alabama markets, and due to the transfer of approximately $38.6 million in loans to other real estate owned.  Loan demand in certain of our markets remains strong, especially in the Mobile/Baldwin county markets in Alabama. We noticed a decrease in loans in late 2007, and this along with the decrease in market interest rates, led us to begin offering lower rates on deposits, which, we believe, contributed to a reduction in deposits of $124.6 million from December 31, 2007 to June 30, 2008. As a result of this decrease in deposits, we had become a net borrower of overnight funds, a change from our preferred position as a seller of funds. Recently, we began offering higher rates on some deposits to increase our liquidity. Federal Funds Sold and Interest Bearing Deposits, which together represent our overnight investments, decreased by $62.4 million from $70.6 million at December 31, 2007 to $8.2 million at June 30, 2008. Short-term borrowings increased $3.8 million, or 91.6 percent, from $4.2 million at December 31, 2007 to $8.0 million at June 30, 2008. Our net interest margin for the first six months of 2008 was 3.61 percent compared to 3.97 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing loans and rate competition for deposits and commercial loans all contributed to this decrease in our net interest margin.

We have seen a severe downturn in the real estate market primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers, a significant increase in loans charged-off and a reduction in the value of real estate serving as collateral for some of our loans.  We have slowed loan growth in our Florida markets in response to the soft real estate market; however, we have experienced loan growth in our Mobile market during 2008 due to its solid economy, and we expect this growth to continue through the rest of the year.  Our loans in central Alabama have decreased due to lower demand.  Management is committed to minimizing further losses in the loan portfolio.  We have established a special assets committee to focus on credit quality in the Company's Florida markets and have charged a team of senior credit officers to focus on loan quality throughout the Company.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.633 billion at December 31, 2007 to $1.559 billion at June 30, 2008, a decrease of $73.7 million, or 4.5 percent. The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets.

The following table shows the breakdown of loans at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
(In thousands)
Commercial, Financial and Agricultural	$367,693	$381,366
Real Estate - Construction	452,500	476,330
Real Estate - Mortgage	651,113	681,027
Installment	93,263	101,366
Total Loans and Loans Held for Sale	1,564,569	1,640,089
Unearned Discount on Leases	(6,634)	(7,815)
Unearned Loan Income and Deferred Loan (Fees) cost, net	1,032	402
Total Loans and Loans Held for Sale, Net of Unearned Income and Deferred Loan Costs	$1,558,967	$1,632,676

Investment Securities

The composition of the investment portfolio by carrying amount is 0.19 percent U.S. Treasuries, 24.23 percent U.S. securities of government sponsored enterprises, 15.20 percent securities of state and political subdivisions, and 60.38 percent mortgage-backed securities at June 30, 2008. The tax-equivalent yield of the portfolio at June 30, 2008 and December 31, 2007, was 5.07 percent and 5.29 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at June 30, 2008 and December 31, 2007, was 4.66 years and 1.92 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized loss on securities available-for-sale increased by $3.4 million from December 31, 2007 to June 30, 2008. The decline in fair value of our investment securities was attributable to changes in interest rates. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and positive intent to hold the securities until maturity.

Deposits

Total deposits decreased from $1.828 billion at December 31, 2007 to $1.703 billion at June 30, 2008, a decrease of $124.6 million, or 6.8 percent. Non-interest-bearing demand deposits increased $8.4 million, or 3.5 percent. Interest-bearing demand deposits decreased $48.4 million, or 7.7 percent during the same period. Other time deposits, consisting of certificates of deposit, decreased $41.9 million, or 9.9 percent, while large denomination time deposits decreased $53.0 million, or 12.4 percent. The Company generally offers rates on large denomination time deposits that are consistent with rates it offers on time deposits under $100 thousand. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $71.6 million, or 5.1 percent. As loans decreased, we offered lower, but still competitive, rates on deposits. Our primary emphasis is on attracting and retaining core deposits from customers who will use other products and services we offer. During the second quarter of 2008, due to liquidity considerations, we relied more than we typically do on non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances. At June 30, 2008, we had $60.4 million in brokered time deposits compared to $56.4 million at December 31, 2007, and we had FHLB advances of $69.9 million at June 30, 2008 compared to $65.3 million at December 31, 2007.

The following table shows the breakdown of deposits at June 30, 2008 and December 31, 2007.

(In thousands)	June 30, 2008	December 31, 2007
Non-Interest-Bearing Demand Deposits	$250,662	$242,243
Interest-Bearing Demand Deposits	580,817	629,220
Savings Deposits	115,481	105,166
Large Denomination Time Deposits (of $100 or more)	373,264	426,262
Other Time Deposits	383,108	425,036
Total Deposits	$1,703,332	$1,827,927

Federal Home Loan Bank Advances and Long-term Debt

As of June 30, 2008, our long-term debt consisted of advances from the FHLB of $69.9 million, a loan from an unaffiliated bank of $38.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities and $838 thousand of other long term debt. During the first six months of 2008, we paid off $37.0 million in long-term FHLB advances with the proceeds of new long-term fixed rate advances of $37.0 million. Also in the second quarter, we borrowed funds from the FHLB under a variable rate credit on a short-term basis.

As of June 30, 2008, the ratio of non-performing assets to total loans and other real estate owned was 5.24%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). The stock of our subsidiary bank is pledged as collateral for this loan. Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. Silverton Bank charged us a $10 thousand fee for this waiver. This waiver only applies to the covenant breach as of June 30, 2008, and the situation will be reviewed again as of September 30, 2008. If we remain in breach of this covenant and are unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If we are unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on our liquidity and ability to pay dividends. We intend to continue to vigorously pursue a favorable resolution of this issue.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
June 30, 2008		December 31, 2007
Accruing loans 90 days or more past due	$ 0	$ 25
Loans on non-accrual	34,293	36,001
Total non-performing loans	34,293	36,026
Other real estate owned	50,082	14,524
Total non-performing assets	$84,375	$50,550

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans as a percentage of loans and leases	2.20%	2.21%
Total non-performing assets as a percentage of loans, leases and other real estate owned	5.24%	3.07%

Loans on non-accrual at June 30, 2008 decreased by $1.7 million when compared to December 31, 2007 due to the transfer of some loans from non-accrual to other real estate owned. In late July 2008, we placed a $4 million loan secured by real estate in central Alabama on non-accrual. Other real estate owned increased by $35.6 million, from year-end 2007 to June 30, 2008. We are continuing to work through very difficult real estate markets, especially in Florida and along the Alabama coast. Most of our non-performing assets are located in the northwest Florida coastal markets.

Not included in the non-performing assets table are potential problem loans totaling $33.6 million at June 30, 2008, which compares to $21.5 million at December 31, 2007. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the standards for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest. Most of these loans are residential and commercial real estate development loans in our primary markets.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to Management's concern that the significant slowing of real estate sales activity in those markets will continue to have a negative impact on the value of real estate collateral.  In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers. In many situations, adverse market conditions have placed stress on borrower liquidity levels and collateral values have declined.

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

The allowance for loan losses represented 0.719 times non-performing loans at June 30, 2008 and .660 times non-performing loans at December 31, 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.58 percent at June 30, 2008 and 1.46 percent at December 31, 2007. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2008 to absorb probable losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at June 30, 2008 was 11.67 percent, compared to 11.14 percent at December 31, 2007. This increase resulted primarily from the decrease in total assets.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $173.5 million at June 30, 2008 and $174.2 million at December 31, 2007. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $21.9 million at June 30, 2008 and $22.4 million at December 31, 2007. Total capital, which is Tier 1 capital plus Tier 2 capital, was $195.4 million at June 30, 2008, and $196.6 million at December 31, 2007. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 9.93 percent and 11.19 percent, respectively, at June 30, 2008, and 9.60 percent and 10.84 percent, respectively, at December 31, 2007. Both the June 30, 2008 and December 31, 2007 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At June 30, 2008 the Bank was considered "well capitalized" by regulatory definitions.

The components of our risk-based capital calculations for June 30, 2008 are shown below:

June 30, 2008
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$140,542
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	173,542

Tier 2 capital-Allowable portion of the allowance for loan losses	21,865
Total capital (Tiers 1 and 2)	$195,407

Risk-weighted assets	$1,746,986
Quarterly average assets	2,017,815
Risk-based capital ratios:
Tier I capital	9.93%
Total capital (Tiers 1 and 2)	11.19%

During the second quarter of 2008, BancTrust declared a regular quarterly dividend of $0.13 per share, payable July 1, 2008 to shareholders of record as of June 13, 2008.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $106.8 million at June 30, 2008 and $179.3 million at December 31, 2007. Liquid assets represented 5.03 percent of total assets at June 30, 2008 as compared to 8.00 percent at December 31, 2007. The net change in cash and cash equivalents for the six-month period ended June 30, 2008 was a decrease of $62.4 million or 88.3 percent. This decrease in cash and cash equivalents was due primarily to the decrease in deposits. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $48.4 million at June 30, 2008.

The parent company has available cash and cash equivalents and our subsidiary bank's ability to pay dividends to the parent as sources of liquidity. These sources of liquidity are used to meet the operating expenses of the parent, including debt service requirements and dividend payments to our shareholders.

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

Results of Operations

The acquisition of Peoples was accounted for under the purchase method of accounting as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect results of operations of Peoples for periods before October 15, 2007. This acquisition has made comparison of the second quarter of 2008 to the second quarter of 2007, as well as comparison of the first six months of 2008 to the first six months of 2007, less useful as a means of judging the Company's performance.

Three Months Ended June 30, 2008 and 2007

Net Income

The Company recorded net income of $1.8 million, or $0.10 per basic and diluted share, during the second quarter of 2008, compared to net income in the second quarter of 2007 of $1.3 million, or $0.11 per basic and diluted share. The purchase of Peoples is responsible for the increase in net income. Quarterly average interest-earning assets increased from $1.257 billion for the second quarter of 2007 to $1.819 billion in the second quarter of 2008, an increase of $562.2 million or 44.7 percent. This increase is attributable to the Peoples acquisition. Net interest revenue increased by $4.0 million, or 32.5 percent, from the three months ended June 30, 2007 to the three months ended June 30, 2008, due to the Peoples purchase. Our quarterly net interest margin decreased to 3.60 percent for the second quarter of 2008 from 3.96 percent for the second quarter of 2007. The recent decreases in interest rates have contributed to the decrease in our net interest margin. A larger factor in the decrease in our net interest margin is our high level of non-performing assets.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses," above. Net charge-offs in the second quarter of 2008 were $1.6 million compared to $661 thousand in the same period for 2007. The provision for loan losses was $2.4 million in the second quarter of 2008, compared to $2.9 million for the comparable period in 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.58 percent at June 30, 2008 and 1.46 percent at December 31, 2007. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $5.2 million for the second quarter of 2008, an increase of $2.1 million from the second quarter of 2007, resulting primarily from the Peoples purchase. Service charges on deposit accounts increased $1.3 million, or 88.3 percent from $1.5 million for the second quarter of 2007 to $2.8 million for the same period in 2008. Trust revenue in the second quarter of 2008 of $1.0 million was up from $740 thousand for the same period in 2007. Most of the increase in service charges on deposit accounts and trust revenue is attributable to the Peoples purchase. Trust assets were $702 million at June 30, 2007 compared to $869 million at June 30, 2008.

Salary and employee benefit expense increased $2.0 million, or 36.8 percent, from the second quarter of 2007 to the second quarter of 2008 due primarily to the Peoples purchase. Full time equivalent employees increased from 418 at June 30, 2007 to 663 at June 30, 2008.

Net occupancy expense was $1.9 million in the second quarter of 2008, an increase of $992 thousand, or 114.0 percent, from the same period of 2007. Furniture and equipment expense increased by $478 thousand, or 59.2 percent. Both increases are due primarily to the increase in the number of branches operated by the Company, following the Peoples purchase from 31 in the second quarter of 2007 to 54 in the second quarter of 2008. The Company also operates operations centers in Mobile and Selma, Alabama.

Other expense was $4.7 million for the quarter ended June 30, 2008, an increase of $1.3 million from the second quarter of 2007, primarily due to the Peoples purchase. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. Computer software amortization related to the conversion of the core processing system of our bank, insurance and other expenses associated with other real estate owned, and increased legal fees related to loan collection also contributed to the increase.

In the second quarter, we merged our Alabama and Florida banks and continued the process of integrating the operations of Peoples.  BancTrust has consolidated all of its banking operations into a single subsidiary and has eliminated approximately $5 million in annual costs as a part of the merger and integration process. We expect to reduce our non-interest costs by another $1 million on an annualized basis as we realize additional savings from these mergers.

Income tax expense was $836 thousand for the second quarter of 2008, compared to $351 thousand for the same period in 2007, reflecting higher taxable income. The effective combined federal and state income tax rates for the second quarter of 2008 and 2007 were 32.0 percent and 21.8 percent, respectively. Non-taxable income as a percentage of income before income taxes decreased in the second quarter of 2008 compared to the same period in 2007, and this contributed to the increase in the effective combined federal and state income tax rate.

Six Months Ended June 30, 2008 and 2007

Net Income

The Company recorded net income of $4.5 million, or $0.26 per basic and diluted share, during the first six months of 2008, compared to net income in the first six months of 2007 of $3.7 million, or $0.33 per basic and diluted share. The purchase of Peoples is responsible for the increase in net income. Average interest-earning assets increased from $1.254 billion for the first six months of 2007 to $1.854 billion in the first six months of 2008, an increase of $600.5 million or 47.9 percent. This increase is primarily attributable to the Peoples acquisition. Net interest revenue increased by $8.7 million, or 36.0 percent, from the six months ended June 30, 2007 to the six months ended June 30, 2008, due primarily to the Peoples purchase. Our net interest margin decreased to 3.61 percent for the first six months of 2008 from 3.97 percent for the same period in 2007. The recent decreases in interest rates have contributed to the decrease in our net interest margin. A larger factor in the decrease in our net interest margin is our high level of non-performing assets.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses," above. Net charge-offs in the first six months of 2008 were $4.4 million compared to $788 thousand in the same period for 2007. The provision for loan losses was $5.3 million in the first six months of 2008, compared to $3.7 million for the comparable period in 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.58 percent at June 30, 2008 and 1.46 percent at December 31, 2007. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $11.9 million for the first six months of 2008, an increase of $5.8 million from the first six months of 2007, resulting primarily from the Peoples purchase. Non-interest revenue in the first six months of 2008 includes a gain of $1.1 million from the sale of an interest rate floor that was acquired in the Peoples purchase. Trust revenue in the first six months of 2008 of $2.0 million was up from $1.5 million for the same period in 2007. Most of the increase in trust revenue is attributable to the Peoples purchase.

Salary and employee benefit expense increased $4.7 million, or 41.6 percent, from the first six months of 2007 to the first six months of 2008 due primarily to the Peoples purchase.

Net occupancy expense was $3.6 million in the first six months of 2008, an increase of $1.9 million, or 107.9 percent, from the same period of 2007. Furniture and equipment expense increased by $884 thousand, or 54.9 percent. Both increases are due primarily to the increase in the number of branches operated by the Company following the Peoples purchase, from 31 in the first six months of 2007 to 54 in the first six month of 2008. The Company also operates operations centers in Mobile and Selma, Alabama.

Other expense was $9.2 million for the six months ended June 30, 2008, an increase of $2.6 million from the first six months of 2007, resulting primarily from the Peoples purchase. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. Computer software amortization related to the conversion of the core processing system of our bank, insurance and other expenses associated with other real estate owned, and increased legal fees related to loan collection also contributed to the increase.

Income tax expense was $2.0 million for the first six months of 2008, compared to $1.4 million for the same period in 2007, reflecting higher taxable income. The effective combined federal and state income tax rates for the first six months of 2008 and 2007 were 30.6 percent and 27.7 percent, respectively. Non-taxable income as a percentage of income before income taxes decreased in the first six months of 2008 compared to the same period in 2007, and this contributed to the increase in the effective combined federal and state income tax rate.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2007 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2008 was $30.5 million, and that sum represents the Company's maximum credit risk. At June 30, 2008, the Company had $305 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2007 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2008. Through June 30, 2008, Management has not utilized derivatives as a part of this process, but it may do so in the future. We acquired an interest rate floor contract in the Peoples purchase, which we sold in the first quarter of 2008.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended June 30, 2008 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/08-04/30/08	3,582	$10.50	0	229,951
05/01/08-05/31/08	1,312	$10.50	0	229,951
06/01/08-06/30/08	2,239	$ 8.53	0	229,951
Total	7,133	$ 9.88	0	229,951

__________________

  7,133 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
  Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date. Shares purchased in BancTrust's grantor trust do not decrease the number of shares that may be purchased under the share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during the annual meeting on May 8, 2008, the Election of Directors. A total of 14,402,470 shares of Common Stock, or 81.84 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Withheld	Abstaining	Broker Non-Votes
Tracy T. Conerly	13,451,176	951,294	0	0
Stephen G. Crawford	12,673,129	1,729,341	0	0
David C. DeLaney	13,460,951	941,519	0	0
Robert M. Dixon, Jr.	13,460,356	942,114	0	0
James A. Faulkner	13,451,176	951,294	0	0
Broox G. Garrett, Jr.	13,451,176	951,294	0	0
W. Dwight Harrigan	13,460,951	941,519	0	0
Clifton C. Inge, Jr.	13,460,951	941,519	0	0
W. Bibb Lamar, Jr.	13,454,675	947,795	0	0
John H. Lewis, Jr.	13,459,667	942,803	0	0
Harris V. Morrissette	13,460,951	941,519	0	0
J. Stephen Nelson	13,456,536	945,934	0	0
Paul D. Owens, Jr.	13,460,951	941,519	0	0
Dennis A. Wallace	13,460,904	941,566	0	0

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 8, 2008	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 8, 2008	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002