Form 10-Q
period 2008-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2008-11-07
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____ Accelerated filer X Non-accelerated filer ____ (Do not check if a smaller reporting company)

Smaller reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Shares of common stock ($0.01 par) outstanding at November 5, 2008: 17,661,245

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	September 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$48,281	$58,166
Federal Funds Sold	46,000	59,400
Total Cash and Cash Equivalents	94,281	117,566
Interest-Bearing Deposits in Other Financial Institutions	5,357	11,215
Securities Available for Sale, at Fair Value	215,126	245,877
Loans Held for Sale	1,608	3,631

Loans and Leases	1,520,096	1,629,045
Allowance for Loan and Lease Losses	(25,116)	(23,775)
Loans and Leases, Net	1,494,980	1,605,270

Premises and Equipment, Net	83,868	88,334
Accrued Income Receivable	8,311	12,481
Goodwill	97,506	95,643
Other Intangible Assets	10,256	12,978
Cash Surrender Value of Life Insurance	15,609	15,106
Other Real Estate Owned	46,722	14,524
Other Assets	15,264	17,469
Total Assets	$2,088,888	$2,240,094

LIABILITIES
Non-Interest-Bearing Demand Deposits	$223,050	$242,243
Interest-Bearing Demand Deposits	518,790	629,220
Savings Deposits	111,993	105,166
Large Denomination Time Deposits (of $100 or more)	393,528	426,262
Other Time Deposits	439,755	425,036
Total Deposits	1,687,116	1,827,927
Short-Term Borrowings	959	4,198
Federal Home Loan Bank Advances and Long-Term Debt	134,473	137,341
Other Liabilities	19,848	21,108
Total Liabilities	1,842,396	1,990,574

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, None Outstanding	-	-
Common Stock - Par Value $0.01 Per Share, 50,000 Shares Authorized, Shares Issued: 2008-17,803; 2007-17,753	178	178
Additional Paid in Capital	190,349	189,683
Accumulated Other Comprehensive Loss, Net	(1,701)	(291)
Deferred Compensation Payable in Common Stock	1,620	1,432
Retained Earnings	60,074	62,358
Treasury Stock of 256 Shares in 2008 and 2007, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 94 Shares in 2008 and 74 Shares in 2007	(1,620)	(1,432)
Total Shareholders' Equity	246,492	249,520
Total Liabilities and Shareholders' Equity	$2,088,888	$2,240,094

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2008	2007
	Interest Revenue:
	Loans and Leases	$22,384	$20,774
Securities Available for Sale:	Taxable	2,441	978
	Non-Taxable	361	423
	Other	80	667
	Total Interest Revenue	25,266	22,842

	Interest Expense:
	Deposits	9,164	9,597
	Short-Term Borrowings	24	19
	FHLB Advances and Long-Term Debt	1,710	1,195
	Total Interest Expense	10,898	10,811

	Net Interest Revenue	14,368	12,031
	Provision for Loan Losses	1,863	1,167
	Net Interest Revenue after Provision for Loan Losses	12,505	10,864

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,802	1,501
	Trust Income	1,018	611
	Securities Gains	3	-
	(Losses) Gains on Other Real Estate, Net	(1,709)	8
	Other Income	1,764	1,114
	Total Non-Interest Revenue	3,878	3,234

	Non-Interest Expense:
	Salaries	5,907	3,855
	Pensions and Employee Benefits	1,719	1,625
	Net Occupancy Expense	1,812	948
	Furniture and Equipment Expense	1,186	932
	Intangible Amortization	949	187
	Other Expense	4,624	3,265
	Total Non-Interest Expense	16,197	10,812

	Income Before Income Taxes	186	3,286
	Income Tax (Benefit) Expense	(37)	927
	Net Income	$ 223	$ 2,359
	Basic Earnings Per Share	$ 0.01	$ 0.21
	Diluted Earnings Per Share	$ 0.01	$ 0.21
	Weighted-Average Shares Outstanding - Basic	17,548	11,200
	Weighted-Average Shares Outstanding - Diluted	17,721	11,370

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2008	2007
	Interest Revenue:
	Loans and Leases	$74,509	$62,605
Securities Available for Sale:	Taxable	7,588	2,781
	Non-Taxable	1,143	1,319
	Other	642	3,807
	Total Interest Revenue	83,882	70,512

	Interest Expense:
	Deposits	31,154	30,172
	Short-Term Borrowings	64	64
	FHLB Advances and Long-Term Debt	5,273	3,965
	Total Interest Expense	36,491	34,201

	Net Interest Revenue	47,391	36,311
	Provision for Loan Losses	7,174	4,886
	Net Interest Revenue after Provision for Loan Losses	40,217	31,425

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	8,372	4,176
	Trust Income	3,018	2,084
	Securities Gains	51	-
	(Losses) Gains on Other Real Estate, Net	(1,709)	39
	Gain on Sale of Derivative	1,115	-
	Other Income	4,957	3,109
	Total Non-Interest Revenue	15,804	9,408

	Non-Interest Expense:
	Salaries	17,732	11,541
	Pensions and Employee Benefits	5,943	5,276
	Net Occupancy Expense	5,456	2,701
	Furniture and Equipment Expense	3,681	2,543
	Intangible Amortization	2,721	561
	Other Expense	13,786	9,800
	Total Non-Interest Expense	49,319	32,422

	Income Before Income Taxes	6,702	8,411
	Income Tax Expense	1,954	2,345
	Net Income	$ 4,748	$ 6,066
	Basic Earnings Per Share	$ 0.27	$ 0.54
	Diluted Earnings Per Share	$ 0.27	$ 0.53
	Weighted-Average Shares Outstanding - Basic	17,535	11,190
	Weighted-Average Shares Outstanding - Diluted	17,689	11,381

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2008 and 2007

(Dollars and shares in thousands, except per share amounts)
	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2008	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Comprehensive income:
Net income						4,748			4,748
Recognized net periodic pension benefit cost				94					94
Change in fair value of securities available for sale, net of taxes				(1,504)					(1,504)
Total comprehensive income									3,338
Adjustment to reflect adoption of EITF 06-4						(156)			(156)
Dividends ($0.39 per share)						(6,876)			(6,876)
Purchase of deferred compensation shares					252			(252)	-
Deferred compensation paid in common stock held in grantor trust					(64)			64	-
Shares issued under dividend reinvestment plan	27		266						266
Stock compensation expense			400						400
Restricted stock fully vested	23
	____	____	_______	______	_____	_______	________	_______	_______
Balance, September 30, 2008	17,803	$178	$190,349	$(1,701)	$1,620	$60,074	$(2,408)	$(1,620)	$246,492

Balance, January 1, 2007	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income						6,066			6,066
Recognized net periodic pension benefit cost				78					78
Change in fair value of securities available for sale, net of taxes				389					389
Total comprehensive income									6,533
Adjustment to reflect change in accounting for tax benefits (FIN 48)						91			91
Dividends ($0.39 per share)						(4,403)			(4,403)
Purchase of deferred compensation shares					261			(261)	-
Deferred compensation paid in common stock held in grantor trust					(21)			21	-
Shares issued under dividend reinvestment plan	10		220						220
Stock compensation expense			491						491
Common stock options exercised	24	1	264	_______	____	_______	________	_______	265
Balance, September 30, 2007	11,456	$115	$81,400	$(1,774)	$1,397	$64,387	$(2,408)	$(1,397)	$141,720

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,748	$6,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	4,459	2,538
Amortization and accretion of premiums and discounts, net	(850)	112
Amortization of intangible assets	2,721	561
Provision for loan losses	7,174	4,886
Securities gains	(51)	-
Loss (gain) on sale of other real estate owned	1,709	(39)
Gain on sale of other loans originated for sale	(586)	(1,046)
Gain on Sale of Derivative	(1,115)	-
Stock compensation expense	400	491
Increase in cash surrender value of life insurance	(503)	(202)
Changes in operating assets and liabilities:
Loans originated for sale	(58,502)	(112,621)
Loans sold	61,111	116,164
Decrease in accrued income receivable	4,170	145
Decrease (increase) in other assets	177	(2,625)
(Decrease) increase in other liabilities	(466)	1,525
Net cash provided by operating activities	24,596	15,955
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in other financial institutions	5,858	(9,872)
Net decrease (increase) in loans and leases	65,129	(24,617)
Proceeds from sales of other real estate owned, net	5,925	420
Proceeds from sales of premises and equipment	4,816	-
Purchases of premises and equipment	(4,809)	(4,852)
Proceeds from sales of securities available for sale	16,180	-
Proceeds from maturities of securities available for sale	98,059	13,051
Purchases of securities available for sale	(85,507)	(8,231)
Net cash provided by (used in) investing activities	105,651	(34,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(140,764)	(5,858)
Net increase in short-term borrowings	(3,239)	(595)
Proceeds from FHLB advances and long-term debt	94,699	-
Payments of FHLB advances and long-term debt	(97,618)	(20,000)
Proceeds from exercise of common stock options	-	265
Dividends paid	(6,610)	(4,183)
Net cash used in by financing activities	(153,532)	(30,371)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,285)	(48,517)
Cash and cash equivalents at beginning of period	117,566	117,728
Cash and cash equivalents at end of period	$94,281	$69,211
Supplemental disclosures of cash flow information:
Interest paid	$38,431	$33,455
Income taxes paid, net	448	5,905
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	266	220
Loans transferred to other real estate owned	39,713	3,927
Adoption of EITF 06-4	156	-

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Note A: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2007.

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

The Company tests its goodwill for impairment using two methods, one based on the price as a multiple of tangible equity capital that similar banking companies have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. The Company completed its annual test of goodwill for impairment as of September 30, 2008. The results of this test indicated that none of the Company's goodwill was impaired; however, the excess of the fair value over the carrying value decreased from the previous assessment due to the decline in the Company's stock price and economic conditions prevalent in the Company's markets. If the Company's stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar banking companies begin selling at significantly lower prices than in the past, the Company's goodwill may be impaired in the future.

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

In October 2008, the FASB issued FSP No. 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance on October 10, 2008 and includes periods for which financial statements have not yet been issued. The adoption of FSP No. 157-3 did not have a material impact on the consolidated financial statements of the Company.

Note C: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three- and nine-month periods ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
(in thousands)
Balance at beginning of period	$24,642	$19,259
Allowance allocated to sold loans	(345)	-
Provision charged to operating expense	1,863	1,167
Loans charged-off	(1,384)	(912)
Recoveries	340	56
Balance at end of period	$25,116	$ 19,570

	Nine Months Ended
	September 30, 2008	September 30, 2007
(in thousands)
Balance at beginning of period	$23,775	$16,328
Allowance allocated to sold loans	(345)	-
Provision charged to operating expense	7,174	4,886
Loans charged-off	(6,498)	(2,382)
Recoveries	1,010	738
Balance at end of period	$25,116	$19,570

At September 30, 2008 and December 31, 2007, non-accrual loans totaled $69.884 million and $36.001 million, respectively. The amount of interest income that would have been recorded during the first nine months of 2008, if these non-accrual loans had been current in accordance with their original terms, was $4.166 million. The amount of interest income actually recognized on these loans during the first nine months of 2008 was $1.868 million.

At September 30, 2008 and December 31, 2007, the recorded investments in loans that were considered to be impaired under SFAS No. 114, all of which were on non-accrual, were $66.617 million and $34.438 million, respectively. Included in this amount is $14.845 million at September 30, 2008 and $15.926 million at December 31, 2007 of impaired loans for which the related allowance for loan losses was $4.471 million at September 30, 2008 and $1.844 million at December 31, 2007. The amount of impaired loans that did not have specific allowances for loan losses was $51.772 million at September 30, 2008 and $18.512 million at December 31, 2007.

The Company continues to see a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company's loans.

As of September 30, 2008, the ratio of non-performing assets to total loans and other real estate owned was 7.43%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). The stock of our subsidiary bank is pledged as collateral for this loan. Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of September 30, 2008, and the situation will be reviewed again as of December 31, 2008. If the Company remains in breach of this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue.

Note D: Retirement Plans

	Three Months Ended
	September 30, 2008	September 30, 2007
(in thousands)
Service cost	$ 334	$ 143
Interest cost	427	176
Expected return on plan assets	(491)	(208)
Amortization of prior service cost	(3)	2
Amortization of net loss	62	40
Net periodic pension cost	$ 329	$ 153

	Nine Months Ended
	September 30, 2008	September 30, 2007
(in thousands)
Service cost	$1,003	$ 429
Interest cost	1,281	528
Expected return on plan assets	(1,473)	(624)
Amortization of prior service cost	(10)	6
Amortization of net loss	186	120
Net periodic pension cost	$ 987	$ 459

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2007 that it expected to, and presently anticipates that it will, contribute $1.0 million to its pension plan in 2008, of which $732 thousand was contributed in the first nine months of 2008. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2008 was 5.90 percent.

Note E: Earnings Per Share

Basic earnings per share for the three- and nine- month periods ended September 30, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and nine- month periods ended September 30, 2008 and 2007 were computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended September 30, 2008 and 2007:

Three Months Ended September 30, 2008	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$223	17,548	$0.01
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	173	-
Diluted earnings per share (1):
Net income	$223	17,721	$0.01

Three Months Ended September 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,359	11,200	$0.21
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	170	-
Diluted earnings per share (1):
Net income	$2,359	11,370	$0.21

___________________________________________

    The Company excluded from the calculation of diluted earnings per share 154 thousand shares and 6 thousand shares for the quarters ended September 30, 2008 and 2007, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

    The following tables present the earnings per share calculations for the nine-month periods ended September 30, 2008 and 2007:

Nine Months Ended September 30, 2008	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$4,748	17,535	$0.27
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	154	-
Diluted earnings per share (2):
Net income	$4,748	17,689	$0.27

Nine Months Ended September 30, 2007	Income	Weighted-Average Shares	Earnings per share
(in thousands, except per share amounts)
Basic earnings per share:
Net income	$6,066	11,190	$0.54
Dilutive securities:
Stock option plan shares and unvested restricted stock	-	191	-
Diluted earnings per share (2):
Net income	$6,066	11,381	$0.53

  ___________________________________________

  The Company excluded from the calculation of diluted earnings per share 147 thousand shares and 4 thousand shares for the nine months ended September 30, 2008 and 2007, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share.

Note F: Comprehensive Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the nine-month period ended September 30, 2008, the net unrealized loss on these securities increased by $2.4 million. For the nine-month period ended September 30, 2007, the net unrealized loss on these securities decreased by $622 thousand. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the nine-month periods ended September 30, 2008 and 2007, the Company recognized, net of related income taxes, a decrease of $1.4 million and an increase of $467 thousand, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive income for the three-month periods ended September 30, 2008 and 2007:

(in thousands)	September 30,	September 30,
	2008	2007

Net Income	$223	$2,359
Recognized pension net periodic benefit cost, net of taxes of ($28) and ($16), respectively	44	26
Less reclassification adjustments for gains included in net income, net of taxes of $1 and $0, respectively	(2)	0
Net change in fair value of securities available for sale, net of taxes of $374 and $503, respectively	623	839
Comprehensive income	$888	$3,224

The following table shows comprehensive income for the nine-month periods ended September 30, 2008 and 2007:

(in thousands)	September 30,	September 30,
	2008	2007

Net Income	$4,748	$6,066
Recognized pension net periodic benefit cost, net of taxes of ($59) and ($48), respectively	94	78
Less reclassification adjustments for gains included in net income, net of taxes of $19 and $0, respectively	(32)	0
Net change in fair value of securities available for sale, net of taxes of $883 and $233, respectively	(1,472)	389
Comprehensive income	$3,338	$6,533

Note G: Segment Reporting

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is required to be disclosed for the reportable operating segments of the Company. During the second quarter of 2008, we merged our two previously reportable segments, BankTrust (the "Alabama Bank"), incorporated in the state of Alabama, and BankTrust (the "Florida Bank"), incorporated in the state of Florida. Because we now operate and manage as a one-bank holding company, we no longer have any reportable segments. Our corporate governance activities likewise are now directed to a single reporting banking segment.

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2008 was $30.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2008, the Company had $302 thousand of liabilities associated with standby letter of credit agreements.

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

September 30, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$215,126	-	$215,126	-

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

September 30, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$10,374	-	-	$10,374

Loans considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of Loans, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans.  Thus, the fair value reflects the loan balance less the specific allocated reserve.  Impaired loans for which no reserve has been specifically allocated are not included in the table above.

Note J: Business Combinations

BancTrust acquired The Peoples BancTrust Company, Inc in October 2007. During the first quarter of 2008, BancTrust adjusted goodwill and other liabilities by $900 thousand to properly reflect the pension plan liability of Peoples at the acquisition date. During the second quarter of 2008, BancTrust increased goodwill and deferred tax liabilities by $1.7 million to properly reflect the deferred tax liability of the core deposit intangible. BancTrust also decreased other assets by $217 thousand, increased goodwill by $188 thousand and decreased deferred taxes by $29 thousand to properly reflect the acquisition of Peoples. During the third quarter of 2008, BancTrust increased goodwill by $531 thousand, decreased other assets by $389 thousand, and increased other liabilities by $142 thousand to properly reflect investments in limited partnerships and the deferred liability related to an employee contract. We also sold three branches acquired in the Peoples acquisition as described in the following paragraph.

BancTrust previously announced the sale of three branch offices located in the Tuscaloosa, Alabama market. The branches were acquired as part of the Peoples transaction. The sale closed on August 22, 2008. Because the sale of these branches was in reasonable proximity of the closing of the Peoples purchase transaction, we recorded no gain or loss on the sale of these branches. We reduced intangible assets by approximately $1.47 million and increased deferred tax liabilities by approximately $882 thousand, representing the premium we received on the deposits. The transaction had a small but positive effect on tangible equity and the regulatory capital ratios of the Company. In this sale of branches, we sold loans of approximately $24.6 million, premises and equipment of approximately $3.7 million and deposits of approximately $21.5 million. We received a premium of 11.20 percent on the deposits we sold. The loans and premises and equipment sold in the transaction were valued at their recorded carrying value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a one-bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2007 and September 30, 2008 and significant changes in operations for the three- and nine- month periods ended September 30, 2008 and 2007.

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

In October 2008, the FASB issued FSP No. 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance on October 10, 2008 and includes periods for which financial statements have not yet been issued. The adoption of FSP No. 157-3 did not have a material impact on the consolidated financial statements of the Company.

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

Other Real Estate Owned

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

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

The fair value of our enterprise is determined using two methods, one based on the price as a multiple of tangible equity capital that similar banking companies have sold for and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. The Company completed its annual test of goodwill for impairment as of September 30, 2008. The results of this test indicated that none of the Company's goodwill was impaired; however, the excess of the fair value over the carrying value decreased from the previous assessment due to the decline in the Company's stock price and economic conditions prevalent in the Company's markets. If the Company's stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar banking companies begin selling at significantly lower prices than in the past, the Company's goodwill may be impaired in the future.

Financial Condition at September 30, 2008 and December 31, 2007

Overview

Total assets at September 30, 2008 were $2.089 billion, a decrease of $151.2 million, or 6.7 percent, from $2.240 billion at December 31, 2007. Loans decreased by $111.0 million due to (i) the sale of our three Tuscaloosa area branches' loans of approximately $24.6 million, (ii) a decrease in loan demand in our Florida and central Alabama markets, and (iii) the transfer of approximately $39.7 million in loans to other real estate owned.  Loan demand in certain of our markets remains relatively strong, especially in the Mobile/Baldwin county markets in Alabama.

We experienced a decrease in loan demand in late 2007, and this, together with a decrease in market interest rates, led us to begin offering lower rates on deposits, which, we believe, contributed to a reduction in deposits of $124.6 million from December 31, 2007 to June 30, 2008. From June 30, 2008 to September 30, 2008, deposits decreased by $16.2 million. The sale in the third quarter of 2008 of three Tuscaloosa area branches resulted in a decrease in deposits of $21.5 million; however, deposits increased during the third quarter of 2008 apart from the sale. During the second quarter of 2008 the decrease in deposits caused us to become a net borrower of overnight funds. During the third quarter of 2008 we were able to shift to our preferred position as a net seller of funds. We accomplished this in part by offering higher rates on some deposits to increase our liquidity and by offering fully insured time deposits through the CDARS program. The CDARS program allows us to increase the deposit protection offered on time deposits. Through this program, we divide customers' time deposits that are uninsured into time deposits under the FDIC insurance limit and swap the resulting time deposits with other financial institutions.

Federal Funds Sold and Interest Bearing Deposits, which together represent our overnight investments, decreased by $19.3 million from $70.6 million at December 31, 2007 to $51.4 million at September 30, 2008. Short-term borrowings decreased $3.2 million, or 77.2 percent, from $4.2 million at December 31, 2007 to $959 thousand at September 30, 2008. Our net interest margin for the first nine months of 2008 was 3.49 percent compared to 3.99 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing assets and rate competition for deposits and commercial loans all contributed to this decrease in our net interest margin.

We continue to experience a severe downturn in the real estate market, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers, a significant increase in loans charged-off and a reduction in the value of real estate serving as collateral for some of our loans.  We have slowed loan growth in our Florida markets in response to the depressed real estate market; however, we have experienced loan growth in our Mobile market during 2008 due to its more stable economy, and we expect this growth to continue through the final quarter of 2008.  Our loans in central Alabama have decreased due to lower demand.  Management is committed to minimizing further losses in the loan portfolio.  We have established a special assets committee to focus on credit quality in the Company's Florida markets and have assembled a team of senior credit officers charged with focussing on loan quality throughout the Company.

Recent Government Action

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

-The Emergency Economic Stabilization Act of 2008, approved by Congress and signed by President Bush on October 3, 2008, which, in part, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 until December 31, 2009;

-On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

-On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program ("TARP") Capital Purchase Program that encourages and allows financial institutions to obtain capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

-On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

-Guarantee of newly-issued senior unsecured debt. This the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

-Unlimited deposit insurance for non-interest bearing deposit transaction accounts. Financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

BancTrust has applied for $50 million of capital from the TARP Capital Purchase Program. If the Company's application to participate is granted and the Company chooses to proceed with the issuance, BancTrust would issue to the U.S. Treasury senior cumulative preferred stock, liquidation preference of $1,000 per share, having such terms as are required by the U.S. Treasury and approved by management of BancTrust after consultation with the Strategic Advisory Committee of the BancTrust Board of Directors. Funding is expected to occur by year-end 2008.

We plan to participate in the TLGP's enhanced deposit insurance program. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, we expect our deposit insurance costs to increase significantly during 2009.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.633 billion at December 31, 2007 to $1.522 billion at September 30, 2008, a decrease of $111.0 million, or 6.8 percent. The decrease in loans is attributable to the sale of the three Tuscaloosa branches, the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets. We expect total loans to be lower at year end 2008 than at September 30, 2008 due to our cautious lending stance in Florida and our Gulf coast markets. We expect to focus more on credit quality than on growing loans in these markets until we see some stabilization in those economies and firming up of real estate values. In addition, we remain aggressive in moving non-performing loans through the work out process in order to minimize potential losses.

The following table shows the breakdown of loans at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
(In thousands)
Commercial, Financial and Agricultural	$344,751	$381,366
Real Estate - Construction	443,441	476,330
Real Estate - Mortgage	649,591	681,027
Installment	88,237	101,366
Total Loans and Loans Held for Sale	1,526,020	1,640,089
Unearned Discount on Leases	(5,679)	(7,815)
Unearned Loan Income and Deferred Loan (Fees) Cost, Net	1,363	402
Total Loans and Loans Held for Sale, Net of Unearned Income and Deferred Loan Costs	$1,521,704	$1,632,676

Investment Securities

The composition of the investment portfolio by carrying amount is 0.62 percent U.S. Treasuries, 16.20 percent U.S. securities of government sponsored enterprises, 14.84 percent securities of state and political subdivisions, and 68.34 percent mortgage-backed securities at September 30, 2008. The tax-equivalent yield of the portfolio at September 30, 2008 and December 31, 2007, was 5.31 percent and 5.29 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at September 30, 2008 and December 31, 2007, was 5.29 years and 1.92 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized loss on securities available-for-sale increased by $2.4 million from December 31, 2007 to September 30, 2008. The decline in fair value of our investment securities was attributable to changes in interest rates. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and positive intent to hold the securities until maturity. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac).

Deposits

Total deposits decreased from $1.828 billion at December 31, 2007 to $1.687 billion at September 30, 2008, a decrease of $140.8 million, or 7.7 percent. The sale of our three Tuscaloosa area branches in August 2008 accounted for approximately $21.5 million of this decrease. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $108.1 million, or 7.7 percent. Earlier in the year, as loans decreased, we lowered the rates we offered on deposits to a level that was less competitive but which management considered to be appropriate at the time. Beginning in the second quarter of 2008 and continuing to date, we have focused on retaining deposits we currently have but have not been aggressive in attracting new deposits. Excluding the deposits of the three branches we sold, total deposits increased by $5.3 million from June 30, 2008 to September 30, 2008. We have had customers withdraw funds due to concerns about balances above FDIC insurance limits. To retain deposits, we have expanded our use of the CDARS program, which allows us to offer to our customers fully insured time deposits. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, will help stabilize our deposit base. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During 2008, due to liquidity considerations, we replaced non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances as they matured, but we have not increased the amount of funding from these sources. At September 30, 2008, we had $48.2 million in brokered time deposits and $55.7 million of CDARS brokered time deposits compared to $56.4 million and $13.1 million, respectively, at December 31, 2007. We also had FHLB advances of $61.6 million at September 30, 2008 compared to $65.3 million at December 31, 2007.

The following table shows the breakdown of deposits at September 30, 2008 and December 31, 2007.

(In thousands)	September 30, 2008	December 31, 2007
Non-Interest-Bearing Demand Deposits	$223,050	$242,243
Interest-Bearing Demand Deposits	518,790	629,220
Savings Deposits	111,993	105,166
Large Denomination Time Deposits (of $100 or more)	393,528	426,262
Other Time Deposits	439,755	425,036
Total Deposits	$1,687,116	$1,827,927

Federal Home Loan Bank Advances and Long-term Debt

As of September 30, 2008, our long-term debt consisted of advances from the FHLB of $61.6 million, a loan from an unaffiliated bank of $38.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities and $845 thousand of other long term debt. During the first nine months of 2008, we paid off $37.0 million in long-term FHLB advances with the proceeds of new fixed rate advances of $37.0 million. Also, in the third quarter, we borrowed funds from the FHLB under a variable rate credit facility on a short-term basis.

As of September 30, 2008, the ratio of non-performing assets to total loans and other real estate owned was 7.43%, which exceeds the 5.00% allowed by the Loan Agreement governing the $38 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). The stock of our subsidiary bank is pledged as collateral for this loan. Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of September 30, 2008, and the situation will be reviewed again as of December 31, 2008. If we remain in breach of this covenant and are unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If we are unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on our liquidity and ability to pay dividends. We intend to continue to vigorously pursue a favorable resolution of this issue.

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

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	September 30, 2008	December 31, 2007
Accruing loans 90 days or more past due
Commercial and industrial loans	$ 0	$ 18
Consumer loans	-	7
Total accruing loans 90 days or more past due	0	25
Loans on non-accrual
Construction, land development and other land loans	59,552	27,329
1-4 family residential loans	4,389	3,131
Non-farm non-residential property loans	2,752	4,927
Commercial and industrial loans	2,441	217
Consumer loans	728	397
Other loans	22	0
Total loans on non-accrual	69,884	36,001
Total non-performing loans	69,884	36,026
Other real estate owned
Construction, land development and other land	42,841	10,648
1-4 family residential properties	1,305	758
Non-farm non-residential properties	2,576	3,118
Total other real estate owned	46,722	14,524
Total non-performing assets	$116,606	$50,550

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans as a percentage of loans and leases	4.59%	2.21%
Total non-performing assets as a percentage of loans, leases and other real estate owned	7.43%	3.07%

The following table contains a break out by location of non-performing assets at September 30, 2008.

(Dollars in Thousands)	Non-performing loans	Other Real Estate Owned	Total

Central Alabama	$14,722	$ 5,296	$ 20,018
Southern Alabama	2,746	12,495	15,241
Northwest Florida	52,238	27,304	79,542
Other	178	1,627	1,805
Total	$69,884	$46,722	$116,606

Loans on non-accrual at September 30, 2008 increased by $33.9 million when compared to December 31, 2007 due to our challenging operational environment. Most of this increase occurred in our Florida market. Other real estate owned increased by $32.2 million, from year-end 2007 to September 30, 2008. We are continuing to work through very difficult real estate markets, especially in Florida and along the Alabama coast. Most of our non-performing assets are located in the northwest Florida coastal markets and consist primarily of loans for land acquisition, construction and land development.

Not included in the non-performing assets table are potential problem loans totaling $31.1 million at September 30, 2008, which compares to $21.5 million at December 31, 2007. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest. Most of these loans are residential and commercial real estate development loans in our primary markets.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to Management's concern that the significant slowing of real estate sales activity in those markets will continue to have a negative impact on the value of real estate collateral.  In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers. In many situations, adverse market conditions have placed stress on borrower liquidity levels, and collateral values have declined.

The allowance for loan losses represents Management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk characteristics of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. Impaired loans as determined under SFAS No. 114 were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represented 0.359 times non-performing loans at September 30, 2008 and 0.660 times non-performing loans at December 31, 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.65 percent at September 30, 2008 and 1.46 percent at December 31, 2007. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2008 to absorb probable losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at September 30, 2008 was 11.80 percent, compared to 11.14 percent at December 31, 2007. This increase resulted primarily from the decrease in total assets.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $173.6 million at September 30, 2008 and $174.2 million at December 31, 2007. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $21.4 million at September 30, 2008 and $22.4 million at December 31, 2007. Total capital, which is Tier 1 capital plus Tier 2 capital, was $195.0 million at September 30, 2008, and $196.6 million at December 31, 2007. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.18 percent and 11.43 percent, respectively, at September 30, 2008, and 9.60 percent and 10.84 percent, respectively, at December 31, 2007. Both the September 30, 2008 and December 31, 2007 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At September 30, 2008 the Bank was considered "well capitalized" by regulatory definitions.

The components of our risk-based capital calculations for September 30, 2008 are shown below:

September 30, 2008
(dollars in thousands)
Tier 1 capital-
Tangible common shareholders' equity	$140,622
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	173,622

Tier 2 capital-Allowable portion of the allowance for loan losses	21,356
Total capital (Tiers 1 and 2)	$194,978

Risk-weighted assets	$1,705,321
Quarterly average assets	1,980,257
Risk-based capital ratios:
Tier 1 capital ratio	10.18%
Total capital ratio (Tiers 1 and 2)	11.43%

During the third quarter of 2008, BancTrust declared a regular quarterly dividend of $0.13 per share, payable October 1, 2008 to shareholders of record as of September 15, 2008.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $135.4 million at September 30, 2008 and $179.3 million at December 31, 2007. Liquid assets represented 6.48 percent of total assets at September 30, 2008 compared to 8.00 percent at December 31, 2007. The net change in cash and cash equivalents for the nine-month period ended September 30, 2008 was a decrease of $23.3 million or 19.8 percent. This decrease in cash and cash equivalents was due primarily to the decrease in deposits. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $101.9 million at September 30, 2008.

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

Results of Operations

The acquisition of Peoples was accounted for under the purchase method of accounting as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect results of operations of Peoples for periods before October 15, 2007. This acquisition has made comparison of the third quarter of 2008 to the third quarter of 2007, as well as comparison of the first nine months of 2008 to the first nine months of 2007, less useful as a means of judging the Company's performance.

Three Months Ended September 30, 2008 and 2007

Net Income

The Company recorded net income of $223 thousand, or $0.01 per basic and diluted share, during the third quarter of 2008, compared to net income in the third quarter of 2007 of $2.4 million, or $0.21 per basic and diluted share. The increase in the provision for loan losses, the losses on both the sale and further impairment write-downs of other real estate owned and the increase in non-performing assets are primarily responsible for the decrease in net income. Quarterly average interest-earning assets increased to $1.774 billion for the third quarter of 2008 from $1.199 billion in the third quarter of 2007, an increase of $575.0 million or 47.9 percent. This increase is attributable to the Peoples acquisition. Net interest revenue increased by $2.3 million, or 19.4 percent, from the three months ended September 30, 2007 to the three months ended September 30, 2008, due to the Peoples purchase. Our quarterly net interest margin decreased to 3.25 percent for the third quarter of 2008 from 4.03 percent for the third quarter of 2007. The recent decreases in interest rates and our high level of non-performing assets have contributed to the decrease in our net interest margin. Further interest rate cuts would also have the effect of decreasing our margins.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses," above. Net charge-offs in the third quarter of 2008 were $1.0 million compared to $856 thousand in the same period for 2007. The provision for loan losses was $1.9 million in the third quarter of 2008, compared to $1.2 million for the comparable period in 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.65 percent at September 30, 2008 and 1.46 percent at December 31, 2007. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $3.9 million for the third quarter of 2008, an increase of $644 thousand from the third quarter of 2007, resulting primarily from the Peoples purchase. We recorded a loss on the sale and further impairment write-downs of foreclosed real estate of $1.7 million in the third quarter of 2008. Service charges on deposit accounts increased $1.3 million, or 86.7 percent from $1.5 million for the third quarter of 2007 to $2.8 million for the same period in 2008, with approximately $1.2 million of the increase attributable to the Peoples purchase. Trust revenue in the third quarter of 2008 of $1.0 million was up from $611 thousand for the same period in 2007. Most of the increase in trust revenue is attributable to the Peoples purchase. Trust assets increased from $702 million at September 30, 2007 to $807 million at September 30, 2008.

Salary and employee benefit expense increased $2.1 million, or 39.2 percent, from the third quarter of 2007 to the third quarter of 2008. Full time equivalent employees increased from 418 at September 30, 2007 to 627 at September 30, 2008. Both the increase in salary and employee benefits and the increase in full time equivalent employees is primarily attributable to the Peoples purchase.

Net occupancy expense was $1.8 million in the third quarter of 2008, an increase of $864 thousand, or 91.1 percent, from the same period of 2007. The Peoples purchase accounts for an increase in net occupancy expense of approximately $876 thousand. Furniture and equipment expense increased by $254 thousand, or 27.3 percent with the Peoples purchase accounting for approximately $178 thousand of this increase. The Company now operates in 51 branches as compared to 31 before the Peoples acquisition in October of 2007. The Company also operates operations centers in Mobile and Selma, Alabama.

Other expense was $4.6 million for the quarter ended September 30, 2008, an increase of $1.4 million from the third quarter of 2007, primarily due to the Peoples purchase. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. Computer software amortization related to the conversion of the core processing system of our bank, insurance and other expenses associated with other real estate owned, and increased legal fees related to loan collection also contributed to the increase.

In the second quarter, we merged our Alabama and Florida banks and continued the process of integrating the operations of Peoples. We now operate as a one-bank holding company.  BancTrust has consolidated all of its banking operations into a single subsidiary and has eliminated approximately $5 million in annual costs as a part of the merger and integration process. We expect to reduce our non-interest costs by another $3 million on an annualized basis as we realize additional savings from these mergers.

Income tax benefit was $37 thousand for the third quarter of 2008, compared to income tax expense of $927 thousand for the same period in 2007, reflecting lower taxable income.

Nine Months Ended September 30, 2008 and 2007

Net Income

The Company recorded net income of $4.7 million, or $0.27 per basic and diluted share, during the first nine months of 2008, compared to net income in the first nine months of 2007 of $6.1 million, or $0.54 per basic, and $0.53 per diluted, share. The increase in the provision for loan losses, the losses on sale of other real estate owned and the increase in non-performing assets are primarily responsible for the decrease in net income. Average interest-earning assets increased from $1.236 billion for the first nine months of 2007 to $1.828 billion in the first nine months of 2008, an increase of $592.0 million or 47.9 percent. This increase is primarily attributable to the Peoples acquisition. Net interest revenue increased by $11.1 million, or 30.5 percent, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, due primarily to the Peoples purchase. Our net interest margin decreased to 3.49 percent for the first nine months of 2008 from 3.99 percent for the same period in 2007. The recent decreases in interest rates have contributed to the decrease in our net interest margin. Also contributing to the decrease in our net interest margin is our high level of non-performing assets.

Provision for Loan Losses

The provision for loan losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. See "Asset Quality and Allowance for Loan Losses," above. Net charge-offs in the first nine months of 2008 were $5.5 million compared to $1.6 million in the same period for 2007. The provision for loan losses was $7.2 million in the first nine months of 2008, compared to $4.9 million for the comparable period in 2007. The allowance for loan losses as a percentage of loans, net of unearned income, was 1.65 percent at September 30, 2008 and 1.46 percent at December 31, 2007. Management has increased the allowance for loan losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $15.8 million for the first nine months of 2008, an increase of $6.4 million from the first nine months of 2007, resulting primarily from the Peoples purchase. Non-interest revenue in the first nine months of 2008 includes a gain of $1.1 million from the sale of an interest rate floor that was acquired in the Peoples purchase and losses on the sale and further impairment write-downs of foreclosed property of $1.7 million. Trust revenue in the first nine months of 2008 of $3.0 million was up from $2.1 million for the same period in 2007. Most of the increase in trust revenue is attributable to the Peoples purchase.

Salary and employee benefit expense increased $6.9 million, or 40.8 percent, from the first nine months of 2007 to the first nine months of 2008 due primarily to the Peoples purchase.

Net occupancy expense was $5.5 million in the first nine months of 2008, an increase of $2.8 million, or 102.0 percent, from the same period of 2007. Furniture and equipment expense increased by $1.1 million, or 44.8 percent. Both increases are due primarily to the increase in the number of branches operated by the Company following the Peoples purchase, from 31 in the first nine months of 2007 to 51 in the first nine month of 2008. The Company also operates operations centers in Mobile and Selma, Alabama.

Other expense was $13.8 million for the nine months ended September 30, 2008, an increase of $4.0 million from the first nine months of 2007, resulting primarily from the Peoples purchase. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. Computer software amortization related to the conversion of the core processing system of our bank, insurance and other expenses associated with other real estate owned, and increased legal fees related to loan collection also contributed to the increase.

Income tax expense was $2.0 million for the first nine months of 2008, compared to $2.3 million for the same period in 2007, reflecting decreased taxable income in 2008. The effective combined federal and state income tax rates for the first nine months of 2008 and 2007 were 29.2 percent and 27.9 percent, respectively. Non-taxable income as a percentage of income before income taxes decreased in the first nine months of 2008 compared to the same period in 2007, and this contributed to the increase in the effective combined federal and state income tax rate.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2007 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2008, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2008 was $30.2 million, and that sum represents the Company's maximum credit risk. At September 30, 2008, the Company had $302 thousand of liabilities associated with standby letter of credit agreements.

Registration Statement

On October 6, 2008, the Company filed a shelf registration statement on Form S-3 with the SEC. Once the registration statement is declared effective by the SEC, BancTrust will be able to periodically offer and sell, individually or in any combination, common stock, preferred stock, rights and/or warrants of BancTrust up to a total of $75 million, subject to market conditions and the company's capital needs. The specific terms of any securities to be offered, and the specific manner in which they may be offered, will be described in one or more supplements to the base prospectus contained in the registration statement. The registration statement has not yet been declared effective by the SEC. BancTrust has not yet determined the terms of the securities which may be offered under this registration statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2007 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2008. Through September 30, 2008, Management has not utilized derivatives as a part of this process, but it may do so in the future. We acquired an interest rate floor contract in the Peoples purchase, which we sold in the first quarter of 2008.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended September 30, 2008 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/08-07/31/08	3,092	$ 8.12	0	229,951
08/01/08-08/31/08	891	$ 8.50	0	229,951
09/01/08-09/30/08	723	$ 14.09	0	229,951
Total	4,706	$ 9.11	0	229,951

__________________

  4,706 shares were purchased on the open market to provide shares to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
  Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date. Shares purchased in BancTrust's grantor trust do not decrease the number of shares that may be purchased under the share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during a special meeting on September 30, 2008, an increase in the number of shares the Company is authorized to issue from 20 million to 50 million. A total of 14,657,513 shares of Common Stock, or 83.03 percent of the total outstanding, were represented either in person or by proxy at the meeting. The increase in the number of authorized shares was approved, as follows:

Votes in Favor	12,828,371
Votes Against	1,795,313
Abstaining	33,829

A complete copy of the Company's Articles of Incorporation, as amended, are attached hereto as Exhibit 3.1.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation, as Amended.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

November 7, 2008	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 7, 2008	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

3.1	Amended and Restated Articles of Incorporation, as Amended.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002