Form 10-K
period 2008-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2009-03-23
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Saint Joseph Street	36602
Mobile, Alabama (Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting
☐	☒	(Do not check if a smaller reporting company)	company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of June 30, 2008 (assuming that all executive officers, directors and 5% shareholders are affiliates): $106,505,571

Shares of Common Stock ($.01 Par) outstanding at March 11, 2009: 17,667,629
DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III.

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

Item 1. Business

General

          BancTrust Financial Group, Inc. is a bank holding company headquartered in Mobile, Alabama and incorporated in the state of Alabama. We provide a comprehensive array of traditional financial services through 41 bank offices in the southern two-thirds of Alabama and 10 bank offices in northwest Florida. We operate a subsidiary bank, BankTrust, headquartered in Mobile, Alabama (the “Bank”). We refer to BancTrust Financial Group, Inc. and its subsidiary as “we,” “us,” and “our” and as “BancTrust” and the “Company” throughout this Annual Report on Form 10-K.

          At December 31, 2008, we had total consolidated assets of approximately $2.088 billion, total consolidated deposits of approximately $1.662 billion and total consolidated shareholders’ equity of approximately $289.4 million.

          In October of 2007, we acquired The Peoples BancTrust Company, Inc. (“Peoples”), a bank holding company headquartered in Selma, Alabama that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect the results of operations or the financial condition of Peoples prior to October 15, 2007. Therefore, balances at December 31, 2007 include Peoples’ total assets of approximately $969 million, total loans of approximately $612 million, total deposits of approximately $747 million, goodwill of approximately $54 million and a core deposit intangible of approximately $11 million. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38 million cash in connection with its acquisition of Peoples. This acquisition has made comparison to prior periods less useful as a means of judging the Company’s performance in 2008.

          In August of 2008 we sold three offices in and around Tuscaloosa, Alabama that were acquired in the Peoples purchase.

          In June of 2008, we merged BankTrust, our Florida banking subsidiary, into the Bank, resulting in a one bank holding company.

     Our Banking Subsidiary

          Through our subsidiary Bank, we offer a wide range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We also offer a full array of retail and commercial deposit products and fee-based services to support our customers’ financial needs, including checking accounts, money market accounts, savings accounts and certificates of deposit. For our commercial customers we also offer cash management services such as lock-box, sweep accounts and remote deposit. Other traditional services offered include drive-in banking and night deposit facilities, 24-hour automated teller machines, internet banking, debit and credit card services and telephone banking. We currently operate 51 bank offices.

     Our Ancillary Products and Services

          In addition to our traditional banking services, we also offer our customers a full array of trust services through our trust department. In addition to trust services, we offer our customers certain investment and insurance products through our Bank.

          The following table sets forth information regarding our Company as of December 31, 2008:

Dollars in thousands

Banking offices	51
Employees	621
Loans (net of unearned income)	$1,533,806
Investments	221,879
Total assets	2,088,177
Deposits	1,662,477
Shareholders’ equity	289,388
Interest Income	108,092
Net income	1,256

Market Areas and Competition

          We offer banking services in 15 counties in Alabama and three counties in Florida. Trust services are offered throughout Alabama and Florida through our trust department, and investment and certain insurance products are offered to all of our markets.

          The following tables set forth our Bank’s total deposits and market share by county as of June 30, 2008:

Alabama Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage

	(Dollars in thousands)
Autauga	3	$88,600	$456,274	1	19.42%
Baldwin	4	44,206	3,133,466	11	1.41
Barbour	2	84,062	436,180	3	19.27
Bibb (1)	2	43,048	188,569	3	22.83
Butler	4	86,646	283,714	1	30.54
Dallas	3	181,691	494,666	1	36.73
Elmore	4	105,456	698,349	2	15.10
Escambia	3	123,642	600,906	2	20.58
Jefferson	2	1,593	19,333,287	33	0.01
Lee	2	76,514	1,809,446	9	4.22
Marengo	2	79,218	425,051	3	18.64
Mobile	7	341,120	5,370,150	5	6.35
Monroe	2	104,958	321,013	1	32.70
Montgomery	3	51,111	5,590,821	11	0.91
Shelby	2	79,459	2,236,903	9	3.55
Tuscaloosa(1)	2	9,809	2,416,494	14	0.41

(1) One Bibb County branch and both Tuscaloosa branches were sold effective August 2008.

Florida Counties	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage

	(Dollars in thousands)
Bay	3	$31,644	$2,392,106	12	1.32%
Okaloosa	3	32,539	3,271,700	19	0.99
Walton	4	139,976	832,566	2	16.81

          The foregoing data was obtained from the Federal Deposit Insurance Corporation.

          The banking industry is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms and money market mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and new residents. Many of our competitors are larger financial institutions with substantially greater resources and lending limits such as Regions, RBC Bank (formerly RBC Centura and which now includes Alabama National Bancorporation), Compass and Wachovia (which is now part of Wells Fargo).

          We believe our commitment to quality, personalized banking services, efficient delivery of services, competitive product pricing, convenience and personal and local contacts with our customers are factors that allow us to compete effectively with these financial institutions.

Overall Business Strategy

          Our business strategy is to deliver a full range of bank and banking related products and services in a responsive and personalized manner. We strive to present a focused message to our customers, emphasizing our commitment to their interest and our markets. Our employees are expected to be actively involved in all aspects of the community in which they operate. We also maintain local advisory boards in certain of our markets to further enhance our connection and knowledge of these markets. We are able to compete effectively with larger financial institutions by providing superior customer service with localized decision-making capabilities. The holding company provides corporate oversight and efficiencies in certain “back office” areas such as loan review, marketing and business development, certain personnel matters, accounting, auditing, compliance and information technology.

     Strategic Plan

          Our Board of Directors has adopted a comprehensive Strategic Plan for our consolidated operations. This formal plan provides strategic goals and time-frames for the accomplishments of those goals and provides our executive leadership with guidelines for the operation of our business through the year 2010. Our Strategic Plan focuses on several different operational aspects of our business and includes the following:

•	Growth and market expansion;

•	Financial performance and liquidity goals;

•	Credit culture;

•	Personnel development;

•	Management succession;

•	Technology infrastructure; and

•	Marketing and product development.

Lending Activities and Credit Administration

          We originate loans primarily in the categories of commercial, commercial real estate, individual and commercial construction and consumer. We also make available to our customers fixed-rate, longer-term real estate mortgage loans in the residential real estate mortgage area. We are able to offer, through third party arrangements, certain mortgage loan products that do not require the longer-term loans to be carried on our books. These products allow us to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income for us for the last several years. These fees come from first and second home purchases, as well as from home owners who have elected to refinance their home loans. The loan portfolio mix varies throughout our market areas. Generally speaking, we make loans with relatively short maturities or, in the case of loans with longer maturities, we attempt to issue loans with floating rate arrangements whenever possible. The largest component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate, whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. These loans will generally fall into one of four categories: (1) commercial, financial and agricultural loans; (2) real estate construction loans; (3) real estate mortgage loans; and (4) installment or consumer loans.

          Our loan portfolio at December 31, 2008 and for each of the previous four years was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

	December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Commercial, financial, and agricultural	$349,897	$381,366	$196,136	$168,645	$176,145
Real estate - construction	439,425	476,330	341,992	340,858	218,845
Real estate - mortgage	663,423	681,027	411,873	429,323	413,620
Consumer, installment and single pay	84,787	101,366	54,857	55,720	54,936

Total	1,537,532	1,640,089	1,004,858	994,546	863,546
Less: Unearned discount leases	(5,204)	(7,815)	0	0	0
Less: Deferred loan cost (unearned loan income), net	1,478	402	(123)	(1,194)	(1,339)

Total loans and leases	$1,533,806	$1,632,676	$1,004,735	$993,352	$862,207

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

          Our Board of Directors has established and annually reviews our lending policies and procedures. Our subsidiary bank has a Loan Committee that makes credit decisions based on our company-wide lending policies. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation and examination procedures and follow-up procedures for any exceptions to credit policies. Loans above an established limit must be reviewed and approved by the Board of Directors or a Board-appointed Loan Committee. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. We adhere to the guidelines established by our policy and procedures and our regulators, and we regularly monitor our credit relationships for compliance.

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

          Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 6.5% of total deposits at December 31, 2008.

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

Employees

          As of December 31, 2008, we had 621 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

Supervision and Regulation

          BancTrust and its subsidiary bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     BancTrust

          Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

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

          To qualify to become a financial holding company, our depository institution subsidiary must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. We are not a financial holding company at this time.

          Support of Subsidiary Institution. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support it. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.

     The Bank

          Our subsidiary Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, its deposits are insured by the FDIC to the extent provided by law. Our subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. It is a state-chartered bank subject to supervision and examination by the state banking authorities of the state of Alabama. The primary state regulator in Alabama is the Superintendent of the State Banking Department of Alabama. The federal banking regulator for our Bank, as well as the state banking authority, regularly examines its operations and is given authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

          Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. BancTrust and its subsidiary bank were rated as “Well Capitalized” at December 31, 2008.

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

          FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 12 to 45 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly.

          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

          On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC proposes to collect this special assessment on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Based on our average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $3.4 million. This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

          On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

          The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

          Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

          Other Regulations. Interest and other charges collected or contracted for by our Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

          Our Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

The deposit operations of our Bank are subject to:

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

          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008, our ratio of total capital to risk-weighted assets was 14.05% and our ratio of Tier 1 Capital to risk-weighted assets was 12.80%. Both ratios were significantly above the minimum regulatory guidelines.

          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 11.09%, significantly above the minimum leverage ratio guidelines. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     Payment of Dividends

          BancTrust is a legal entity separate and distinct from our subsidiary Bank. Our principal source of cash flow, including cash flow to pay dividends to our common shareholders and to holders of the preferred stock we issued to the United States Treasury, is dividends from our Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, and there are statutory and regulatory limitations on our ability to pay dividends to our shareholders.

          As to the payment of dividends, our Bank is subject to the laws and regulations of the state of Alabama and to the regulations of the FDIC. Various federal and state statutory provisions limit the amount of dividends our subsidiary Bank can pay to us without regulatory approval.

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

          Under Alabama law, no corporation may pay a cash dividend or other distribution to its shareholders if, after giving effect to such distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

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

          In addition to the limitations on our ability to pay dividends under Alabama law and FDIC and Federal Reserve Board regulations, our ability to pay dividends on our common stock is also limited by our participation in the U.S. Treasury’s Capital Purchase Program. Prior to December 19, 2011, unless we have redeemed the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, liquidation preference $1,000 per share issued to the U.S. Treasury or the U.S. Treasury has transferred the preferred stock to a third party, the consent of the U.S. Treasury must be received before we can pay a regular quarterly common stock dividend in excess of $0.13 per share. Furthermore, if we are not current in the payment of quarterly dividends on the preferred stock, we can not pay dividends on our common stock.

          At December 31, 2008, our subsidiary was able to pay dividends totaling approximately $4.2 million without the need for regulatory approval.

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

          The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

•

requirements for entities that furnish information to consumer reporting agencies (which would include the Bank), to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

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

     Anti-Terrorism and Money Laundering Legislation

          The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships and are intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

     Recent Laws and Regulatory Activities

          U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 19, 2008, BancTrust issued to the U.S. Treasury 50 thousand shares of BancTrust’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference of $1,000 per share, and a warrant to purchase up to 731 thousand shares of BancTrust’s common stock at an exercise price of $10.26 per share for an aggregate purchase price of $7.5 million in cash. The securities purchase agreement pursuant to which the securities issued to the U.S. Treasury under the CPP were sold limits the payment of dividends on BancTrust’s common stock to the then current quarterly dividend of $0.13 per share without prior approval of the U.S. Treasury, limits BancTrust’s ability to repurchase shares of its common stock, grants the holders of the preferred stock, the warrant and the common stock of BancTrust to be issued under the warrants certain registration rights, and subjects BancTrust to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and the American Relief and Recovery Act of 2009.

          FDIC Temporary Liquidity Guarantee Program. BancTrust and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC will guarantee certain of our senior unsecured debt, and it insures non-interest bearing transaction account deposits at BankTrust. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at BankTrust are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest. We currently have no debt outstanding that is guaranteed under the TLGP.

          Comprehensive Financial Stability Plan of 2009. On February 10, 2009, Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the Emergency Economic Stabilization Act of 2008. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

          Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. BancTrust cannot predict at this time the effect that the Financial Stability Plan may have on it or its business, financial condition or results of operations.

          American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions such as BancTrust participating in the TARP Capital Purchase Program.

          Making Homes Affordable Loan Modification Program. On March 4, 2009, the U.S. Treasury announced guidelines for the new “Making Homes Affordable” loan modification program that provides servicers and holders of eligible residential mortgages with incentives to modify loans at risk of foreclosure and provides incentives for homeowners whose mortgages are modified to remain current on their mortgages after modification. At this time BancTrust is not required to participate in this program, but the Company is reviewing the terms of this program to determine if participation will be in the best interests of the Company and its shareholders.

Available Information

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments of those reports, filed with or furnished to the SEC are available on our website at http://investor.banktrustonline.com. These documents are made available free of charge on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

J. Stephen Nelson — age 71(1) Chairman (since 1993)	Director (since 1993)

W. Bibb Lamar, Jr. — age 65(2) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh — age 60(3) Executive Vice President (since 2004)	None

F. Michael Johnson — age 63(4) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Bruce C. Finley, Jr. — age 60(5) Senior Vice President and Senior Lending Officer (since 2004)	None

Edward T. Livingston — age 62(6) Executive Vice President (since 2007)	None

(1)	Previously: Chairman, (1993-2003), Chief Executive Officer, (1984-2003), and Director, (1979-2003), BankTrust of Brewton, which was merged into the Bank in 2003.

(2)	Chief Executive Officer, since 1989, and Chairman, since 1998, the Bank. Previously: President (1989-1998), the Bank.

(3)

Market President, Florida, the Bank since 2008. Previously: President, Chief Executive Officer and Director of BankTrust-Florida (2005-2008). President, Chief Operating Officer and Director (1998 to 2005) of the Bank.

(4)	Executive Vice President and Cashier, since 1986, the Bank.

(5)	Executive Vice President of the Bank since 1998. Previously: Senior Loan Officer (1998-2004), the Bank.

(6)	Division President, BankTrust, since 2007. Previously: Market President, Brewton, BankTrust, (2002-2007).

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

          Our businesses have been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

          Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

          This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

          Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

          A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets, such as goodwill;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale;

•	A decrease in the carrying value of our other real estate owned.

          Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

          The soundness of other financial institutions could adversely affect us.

          Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

          Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Any such losses could materially and adversely affect our businesses, financial condition or results of operations.

          The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (“EESA”). Under EESA, the U.S. Treasury has the authority to purchase up to $700 billion of mortgages and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. One of the programs created by EESA is the Troubled Asset Relief Program (“TARP”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Capital Purchase Program available through the TARP, in which BancTrust participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets.

          On October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Insurance Act (“FDIA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

          On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”), was signed into law on February 17, 2009, with the stated purposes of:

•	Preserving and creating jobs and promoting economic recovery;

•	Assisting those most impacted by the recession;

•	Providing investments needed to increase economic efficiency by spurring technological advances in science and health;

•	Investing in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits; and

•	Stabilizing state and local government budgets, in order to minimize and avoid reductions in essential services and counter-productive state and local tax increases.

          ARRA includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions such as BancTrust participating in the TARP Capital Purchase Program.

          There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.

          The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. We are unable to predict the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

          The programs established or to be established under the EESA and TARP may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDIA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC. We would be required to pay significantly higher FDIC premiums even if we did not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

          The limitations on incentive compensation contained in the ARRA may adversely affect BancTrust’s ability to attract key employees or retain its highest performing employees.

          In the case of a company such as BancTrust that sold preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program funds, the ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next twenty highest paid employees. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that BancTrust may be unable to create a compensation structure that permits BancTrust to attract key employees and retain its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.

          As a result of our participation in the Capital Purchase Program and the Temporary Liquidity Guarantee Program, we may face additional regulation, and we cannot predict the cost or effects of compliance at this time.

          In connection with our participation in the Capital Purchase Program administered under the TARP, we may face additional regulations and/or reporting requirements, including, but not limited to, the following:

          Section 5.3 of the standardized Securities Purchase Agreement that we entered into with the U.S. Treasury provides, in part, that the U.S. Treasury “may unilaterally amend any provision of this Agreement to the extent required to comply with any changes after the Signing Date in applicable federal statutes.” This provision gives Congress the ability to impose “after-the-fact” terms and conditions, such as those contained in the ARRA, on participants in the Capital Purchase Program. As a participant in the Capital Purchase Program, we are subject to any such retroactive legislation. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

          Participation in the Capital Purchase Program will limit our ability to increase our dividend on, or to repurchase, our common stock (without the consent of the U.S. Treasury) for so long as any securities issued under the program remain outstanding.

          The FDIC recently requested that all state-chartered banks monitor and report how they have spent funds received from the U.S. Treasury in connection with TARP. The Special Inspector General of the TARP has made a similar inquiry of Capital Purchase Program participants.

          Participation in the Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC. The FDIC has also charged U.S. banks an additional emergency special assessment and increased other fees because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. In the future, we may be required to pay significantly higher FDIC premiums in order to replenish the Deposit Insurance Fund.

          As a result, we may face increased regulation, and compliance with such regulation may increase our costs and limit our ability to pursue certain business opportunities. We cannot predict the effect that participating in these programs may have on our business, financial condition, or results of operations in the future or what additional regulations and/or requirements we may become subject to as a result of our participation in these programs.

          We may decide not to pay dividends on your common stock.

          Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. We have recently reduced our quarterly dividend on common stock to $0.025 per share, and we may further reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the TARP Capital Purchase Program limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail below.

          If we experience greater credit losses than anticipated, our earnings may be adversely affected.

          As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of borrowers and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

          We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

     We operate in a highly competitive market which may have an impact upon our success.

          The banking business is highly competitive, and we experience competition in each of our markets from many other financial institutions. Recent mergers, divestitures, and de-novo branching in our markets, particularly in our Mobile market, have affected competition. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other financial institutions and from new residents. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Many of our competitors are well-established larger financial institutions that have greater resources and lending limits than we do. Our success in maintaining or increasing market share depends in part on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to utilize new technologies and other means to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. Our competitors may introduce new products or services embodying new technologies which may cause our current technology or systems to be considered obsolete. Our future success in gaining market share may depend, in part, on our ability to use technology competitively and to provide products and services that provide convenience to our customers and create additional efficiencies in our operations.

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

          Our market areas in Alabama and Florida are susceptible to hurricanes. This coastal region experienced major hurricanes in 2004 and 2005. The psychological impact of these storms, the high cost of and, in some cases, lack of property insurance, an over-supply of housing and investment properties along with changing property values and higher taxes over recent years slowed the economic growth in these areas. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by these hurricanes or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

If the value of real estate in our core Northern Gulf Coast market remains materially depressed, a significant portion of our loan portfolio could become or remain under-collateralized, which could have a material adverse effect on us. Additionally, if real estate values remain depressed or decline further, we could be required to write down the values of our Other Real Estate Owned.

          With a substantial portion of our loans concentrated along the Gulf Coast of South Alabama and Northwest Florida, the decline in local economic conditions has adversely affected the values of our real estate collateral. A continued or further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Any decline in deposits or loan originations, any increase in borrower delinquencies or any decline in the value or condition of mortgaged properties could have a material adverse effect on our business.

          In addition to considering the financial strength and cash flow characteristics of our borrowers, the Bank often secures loans with real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate values in our Northern Gulf Coast market remain depressed for an extended period or if we are required to liquidate collateral to satisfy a debt during this period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, a decline in real estate prices could affect the carrying value of our other real estate owned, which could adversely affect our earnings and capital.

     We may experience greater loan losses than anticipated.

          The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, Management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon such assumptions and judgments as well as a percentage of the outstanding balances. We believe that the allowance for loan losses is adequate. If Management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

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

          Most of our assets and liabilities are monetary in nature and are subject to significant risks tied to changes in interest rates. Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising or declining interest rates, our interest expense could increase or decrease in different amounts and at different rates than the interest that we earn on our assets. Accordingly, changes in interest rates could reduce our net interest income. Our profitability depends to a large extent on our net interest income. Unexpected or significant movements in interest rates could cause our net interest income to decrease and could impact the valuation of our assets and liabilities. Changes in the level of interest rates may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales were made at prices lower than the amortized costs of the investments, we would incur losses.

     We may be required to raise additional capital at a time when capital may not be readily available.

          We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may limit our access to some of our customary sources of capital. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

          The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

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

If our stock price declines from levels at December 31, 2008, we will evaluate our goodwill balances for impairment, and if the estimated fair value of our business has declined, we could recognize an impairment charge for our goodwill.

          We performed an interim evaluation of our goodwill balances at December 31, 2008 and an annual goodwill impairment assessment as of September 30, 2008. Based on our analyses, we concluded that the fair value of our reporting unit exceeded its carrying value and, therefore, goodwill was not considered impaired at either date. It is possible that our assumptions and conclusions regarding the valuation of our reporting unit could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material adverse effect on our financial position and future results of operations.

     Our investments may suffer other than temporary impairment.

          Other than temporary impairment can occur when we determine that we do not have the intent and ability to hold a security with an amortized cost greater than its estimated fair market value until recovery. If the credit ratings of the issuers of the securities we hold deteriorate, we may not be able to recover our investment in these securities, which could have a material adverse effect on our financial condition and future results of operations.

Item 1B. Unresolved Staff Comments

          None

Item 2. Properties

          Our corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. We lease this entire facility, which also houses the headquarters of the Bank. The current term of the lease for this building expires on December 31, 2010. We have an option to extend this lease for one additional term of five years. In addition to our corporate headquarters, we operate 50 office or branch locations in Southern and Central Alabama and Northwest Florida, of which 41 are owned and 9 are subject to either building or ground leases. We also own a building in downtown Mobile and a building in Selma that we use as operations centers. We paid annual rents in 2008 of approximately $569 thousand. At December 31, 2008, there were no significant encumbrances on our offices, equipment or other operational facilities.

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

          At December 31, 2008, the Company had approximately 5,241 shareholders, including 1,747 of record and 3,494 shareholders in nominee accounts of its common stock and 1 holder of record of its preferred stock.

          The following chart provides the high and low sales price and the cash dividend declared on the Company’s common stock for each quarter in 2008 and 2007.

	High	Low	Cash Dividends Declared Per Share

2008
Fourth quarter	$14.90	$7.40	$0.13
Third quarter	16.85	5.71	0.13
Second quarter	12.72	6.32	0.13
First quarter	13.23	9.63	0.13
2007
Fourth quarter	$17.38	$11.16	$0.13
Third quarter	21.33	15.55	0.13
Second quarter	22.68	17.94	0.13
First quarter	25.75	19.90	0.13

          On February 16, 2009, BancTrust announced that it had reduced its dividend to $0.025 per share for the first quarter of 2009. The reduction was in response to the current economic conditions, our reduced earnings in the second half of 2008 and our desire to maintain our capital in case of further deterioration in the economy.

          While any preferred stock is outstanding, the Company may pay dividends on its common stock and redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the preferred stock are fully paid (See “Sales of Unregistered Securities,” below). Prior to the third anniversary of the U.S. Treasury’s purchase of the preferred stock, unless the preferred stock has been redeemed or the U.S. Treasury has transferred all of the preferred stock to third parties, the consent of the U.S. Treasury will be required for the Company to (1) increase its common stock dividend above its third quarter 2008 amount of $0.13 per share or (2) repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Company’s agreement with the U.S. Treasury.

Securities Authorized for Issuance under Equity Compensation Plans

          The following table sets forth certain information at December 31, 2008 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders	152,747	(1)	$15.13	265,468	(2)
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A	N/A

	Weighted-Average

Restricted Stock Plan Category	Number of Securities Issued	Market Value of Shares Issued

Equity Compensation Plans Approved by Security Holders	106,291	$17.05 (3)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.

(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.

(3)	Represents the average of the closing bid and ask price on the date of issue.

Sales of Unregistered Securities

          On December 19, 2008, the Company sold 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, liquidation preference $1000 per share (the “preferred stock”) to the U.S. Treasury for a price of $1,000 per share. No additional sales of the preferred stock have occurred. The Preferred Stock is not traded on any securities market, and no underwriters were used in the transaction. The preferred stock and warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company declared the first cash dividend on the preferred stock in the first quarter of 2009. The shares of preferred stock pay a cumulative annual dividend at a rate of 5 percent for the first five years. The dividend rate will increase to 9 percent after five years if the preferred stock has not been redeemed by the Company. In connection with the sale of preferred stock, the Company issued to the U.S. Treasury a warrant to purchase 730,994 shares (the “Warrant Shares”) of the Company’s common stock, at an initial exercise price of $10.26 per share. The term of the warrant is ten years.

          The Company received $50 million dollars as proceeds from the sale of the preferred stock. After expenses of $69 thousand, the net proceeds from the sale were $49.931 million. We used $18 million of the proceeds to repay a portion of the bank loan related to the Peoples acquisition. We contributed $30 million of the proceeds as capital to the Bank after year end to fund anticipated future loan growth.

Share Repurchases

          On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2008, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002.

          The Company makes repurchases from time to time to fund its deferred compensation plan for directors. The following table provides information about purchases by BancTrust during the quarter ended December 31, 2008 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)

10/01/08-10/31/08	2,618	$9.34	0	229,951
11/01/08-11/30/08	1,069	$10.75	0	229,951
12/01/08-12/31/08	703	$12.58	0	229,951

Total	4,390	$10.34	0	229,951

(1)	4,390 shares of common stock were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

	At and for the Year Ended December 31,

	2008	2007(1)	2006(1)	2005(1)	2004(1)

RESULTS OF OPERATIONS:
Interest revenue	$108,092	$104,025	$88,188	$72,905	$50,913
Interest expense	47,188	50,245	35,923	20,861	11,928

Net interest revenue	60,904	53,780	52,265	52,044	38,985
Provision for loan losses	15,260	12,435	4,594	5,725	3,897
Non-interest revenue	22,955	15,156	11,644	10,987	10,517
Non-interest expense	67,638	48,308	39,726	37,262	31,787

Income from continuing operations before income taxes	961	8,193	19,589	20,044	13,818
Income tax expense	(295)	2,007	6,303	6,767	3,902

Income from continuing operations	1,256	6,186	13,286	13,277	9,916

Income from discontinued operations before income taxes	0	0	0	575	1,684
Gain on sale of discontinued operations before income taxes	0	0	0	2,411	1,484

Total income from discontinued operations before income taxes	0	0	0	2,986	3,168
Income tax expense	0	0	0	1,144	1,783

Income from discontinued operations	0	0	0	1,842	1,385

Net income	1,256	6,186	13,286	15,119	11,301
Effective preferred stock dividend	111	0	0	0	0

Net income available to common shareholders	$1,145	$6,186	$13,286	$15,119	$11,301

PER SHARE DATA:
Basic earnings per common share	$0.07	$0.49	$1.19	$1.36	$1.03

Diluted earnings per common share	$0.06	$0.49	$1.17	$1.35	$1.02

Basic earnings per common share from continuing operations	$0.07	$0.49	$1.19	$1.19	$0.90

Diluted earnings per common share from continuing operations	$0.06	$0.49	$1.17	$1.19	$0.90

Basic earnings per common share from discontinued operations	$0.00	$0.00	$0.00	$0.17	$0.13

Diluted earnings per common share from discontinued operations	$0.00	$0.00	$0.00	$0.16	$0.12

Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52

Book value per common share	$13.80	$14.26	$12.41	$11.79	$11.09

Common shares outstanding	17,555	17,497	11,166	11,113	11,022
Basic average common shares outstanding	17,540	12,521	11,151	11,104	10,981
Diluted average common shares outstanding	17,695	12,704	11,308	11,188	11,074

	At and for the Year Ended December 31,

	2008	2007(1)	2006(1)	2005(1)	2004(1)

SUMMARY BALANCE SHEET DATA:
Total assets	$2,088,177	$2,240,094	$1,353,406	$1,306,054	$1,191,222
Loans, net of unearned income	1,533,806	1,632,676	1,004,735	993,352	862,207
Deposits	1,662,477	1,827,927	1,104,129	1,041,845	939,958
Investments	221,879	245,877	118,498	132,354	140,512
Federal funds sold	0	59,400	62,500	32,000	6,000
FHLB advances and long-term debt	113,398	137,341	95,521	110,057	58,500
Short-term borrowings	0	4,198	4,120	8,595	14,114
Preferred stock	47,085	0	0	0	0
Common shareholders’ equity	242,303	249,520	138,523	131,039	122,183
Intangible assets	106,844	108,621	44,947	45,754	46,510
Tangible shareholders’ equity	182,544	140,899	93,576	85,285	75,673
AVERAGE BALANCES:
Total assets	$2,116,424	$1,558,040	$1,297,550	$1,270,183	$1,109,679
Earning assets	1,812,114	1,381,358	1,151,209	1,104,062	895,370
Loans	1,560,017	1,147,714	999,034	952,701	726,791
Deposits	1,705,628	1,277,597	1,042,228	1,001,411	828,665
Common shareholders’ equity	248,051	163,121	136,343	127,459	119,820
Shareholders’ equity	249,725	163,121	136,343	127,459	119,820
PERFORMANCE RATIOS:
Return on average assets	0.06%	0.40%	1.02%	1.19%	1.02%
Return on average equity	0.46%	3.79%	9.74%	11.86%	9.43%
Net interest margin (tax equivalent)(2)	3.40%	3.95%	4.61%	4.80%	4.47%
Efficiency ratio(3)	80.02%	69.06%	61.36%	58.28%	62.84%
ASSET QUALITY RATIOS:
Nonperforming assets to total assets	5.91%	2.26%	1.29%	0.55%	0.30%
Allowance for loan losses to total loans, net of unearned income	2.00%	1.46%	1.63%	1.41%	1.11%
Net loans charged-off to average loans	0.51%	1.02%	0.23%	0.14%	0.29%
Allowance for loan losses to non-performing loans	42.32%	65.99%	100.74%	207.23%	326.03%
CAPITAL RATIOS:
Tier 1 leverage ratio(4)	11.09%	8.86%	10.02%	8.40%	8.28%
Tier 1 risk-based capital	12.80%	9.60%	11.51%	9.70%	9.46%
Total risk-based capital	14.05%	10.84%	12.77%	10.95%	10.49%
Average common shareholders’ equity to average total assets	11.72%	10.47%	10.51%	10.03%	10.80%
Dividend payout ratio	742.86%	106.12%	43.70%	38.24%	50.49%
OTHER DATA:
Banking locations	51	54	31	29	30
Full-time equivalent employees	621	686	419	396	349

(1)

In October of 2007, we acquired Peoples and we have accounted for this acquisition under the purchase accounting method. Under the purchase accounting method, the financial statements do not reflect results of operations of the financial condition of Peoples prior to October 15, 2007. Refer to Note 2 in the consolidated financial statements, “Business Combinations” for additional information about this transaction.

(2)	Net interest margin is the net yield on interest-earning assets. Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total interest-earning assets.

(3)	Efficiency ratio is the result of non-interest expense divided by the sum of net interest revenue (tax equivalent) and non-interest revenue.

(4)	Tier 1 leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

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

Executive Summary

          The year ended December 31, 2008 was an extremely tumultuous year for the U.S. economy and, more specifically, for the financial services industry. Deteriorating home values, among other factors, provided a catalyst for declining valuations across nearly all asset classes, including loans and securities. Property value declines, which began in late 2007, continued to build throughout 2008. While BancTrust did not have material exposure to many of the issues that plagued the industry (e.g., sub-prime loans, structured investment vehicles, collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses.

          We reported a profit for 2008 even though the recession adversely affected the economy in our markets, particularly in our Gulf Coast markets which were significantly impacted by declining real estate prices. Our earnings fell short of our expectations because of increased loan loss provisions, lower margins resulting from falling interest rates and increased expenses associated with other real estate owned. Loans were down 6.1%, compared with the prior year. The decrease was primarily due to a slowdown in economic activity in our coastal markets and to an increase in non-performing loans being moved to other real estate owned. We also sold three branches in the Tuscaloosa, Alabama market, which decreased loans by $24.6 million. The sale of the branches was part of our strategy to focus on markets where we have a greater presence. We improved our operating leverage during the year by integrating Peoples and completing the consolidation of our subsidiary banks into one bank. We have realized approximately $6 million in annual cost savings from these initiatives.

          We increased our 2008 provision for loan losses primarily in response to increasing non-performing assets in our Florida market. We believe the additional provisions were warranted in light of economic conditions and continued downward pressure on real estate collateral values. Although we believe our reserves were adequate at year-end 2008 to cover projected loan losses, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods. We remain focused on credit quality to protect our future earnings and capital base.

          We took proactive steps during the fourth quarter to raise $50 million in new capital through the sale of preferred stock to the U.S. Treasury to strengthen our already strong capital base. The U.S. Treasury Department’s Capital Purchase Program was designed to fund well-capitalized and well-managed banks to ensure safety and soundness of the banking system during these challenging economic times. We were well-capitalized prior to participating in the program, and our participation significantly increased our capital base.

          We continued to gain market share by attracting customers from other banks in our markets that have been impacted by bank merger activity and the unprecedented market events within the financial services industry. We remain focused on providing our customers with personal attention and services to support their financial requirements. We believe we are in an excellent position to take advantage of the changes in the banking markets by leveraging our strong capital base to fund future loan growth as the economy recovers.

          As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Bank. The following table contains selected data related to our subsidiary Bank:

Number of Locations	Market Area Counties	Total Assets at December 31, 2008

		(In thousands)
51	Autauga, Baldwin, Barbour, Bibb, Butler, Dallas, Elmore, Escambia, Jefferson, Lee, Marengo, Mobile, Monroe, Montgomery, Shelby, in Alabama and Bay, Okaloosa, Walton in Florida	$2,078,774

          We offer a broad range of financial services to our customers, including retail banking, trust, insurance and securities services and products through the Bank, our trust department and a financial services subsidiary of the Bank.

          Like most community banks, we derive the majority of our revenue from the interest we earn on our loans and investments, and our greatest expense is the interest we pay on interest-bearing deposits and borrowings. Consequently, one of the key measures of our success is our net interest income, which is the difference between the revenues we earn on our interest-earning assets, such as loans and investments, and the expenses we pay on our interest-bearing liabilities, such as interest-bearing deposits and borrowings. Another key measure of our success is our net interest margin, or the difference between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Effect of Economic Trends

          During 2003 and most of 2004, the financial markets operated in a low interest rate environment. During 2004, many economists believed the economy was beginning to show signs of strengthening, and the Federal Reserve increased the federal funds interest rate by 125 basis points during 2004 and by an additional 200 basis points during 2005. In mid-2006 the Federal Reserve stopped increasing rates, and problems in the sub-prime real estate market began to appear later in the year. In 2007 problems in the sub-prime real estate market began to intensify, and problems in the debt markets in general began to appear. In August of 2007, the Federal Reserve began reducing interest rates in an effort to combat the economic effects of the debt problems. The interest rate reductions accelerated throughout 2008. Along with the sub-prime problems, the national real estate market faced a general reduction in sales and values of homes and other real estate, which further deteriorated in 2008. While the problems have affected wide areas of the United States, they were amplified in our coastal markets in Florida and Alabama by the continuing market disruption caused by major hurricanes in 2004 and 2005. Our urban markets such as Mobile, Montgomery and Birmingham have not been as severely affected.

          The specific economic and credit risks associated with our loan portfolio, especially the real estate loan portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral values, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for construction, whether the builders can sell the home to buyers and whether buyers can obtain permanent financing. Until mid-2005, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets increased, and employment trends in our market areas were favorable. We experienced a slowdown in loan demand in our coastal markets in the Fall of 2005 which has continued through 2008. The most likely reason for the slowdown initially was the effects of hurricanes in 2004 and 2005 along the Gulf Coast, especially Hurricane Katrina in August of 2005. The sub-prime problem, combined with the collapse of the real-estate market in some areas, has intensified the problems along the Gulf Coast. We increased significantly the provision for loan losses in the fourth quarter of 2008 as a result of the deterioration in the real estate market, the higher level of non-performing loans and the continuing uncertainty regarding economic conditions in the markets in which we operate, particularly those in the coastal regions of southern Alabama and northwest Florida.

          Calendar 2008 was marked by severe macro economic conditions, which negatively impacted liquidity and credit quality. Financial and credit markets declined sharply, building on issues that began in the sub-prime mortgage market in the second half of 2007 and which led to significant declines in real estate and home values. Consumer confidence across all sectors of the economy declined as we experienced rising costs fueled by unprecedented prices for crude oil in the second and third quarters of 2008 coupled with the downturns in housing and mortgage related financial services. These conditions were accompanied by a further deterioration in the labor market and rising unemployment, all of which contributed to extreme market volatility as economic fears and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected capital and earnings of most financial institutions. Financial institutions experienced significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. government.

          Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve Bank to inject capital into financial institutions. During 2008, the Federal Reserve Bank lowered the federal funds rate seven times, including a drop of 75 basis points in December 2008. During 2008, the federal funds rate decreased from 4.25% on January 1, 2008 to 0.25% on December 31, 2008.

          Various agencies of the United States government proposed a number of initiatives to stabilize the global economy and financial markets, including the Emergency Economic Stabilization Act of 2008 (“EESA”) (including the Troubled Asset Relief Program (“TARP”)), the FDIC’s Temporary Liquidity Guarantee Program, the Financial Stability Plan and American Recovery and Reinvestment Act of 2009 (“ARRA”).

          ARRA, among other things, amends the terms of the TARP and imposes certain additional conditions and requirements on participating institutions such as BancTrust. However, it also loosens the limitations on redemption by allowing affected institutions to repay TARP proceeds at any time, subject to approval of the participating institution’s primary regulator. The effective dates of certain of ARRA’s provisions and their applicability to BancTrust are currently being analyzed by the Company.

          Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, TARP, the Financial Stability Plan, the ARRA and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program or related programs. We are unable to predict the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

          The severe economic conditions are expected to continue in 2009. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures.

          These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Critical Accounting Policies and Estimates

          We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2008 included in this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of these policies is set forth below.

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

          In addition to evaluating probable losses on individual loans, Management also determines probable losses for all other loans that are not individually evaluated. The amount of the allowance for loan losses related to all other loans in the portfolio is determined based on historical and current loss experience, portfolio mix by loan type and by collateral type, current economic conditions, the level and trend of loan quality ratios and such other factors that, in Management’s judgment, deserve current recognition in estimating inherent loan losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The assumptions and resulting allowance level are adjusted accordingly as these factors change.

     Goodwill

          Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management engaged external valuation specialists to assist in the goodwill assessment performed at September 30, 2008 and December 31, 2008. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

          Fair value of the reporting unit in 2008 was determined using two methods, one based on the price as a multiple of tangible equity capital for which similar units have sold and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. Our goodwill impairment testing for 2008, which was updated at December 31, 2008 as a result of the recent decline in our common stock price and net earnings, indicated that our goodwill was not impaired. As a result of the recent decline in our stock price and operating results, the excess of the fair value over carrying value narrowed in our assessment. If our stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

Financial Condition

     Recent Acquisition

          In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. (“Peoples”). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables shown in this section do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the following financial statements and tables are less useful as a means of judging the Company’s performance in 2008 and 2007, in comparing 2008 to 2007 and in comparing 2008 and 2007 to other years shown.

     Average Assets and Liabilities

          Average assets in 2008 were $2.1 billion, compared to $1.6 billion in 2007. Most of the increase in average assets was attributable to the Peoples acquisition. Average loans, net, in 2008 were $1.5 billion compared to $1.1 billion in 2007. We experienced a significant increase in loan demand beginning in 2003, and the demand continued to accelerate in 2004 and into the first half of 2005. Beginning in the third quarter of 2005 we experienced a rapid slowdown in loan demand in our Gulf Coast markets, most likely a reaction to the extreme hurricane season of 2005, especially Hurricane Katrina. Economic decline in subsequent years has more severely affected the northwest Florida and Gulf Coast markets. While loan demand remains reasonably good in our metropolitan markets of Mobile, Montgomery and Birmingham, loan demand in our coastal markets remains weak. Collateral values have fallen in all of our markets, with the drop being more significant in our coastal markets

          Average deposits in 2008 were $1.7 billion compared to $1.3 billion in 2007. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings and a note payable to another financial institution. In December 2006, we issued an additional $15 million of trust preferred securities. Part of the funds were used to pay off a bank loan, and the remaining proceeds were used for general corporate purposes. In October of 2007, in order to complete the purchase of Peoples, we obtained a term bank loan in the amount of $38 million. In December 2008 we issued $50 million worth of preferred stock to the U.S. Treasury and used $18 million of the proceeds to pay down the bank loan.

          Our average equity as a percent of average total assets in 2008 was 11.80 percent, compared to 10.47 percent in 2007. Average equity in 2008 and 2007 included approximately $108 million and $57 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Average Assets
Cash and due from banks	$54,268	$46,926	$46,423	$46,262	$36,593
Federal funds sold	18,883	67,947	26,171	13,918	7,276
Interest-bearing deposits	9,262	23,248	370	241	566
Securities available for sale	223,952	142,449	125,634	137,202	160,737
Loans, net	1,534,931	1,127,813	984,219	942,034	718,340
Premises and equipment, net	87,285	56,480	44,038	38,773	36,009
Accrued income receivable	9,550	8,938	7,494	5,947	4,599
Other real estate owned, net	39,126	4,288	593	394	650
Intangible assets, net	108,285	57,293	45,364	46,127	46,885
Cash surrender value of life insurance	15,464	7,217	5,053	4,832	4,613
Other assets	15,418	15,441	12,191	2,855	1,755
Assets related to discontinued operations	0	0	0	31,598	91,656

Average Total Assets	$2,116,424	$1,558,040	$1,297,550	$1,270,183	$1,109,679

Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$221,781	$174,867	$180,008	$207,091	$155,441
Interest-bearing demand deposits	554,562	369,475	254,531	245,605	226,731
Savings deposits	109,834	84,102	92,319	119,874	96,808
Time deposits	819,451	649,153	515,370	428,841	349,685

Total deposits	1,705,628	1,277,597	1,042,228	1,001,411	828,665
Short-term borrowings	3,306	3,321	9,607	17,735	20,434
FHLB advances and long-term debt	135,823	99,687	99,270	83,358	50,030
Other liabilities	21,942	14,314	10,102	11,403	8,600
Liabilities related to discontinued operations	0	0	0	28,817	82,130
Shareholders’ equity	249,725	163,121	136,343	127,459	119,820

Average Total Liabilities and Shareholders’ Equity	$2,116,424	$1,558,040	$1,297,550	$1,270,183	$1,109,679

     Loans

          Our ability to grow our loan portfolio has been impacted by additional downward pressure placed on the real estate market, especially in our coastal markets, as reduced demand has driven the steep decline in real estate prices. Average loan growth was strong in 2004 and continued into mid-2005 as economic conditions in our markets were good. After the 2005 hurricane season and Hurricane Katrina, loan demand in our markets directly on the Gulf of Mexico slowed considerably. We believe the psychological effects of the storms of 2004 and 2005, as well as severe problems in the property insurance industry and overall economic decline, contributed to the slowdown in loan demand throughout our coastal markets that began in late 2005. Our average loan-to-deposit ratio was 91 percent in 2008, 90 percent in 2007 and 96 percent in 2006. Our loan-to-deposit ratio at year-end 2008 was 92 percent compared to 89 percent at year-end 2007 and 91 percent at year-end 2006.

          Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2008, $979 million, or 64 percent, mature within one year or otherwise reprice within one year. Maintaining high levels of short-term and variable rate loans in our portfolio is a key component of our interest rate risk management strategy and was a key contributor to our improved net interest revenue and our net interest margin during the recent rising interest rate environment. Net interest revenue and net interest margin decreased when interest rates declined rapidly in 2008. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

          We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have the capacity to generate significant fee income, especially during periods of relatively low mortgage rates. These fees have come from first and second home purchases as well as from home refinancing volume. Mortgage loan origination volume in several of our markets has declined due to the downturn in the national housing market, particularly in our coastal markets impacted by the severe hurricane season in 2005, and from a rise in interest rates beginning in mid 2004. Refinancing volume in the metropolitan areas of Mobile and Montgomery have remained relatively stable. With the return to lower mortgage rates in the last half of 2008, volume has increased. Mortgage refinancing volumes are expected to increase in 2009 with record low interest rates. Potential restriction on cash-out refinancings may lower these volumes to some degree.

          Table 2 shows the distribution of our loan portfolio by major category at December 31, 2008, and at year-end for each of the previous four years. Included in commercial, financial and agricultural loans in 2008 are $37.3 million in commercial leases acquired in the Peoples merger. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS AND LEASES BY CATEGORY

	December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Commercial, financial, and agricultural	$349,897	$381,366	$196,136	$168,645	$176,145
Real estate — construction	439,425	476,330	341,992	340,858	218,845
Real estate — mortgage	663,423	681,027	411,873	429,323	413,620
Consumer, installment and single pay	84,787	101,366	54,857	55,720	54,936

Total	1,537,532	1,640,089	1,004,858	994,546	863,546
Less: Unearned discount leases	(5,204)	(7,815)	0	0	0
Less: Deferred loan cost (unearned loan income), net	1,478	402	(123)	(1,194)	(1,339)

Total loans and leases	$1,533,806	$1,632,676	$1,004,735	$993,352	$862,207

Table 3

SELECTED LOANS AND LEASES BY TYPE AND MATURITY

	December 31, 2008 Maturing

	Within One Year	After One But Within Five Years	After Five Years	Total

	(Dollars in thousands)
Commercial, financial, and agricultural	$193,128	$133,825	$22,944	$349,897
Real estate — construction	365,622	65,391	8,412	439,425
Real estate — mortgage	170,383	330,624	162,416	663,423

	$729,133	$529,840	$193,772	$1,452,745

Loans maturing after one year with:
Fixed interest rates		$389,781	$59,618
Floating interest rates		140,059	134,154

		$529,840	$193,772

Securities

          SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as held to maturity are stated at amortized cost. Securities are classified as held to maturity if Management has the positive intent, and we have the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2008, all of our securities were stated at estimated fair value since they were in the available for sale category. At December 31, 2008, we held no trading securities or securities classified as held to maturity.

          The maturities and weighted-average yields of securities available for sale at December 31, 2008, are presented in Table 4 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax-exempt obligations. Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

Table 4

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

December 31, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available for sale
U.S. Treasury securities	$399	1.86%	$399	4.35%	$0	0.00%	$0	0.00%	$798	3.10%
U.S. Government sponsored enterprises	15,144	5.13	9,280	5.28	3,737	5.40	499	6.01	28,660	5.23
State and political subdivisions	10,642	6.78	15,380	6.49	3,463	6.79	1,128	7.03	30,613	6.64
Other investments	0	0.00	0	0.00	0	0.00	2,909	2.50	2,909	2.50
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	0	0.00	155,502	5.06

Total securities available for sale	$26,185	5.75%	$25,059	6.01%	$7,200	6.07%	$4,536	4.01%	$218,482	5.26%

          The amortized cost and estimated fair values of investment securities available for sale at December 31, 2008, 2007 and 2006, are presented in the following table.

Table 5

AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES

	2008		2007		2006

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(Dollars in thousands)
U.S. Treasury securities	$798	$830	$1,097	$1,112	$896	$902
U.S. Government sponsored enterprises	28,660	29,754	97,148	98,087	43,390	42,571
State and political subdivisions	30,613	30,940	37,888	38,374	44,138	44,665
Other investments	2,909	2,909	2,421	2,406	1,574	1,543
Mortgage-backed securities	155,502	157,446	105,072	105,898	29,526	28,817

Total securities available for sale	$218,482	$221,879	$243,626	$245,877	$119,524	$118,498

Deposits and Short-Term Borrowings

          The mix of deposits from 2007 to 2008 has remained relatively unchanged. Total deposits at year-end 2008 decreased $165.5 million, or 9.1 percent, from year-end 2007. The decrease was partially the result of the sale of three branches in August 2008. The remaining decrease resulted from the extreme market and economic reaction to the financial crisis which began in the last half of 2008. Average deposits increased at a rapid pace in 2005, growing from $828.7 million in 2004 to $1.0 billion in 2005, an increase of 20.8 percent. Our deposit mix, on average, did not significantly change in 2004 and 2005. In 2006, we saw a decrease in average savings deposits of $27.6 million. Most of the decrease occurred in our Florida market and appears to be a result of the slowdown which occurred after Hurricane Katrina. Also in 2006 we experienced an increase of $86.5 million in average time deposits. Part of this increase is a result of our efforts to offset the savings deposit decrease in Florida, and the remainder resulted from new account efforts in our other markets. The increase of $235.4 million from 2006 to 2007 was almost entirely attributable to the Peoples purchase, since deposit growth in our Gulf Coast markets slowed considerably. In 2006, the Bank significantly increased rates on time deposits in its Florida markets in order to attract new deposits to fund loans. As these time deposits matured in 2007, the Bank offered lower replacement rates. As a result, deposits in our Florida markets decreased by approximately $42.1 million from December 31, 2006 to December 31, 2007.

          We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 74 percent and 77 percent at year-end 2008 and 2007, respectively. While our primary deposit-taking emphasis focuses on attracting and retaining core deposits from customers who will also use our other products and services, we have from time to time found it necessary to use non-core funding sources such as large certificates of deposit and other borrowed funds. This was the case in periods of very rapid loan growth such as we experienced during 2004 and 2005. We do not currently need to access our non-core funding sources, as internally generated funds are supplying our liquidity needs. While we might consider using non-core funding sources again during periods when loan growth exceeds core deposit growth, we are currently focused on minimizing our reliance on these sources of funds.

Table 6

AVERAGE DEPOSITS

	Average for the Year

	2008		2007		2006

	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid

	(Dollars in thousands)
Non-interest-bearing demand deposits	$221,781		$174,867		$180,008
Interest-bearing demand deposits	554,562	1.35%	369,475	2.66%	254,531	1.99%
Savings deposits	109,834	1.01	84,102	1.92	92,319	2.16
Time deposits	819,451	3.83	649,153	5.01	515,370	4.47

Total average deposits	$1,705,628		$1,277,597		$1,042,228

          Table 7 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2008. Deposits of $428.3 million in this category represented 25.8 percent of total deposits at year-end 2008, compared to $426.3 million representing 23.3 percent of total deposits at year-end 2007. The dollar amount of deposits in this category remained relatively unchanged; however, the percent compared to total deposits increased slightly because deposits at year-end 2008 were $165 million lower than at year-end 2007.

Table 7

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2008

Under 3 Months	3-6 Months	7-12 Months	Over 12 Months	Total

(Dollars in thousands)
$153,502	$122,211	$108,328	$44,250	$428,291

          Short-term borrowings include three items: (1) federal funds purchased; (2) borrowings from the FHLB and (3) a short-term loan from an unrelated lender. We sold federal funds of $18.9 million on average during 2008 while average short-term borrowings were $3.3 million. During 2005 we relied much more than we have historically on short-term borrowings as a funding source to meet rapid loan growth; however, our liquidity position improved in 2006. In 2007 and 2008, as loan demand weakened, we relied less on short-term borrowings as a loan funding source.

Table 8

SHORT-TERM BORROWINGS

	2008			2007			2006

	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate

	(Dollars In thousands)
Federal funds purchased	$6,400	$1,296	2.55%	$0	$47	5.06%	$0	$50	4.76%
Securities sold under agreement to repurchase	8,069	2,010	1.33	5,002	3,028	2.43	17,018	9,557	4.41
Other	0	0	0.00	843	246	3.68	0	0	n/a

Total short-term borrowings		$3,306	1.81%		$3,321	2.47%		$9,607	4.41%

FHLB Advances and Long-term Debt

          We use FHLB advances as an alternative to other funding sources with similar maturities. FHLB advances, as a funding source, are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $58.5 million at December 31, 2008 compared to $65.3 million as of December 31, 2007. We use our long-term FHLB advances primarily to fund loan originations. During 2007, we repaid FHLB advances as they matured in an effort to reduce our dependency on these types of funds. We acquired $45.1 million in FHLB advances in the Peoples purchase in 2007. During 2008, we replaced most of our maturing FHLB advances with new advances.

          Of our outstanding FHLB advances at December 31, 2008, all had fixed interest rates. Note 12 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

          In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust I (the “Trust”), which the Trust purchased with the $18 million proceeds of trust preferred securities it sold to investors. The note payable matures in December 2033. We pay interest on the note to the Trust, and the Trust pays dividends on the trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for CommerceSouth, Inc. We have the option to repay any amounts of the note payable beginning December 2008.

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

          In 2007, we obtained a $38 million term loan which we used to finance a portion of the purchase price for The Peoples BancTrust Company. On December 20, 2008 we prepaid $18 million of the loan. The loan matures in October of 2010 and is carried as Long-term Debt. The interest rate on this loan is based on one-month LIBOR plus a spread. The spread is based on our level of non-performing assets and can fluctuate monthly. The spread at December 31, 2008 was 450 basis points, which is the maximum spread possible under the loan agreement. This loan is secured by our stock in the Bank and requires quarterly interest payments. As of December 31, 2008, our ratio of nonperforming assets to total loans and other real estate owned was 7.79 percent, which exceeds the 5.00 percent allowed by the Loan Agreement governing this loan. We have been granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of December 31, 2008, and the situation will be reviewed again as of March 31, 2009. If we remain in breach of this covenant and are unable to obtain a waiver or amendment of the loan agreement, the lending bank would have the right to give notice of default. If we are unable to cure the default within ninety days of notice, then the lending bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on our liquidity and ability to pay dividends. Management continues to vigorously pursue a favorable resolution to this issue.

Contractual Obligations

          Table 9 presents information about our contractual obligations, which by their terms are not short-term, at December 31, 2008.

Table 9

CONTRACTUAL OBLIGATIONS

	One Year or Less	Over One to Three Years	Four to Five Years	More Than Five Years	Total

	(Dollars in thousands)
FHLB advances and long-term debt(1)	$22,046	$45,057	$75	$46,220	$113,398
Operating leases	457	736	279	1,529	3,001
Tax contingencies	392	919	37	0	1,348
Payments to pension plan	1,400	0	0	0	1,400
Certificates of deposit	771,019	77,240	10,326	6,367	864,952

Total	$795,314	$123,952	$10,717	$54,116	$984,099

(1)

Refer to Note 12 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

          The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2008 was $30.0 million, and that sum represents the Company’s maximum credit risk. At December 31, 2008, the Company had $300 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

          Table 10 presents information about our off-balance sheet arrangements at December 31, 2008.

Table 10

OFF-BALANCE SHEET ARRANGEMENTS

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

	(Dollars in thousands)
Lines of credit — unused	$204,135	$29,106	$12,151	$245,392
Standby letters of credit	24,363	5,701	0	30,064

Total	$228,498	$34,807	$12,151	$275,456

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

          We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 11, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities at December 31, 2008, we would expect a net decrease in net interest income of $1.4 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $3.6 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

          Liquidity represents the ability of a bank to meet its funding needs with its available sources of funds. It represents our ability to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we had available at December 31, 2008, federal funds lines of credit of $63.4 million and FHLB lines of credit $48.6 million. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements, when appropriate, corrective measures in the event certain liquidity parameters are exceeded.

          The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities. Cash flows from operating activities provided $32.1 million in 2008 compared to $20.8 million in 2007 and $12.6 million in 2006. Net cash from investing activities provided $45.5 million in 2008 primarily due to the decrease in loans and provided $60.1 million in 2007 primarily from decreased investments in interest-bearing deposits in other banks and other investments. Net cash used in financing activities was $152.5 million in 2008 compared to $81.1 million in 2007, due primarily to the decrease in deposits of $165.4 million in 2008 and $71.7 million in 2007. The net decrease in cash and cash equivalents was $74.9 million in 2008, compared to a net decrease of $162 thousand in 2007 and a net increase of $31.7 million in 2006. We acquired net cash and cash equivalents of $22.2 million in 2007 through the purchase of Peoples.

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

          Changes in the composition of interest-earning assets and interest-bearing liabilities can increase or decrease net interest revenue without affecting interest rate sensitivity. The interest rate spread between assets and their corresponding liabilities can be significantly changed while the repricing interval for both remains unchanged, thus impacting net interest revenue. Over a period of time, net interest revenue can increase or decrease if one side of the Statement of Condition reprices before the other side. An interest sensitivity ratio of 100 percent (earning assets divided by interest-bearing liabilities), which represents a matched interest rate sensitive position, does not guarantee maximum net interest revenue. Management evaluates several factors, including the general direction of interest rates, before making adjustments to earning assets. Management tries to determine the type of investment and the maturity needed to maximize net interest revenue while minimizing interest rate risk. Management may, from time to time, accept calculated risks associated with interest rate sensitivity in an attempt to maximize net interest revenue. We have not in the past used derivative financial instruments to manage interest rate sensitivity; however, in the 2007 Peoples merger, we acquired an interest rate contract. Peoples purchased the interest rate contract to manage interest rate risk in its loan portfolio. The contract was sold in the first quarter of 2008 for a gain of $1.1 million.

          At December 31, 2008, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 78 percent, and our twelve-month cumulative gap position was 81 percent. Our twelve-month cumulative gap position was within the range established by Management as acceptable but our three-month position was slightly out of the range. Our three-month gap position indicates that, in a period of rising interest rates, each $0.78 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to decrease during the three-month period of rising rates, as interest expense increases would exceed increases in interest income. Likewise, our twelve-month gap position indicates that each $0.81 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Because rates on liabilities are near historic lows, a further decrease in rates would probably not result in an increase in net interest revenue. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in corresponding amounts.

          The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2008. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Investment securities are included in the period in which they are scheduled to mature. Certificates of deposit are presented according to contractual maturity dates.

Table 11

INTEREST SENSITIVITY ANALYSIS

	December 31, 2008

	Interest Rate Sensitive Within (Cumulative)			Non-Interest Rate Sensitive Within 5 Years

	3 Months	3-12 Months	1-5 Years		Total

	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans and leases(1)	$609,589	$978,587	$1,398,769	$138,763	$1,537,532
Unearned income	0	0	0	(3,726)	(3,726)
Less allowance for loan losses	0	0	0	(30,683)	(30,683)

Net loans	609,589	978,587	1,398,769	104,354	1,503,123
Investment securities	42,371	66,453	164,631	57,248	221,879
Federal funds sold	0	0	0	0	0
Interest-bearing deposits in other financial institutions	42,376	42,376	42,376	0	42,376

Total interest-earning assets	$694,336	$1,087,416	$1,605,776	$161,602	$1,767,378

INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$212,260	$212,260
Interest-bearing demand deposits	479,634	479,634	479,634	0	479,634
Savings deposits(2)	0	0	0	105,631	105,631
Large denomination time deposits	167,993	386,309	428,096	195	428,291
Other time deposits	183,022	392,443	435,637	1,024	436,661
Short-term borrowings	0	0	0	0	0
FHLB advances and long-term debt	55,010	76,973	102,048	11,350	113,398

Total interest-bearing liabilities	$885,659	$1,335,359	$1,445,415	$330,460	$1,775,875

Interest rate sensitivity gap	$(191,323)	$(247,943)	$160,361
Interest-earning assets/interest-bearing liabilities	.78	.81	1.11
Interest rate sensitivity gap/interest-earning assets	(.28)	(.23)	.10

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.

(2)

Certain types of savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

          Tangible shareholders’ equity (shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive income) was $185.0 million at December 31, 2008 compared to $141.2 million at December 31, 2007 and $94.4 million at December 31, 2006. At year-end 2008, our Tier 1 capital ratio was 12.80%, an increase from 9.60% at year-end 2007. Both increases resulted from the issuance of $50 million in preferred stock to the U.S. Treasury on December 19, 2008.

          In the fourth quarter of 2008, we applied to participate in the Capital Purchase Program of the Troubled Asset Relief Program and were approved to issue preferred stock to the U.S. Treasury. We completed the sale of $50 million in preferred shares to the United States Treasury on December 19, 2008. The preferred shares pay a cumulative annual dividend at the rate of 5% for the first five years. The dividend will increase to 9% after five years if the preferred shares have not been redeemed by the Company. In conjunction with the issuance of the preferred shares, we issued the U.S. Treasury a warrant to purchase up to 730,994 shares of our common stock at $10.26 per share, which would represent an aggregate investment, if fully exercised of approximately $7.5 million in BancTrust common stock, or 15% of the investment in preferred stock. Our participation resulted in the imposition of certain restrictions including limits on executive compensation and the requirement that we obtain prior approval from the U.S. Treasury before increasing our regular quarterly dividends paid to common shareholders above $0.13 per share.

          Under the Capital Purchase Program, the Company’s ability to purchase, redeem or otherwise acquire for consideration its common stock or trust preferred securities of its affiliates is restricted until the earlier of (a) the third anniversary of the issuance of the preferred stock and (b) the date on which the Company has redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to third parties; provided, however, that certain restrictions persist for any period when there are accrued and unpaid dividends on the preferred stock outstanding.

          We used $18 million of the proceeds to repay a portion of the bank loan related to the Peoples acquisition. We contributed $30 million in capital to the Bank after year-end.

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

          Our leverage ratio, defined as tangible shareholders’ equity divided by quarterly average assets, was 11.09% at year-end 2008 compared to 8.86% at year-end 2007. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 12.80 percent and 14.05 percent, respectively, at December 31, 2008. We exceeded the minimum risk-based capital guidelines at December 31, 2008, 2007 and 2006. The minimum guidelines are shown in Table 12. (See “Management’s Discussion and Analysis — Capital Adequacy,” and Note 17 of Notes to Consolidated Financial Statements).

Table 12

RISK-BASED CAPITAL

	December 31,

	2008	2007	2006

	(Dollars in thousands)
Tier 1 capital —
Preferred stock	$47,085	$0	$0
Tangible common shareholders’ equity	137,895	141,191	94,410
Payable to business trust	33,000	33,000	33,000

Total Tier 1 capital	$217,980	$174,191	$127,410

Tier 2 capital —
Allowable portion of the allowance for loan losses	$21,377	$22,449	$13,860

Total capital (Tier 1 and Tier 2)	$239,357	$196,640	$141,270

Risk-adjusted assets	$1,703,026	$1,814,850	$1,106,511
Quarterly average assets	1,965,114	1,965,667	1,271,077
Risk-based capital ratios:
Tier 1 capital	12.80%	9.60%	11.51%
Total capital (Tier 1 and Tier 2)	14.05%	10.84%	12.77%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	11.09%	8.86%	10.02%

Results of Operations

     Net Interest Revenue

          Net interest revenue, the difference between amounts earned on interest-earning assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Major factors influencing net interest revenue are changes in interest rates, changes in the volume of assets and liabilities and changes in the asset/liability mix. Presented in Table 13 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest-bearing liabilities for the past three years.

          Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total average interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2008, on a tax equivalent basis, decreased 55 basis points to 3.40 percent compared to 3.95 percent in 2007 and 4.61 percent in 2006. From mid-2004 through mid-2006, rising interest rates and a large increase in our loan volume resulted in an increase to our net yield. This trend continued until the Federal Reserve stopped increasing rates in mid-2006. The Federal Reserve’s monetary policy, combined with slower loan growth in 2006, resulted in margin compression. In recent years certain loans were placed on non-accrual, further reducing our net interest margin. The rapid decrease in interest rates beginning in the third quarter of 2008 was a contributing factor as well. The current high volume of non-performing assets as of December 31, 2008, reduced our net interest margin by approximately 35 to 40 basis points in 2008. Further cuts in interest rates could erode our margin by limiting our ability to offset point for point asset yield reductions with liability costs. Further liability cost reductions could be limited by competition for deposits as well as the inability to aggressively lower deposit rates below the already near historic low levels in some categories.

Table 13

NET INTEREST REVENUE

	2008			2007			2006

	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid

	Dollars in thousands
Interest-earning assets:
Taxable securities	$193,012	5.19%	$10,024	$99,996	5.33%	$5,334	$80,467	4.78%	$3,845
Non-taxable securities	30,940	4.79	1,482	42,453	4.06	1,722	45,167	4.02	1,817

Total securities	223,952	5.14	11,506	142,449	4.95	7,056	125,634	4.51	5,662
Loans and leases(1)	1,560,017	6.15	95,887	1,147,714	8.03	92,126	999,034	8.13	81,214
Federal funds sold	18,883	2.14	404	67,947	5.24	3,560	26,171	4.94	1,292
Interest-bearing deposits	9,262	3.19	295	23,248	5.52	1,283	370	5.41	20

Total interest-earning assets	1,812,114	5.96	108,092	1,381,358	7.53	104,025	1,151,209	7.66	88,188

Non-interest-earning assets
Cash and due from banks	54,268			46,926			46,423
Premises and equipment, net	87,285			56,480			44,038
Other real estate owned, net	39,126			4,288			593
Other assets	40,432			31,596			24,738
Intangible assets, net	108,285			57,293			45,364
Allowance for loan losses	(25,086)			(19,901)			(14,815)

Total	$2,116,424			$1,558,040			$1,297,550

Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$664,396	1.29%	$8,581	$453,577	2.52%	$11,448	$346,850	2.03%	$7,053
Time deposits	819,451	3.83	31,409	649,153	5.01	32,523	515,370	4.47	23,034
Short-term borrowings	3,306	1.81	60	3,321	2.47	82	9,607	4.41	424
FHLB advances and long-term debt	135,823	5.26	7,138	99,687	6.21	6,192	99,270	5.45	5,412

Total interest-bearing liabilities	1,622,976	2.91	47,188	1,205,738	4.17	50,245	971,097	3.70	35,923

Non-interest-bearing liabilities
Non-interest bearing demand deposits	221,781			174,867			180,008
Other liabilities	21,942			14,314			10,102

	243,723			189,181			190,110

Shareholders’ equity	249,725			163,121			136,343

Total	$2,116,424			$1,558,040			$1,297,550

Net Interest Revenue		3.05%	$60,904		3.36%	$53,780		3.96%	$52,265

Net yield on interest-earning assets		3.36%			3.89%			4.54%
Tax equivalent adjustment		0.04			0.06			0.07

Net yield on interest-earning assets (tax equivalent)		3.40%			3.95%			4.61%

(1)

Loans classified as non-accrual are included in the average volume classification. Loan fees of $403, $1,194 and $2,252 for the years ended 2008, 2007 and 2006, respectively, are included in the interest amounts for loans.

          Table 14 reflects the changes in our sources of taxable-equivalent interest income and expense between 2008 and 2007 and between 2007 and 2006. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

          Tax-equivalent net interest revenue in 2008 was $7.0 million higher than in 2007, caused by both an increase in volume of $17.7 million resulting from the Peoples acquisition in 2007 and a decrease of $10.7 million caused by the decline in rates from 2007 to 2008.

          Tax-equivalent net interest revenue in 2007 was $1.5 million higher than in 2006. Increased volume accounted for an increase of $7.8 million, and a decrease in rates accounted for a $6.3 million decline.

Table 14

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

	2008 Change From 2007			2007 Change From 2006

		Increase (Decrease) Due to(1)			Increase (Decrease) Due to(1)

	Total Change			Total Change
		Volume	Rate		Volume	Rate

	Dollars in thousands
Interest revenue:
Taxable securities	$4,690	$4,955	$(265)	$1,489	$971	$518
Non-taxable securities	(348)	(713)	365	(138)	(158)	20

Total securities	4,342	4,242	100	1,351	813	538
Loans and leases	3,761	28,936	(25,175)	10,912	12,073	(1,161)
Federal funds sold	(3,156)	(2,026)	(1,130)	2,268	2,073	195
Deposits	(988)	(665)	(323)	1,263	1,237	26

Total	3,959	30,487	(26,528)	15,794	16,196	(402)

Interest expense:
Interest-bearing demand and savings deposits	(2,867)	3,371	(6,238)	4,395	2,407	1,988
Other time deposits	(1,114)	7,336	(8,450)	9,489	6,228	3,261
Short-term borrowings	(22)	0	(22)	(342)	(242)	(100)
FHLB advances and long-term debt	946	2,104	(1,158)	780	26	754

Total	(3,057)	12,811	(15,868)	14,322	8,419	5,903

Net interest revenue	$7,016	$17,676	$(10,660)	$1,472	$7,777	$(6,305)

(1)

The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses

          The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan portfolio. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Risk management procedures are in place to assist in identifying potential problem loans.

          Management’s evaluation of each loan includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, work-out and collection arrangements and possible risks associated with concentrations of credit. The loan review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, economic factors and other risk factors. Each quarter this review is quantified in a report prepared by loan review officers and delivered to Management, which uses the report to determine whether any adjustments to the allowance for loan losses are appropriate. Management submits these quarterly reports to BancTrust’s Board of Directors. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged-off, which increase the allowance; and (iii) the provisions for loan losses charged to income, which increase the allowance.

          Table 15 sets forth certain information with respect to our average loans, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2008.

Table 15

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

	Year Ended December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$23,775	$16,328	$14,013	$9,608	$7,786
Balance of acquired bank	0	6,740	0	0	0
Balance sold	(345)	0	0	0	0
Charge-offs:
Commercial, financial and agricultural	1,769	2,170	1,797	1,095	1,254
Real estate- construction	5,218	8,831	7	0	0
Real estate - mortgage	1,492	876	518	131	568
Installment	809	828	316	428	497

Total charge-offs	9,288	12,705	2,638	1,654	2,319

Recoveries:
Commercial, financial and agricultural	295	476	159	133	63
Real estate - construction	122	95	0	0	0
Real estate - mortgage	310	63	43	39	16
Installment	554	343	157	162	165

Total recoveries	1,281	977	359	334	244

Net charge-offs	8,007	11,728	2,279	1,320	2,075

Provision charged to operating expense	15,260	12,435	4,594	5,725	3,897

Allowance for loan and lease losses - Balance at end of year	$30,683	$23,775	$16,328	$14,013	$9,608

Loans and leases at end of year, net of unearned income	$1,533,806	$1,632,676	$1,004,735	$993,352	$862,207
Ratio of ending allowance to ending loans and leases	2.00%	1.46%	1.63%	1.41%	1.11%
Average loans and leases, net of unearned income	$1,560,017	$1,147,714	$999,034	$952,701	$726,791
Non-performing loans and leases from continuing operations	72,499	36,026	16,208	6,762	2,947
Ratio of net charge-offs to average loans and leases	0.51%	1.02%	.23%	.14%	.29%
Ratio of ending allowance to total non-performing loans	42.32%	65.99%	100.74%	207.23%	326.03%

          Net charge-offs were $8.0 million in 2008 compared to $11.7 million in 2007 and $2.3 million in 2006. The allowance for loan and lease losses as a percentage of loans was 2.00 percent at December 31, 2008, 1.46 percent at December 31, 2007 and 1.63 percent at December 31, 2006.

          The allowance for loan and lease losses was increased to $30.7 million, or 2.00% of total loans and leases in 2008 to account for higher levels of non-performing loans’ primarily associated with our Florida and Alabama coastal markets. The provision charged to operating expense was $15.3 million in 2008 compared to $12.4 million in 2007. Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans affected the allocation of the allowance for loan and lease losses. The changes in the allocation of the allowance for loan and lease losses (see table 16) from 2008 to 2007 are primarily attributable to the increase in non-performing loans secured by real estate.

          Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2008. Deterioration of the credit quality of loans in our portfolio, especially loans along the immediate Gulf Coast, could lead to an increase in the provision for loan and lease losses in future periods.

Table 16

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2008		2007		2006

	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans

	(Dollars in thousands)
Commercial, financial and agricultural	$5,028	22.76%	$5,363	23.25%	$3,962	19.52%
Real estate	23,581	71.73	15,637	70.57	11,643	75.02
Installment	2,074	5.51	2,775	6.18	723	5.46

Total	$30,683	100.00%	$23,775	100.00%	$16,328	100.00%

	2005		2004

	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans

	(Dollars in thousands)
Commercial, financial and agricultural	$4,443	16.96%	$5,709	20.40%
Real estate	8,513	77.44	3,295	73.24
Installment	1,057	5.60	604	6.36

Total	$14,013	100.00%	$9,608	100.00%

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

          Table 17 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, renegotiated loans and other real estate owned, all with respect to continuing operations. Non-performing assets were $123.4 million at year-end 2008 compared to $50.6 million at year-end 2007. Loans on non-accrual increased to $72.5 million from $36.0 million at December 31, 2007, primarily a result of placing certain real estate loans along our coastal markets on non-accrual. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has reserved an amount in the allowance for loan losses to cover the anticipated losses on these loans. These anticipated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local BancTrust personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan losses as a percentage of loans increased to 2.00% at December 31, 2008 from 1.46% at December 31, 2007 (see Table 15).

          Total non-performing assets as a percentage of loans and other real estate owned at year-end 2008 was 7.8 percent compared to 3.1 percent at year-end 2007 and 1.7 percent at year-end 2006.

Table 17

SUMMARY OF NON-PERFORMING ASSETS OF CONTINUING OPERATIONS

	December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Accruing loans 90 days or more past due:
Commercial and industrial loans	$0	$18	$0	$154	$1
Consumer loans	1	7	0	397	50

Total accruing loans 90 days or more past due	1	25	0	551	51

Loans on non-accrual:
Construction, land development and other land loans	56,884	27,329	8,867	145	0
1-4 family residential loans	8,229	3,131	2,754	609	510
Non-farm non-residential property loans	4,298	4,927	2,848	2,470	554
Commercial and industrial loans	2,316	217	447	1,648	654
Consumer loans	750	397	377	395	206
Other loans	21	0	0	0	0

Total loans on non-accrual	72,498	36,001	15,293	5,267	1,924

Renegotiated non-farm non-residential loans	0	0	915	944	972

Total non-performing loans	72,499	36,026	16,208	6,762	2,947

Other real estate owned:
Construction, land development and other land	46,252	10,648	0	36	166
1-4 family residential properties	1,638	758	0	103	98
Non-farm non-residential properties	3,012	3,118	1,250	289	400

Total other real estate owned	50,902	14,524	1,250	428	664

Total non-performing assets	$123,401	$50,550	$17,458	$7,190	$3,611

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%	0.00%	0.06%	0.01%
Total non-performing loans as a percentage of loans and leases	4.73%	2.21%	1.61%	0.68%	0.34%
Total non-performing assets as a percentage of loans, leases and other real estate owned	7.79%	3.07%	1.74%	0.72%	0.42%

The following table contains a break out by location of non-performing assets at December 31, 2008.

Table 18

DETAILS OF NON-PERFORMING ASSETS

	Non-performing loans	Other Real Estate Owned	Total

	(Dollars in thousands)
Central Alabama	$13,064	$6,805	$19,869
South Alabama	1,709	13,665	15,374
Northwest Florida	56,876	29,669	86,545
Other	850	763	1,613

Total	$72,499	$50,902	$123,401

Details of Non-Accrual Loans

          The impact of non-accrual loans on interest income over the past five years is shown in Table 19. Not included in the table are potential problem loans totaling $43.0 million at December 31, 2008. These loans are primarily construction and land development loans. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention watch or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Table 19

DETAILS OF NON-ACCRUAL LOANS

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Principal balance at December 31,	$72,498	$36,001	$15,293	$5,267	$1,924
Interest that would have been recorded under original terms for the years-ended December 31,	$6,556	$2,374	$1,211	$430	$145
Interest actually recorded in the financial statements for the years-ended December 31,	$2,493	$1,816	$452	$155	$69

Non-Interest Revenue and Non-Interest Expense

          Non-interest revenue was $23.0 million in 2008 compared to $15.2 million in 2007, an increase of 51.5 percent. Service charges on deposit accounts increased 58.5 percent. Non-interest revenue was favorably affected by the Peoples acquisition completed in the fourth quarter of 2007. Trust revenue increased 36.5 percent. ATM interchange fees, the largest component of other income, charges and fees, increased $859 thousand, or 108.5 percent. Service charges, trust revenue and ATM interchange fees increased due to the volume of accounts and the Peoples acquisition completed in the fourth quarter of 2007. Mortgage fee income decreased $930 thousand, or 44.8 percent, in 2008 compared to 2007. Mortgage fee income was impacted by the slow-down in the real estate market, particularly, second home purchase volume in our coastal markets compared with the prior year. We believe the slow-down in our coastal markets was originally attributable to the severe storms in 2004 and 2005 and to the inability in certain circumstances to obtain insurance on real estate within these markets, and that the slowdown has been exacerbated by the overall slow-down in real estate markets and the broader economy.

Table 20

NON-INTEREST REVENUE

	Year-Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Non-Interest Revenue:
Service charges on deposit accounts	$11,069	$6,983	$4,726
Trust revenue	4,156	3,044	2,229
Securities gains (losses), net	186	3	(44)
Gain on sale of derivative	1,115	0	0
Other income, charges and fees	6,429	5,126	4,733

Total	$22,955	$15,156	$11,644

          The efficiency ratio, calculated as non-interest expense divided by net interest revenue (tax adjusted) plus non-interest revenue is a measure of performance in the banking industry. A lower efficiency ratio indicates a more efficient company. The ratio can be lowered by increasing revenue or by decreasing expenses. Our efficiency ratio in 2008 was 80.0 percent compared to 69.1 percent in 2007, and the decrease in the net interest margin in 2008 was the primary contributor to the negative change. Included in the efficiency ratio calculation was $3.5 million in intangible amortization in 2008 and $2.0 million in loss on other real estate compared to $1.2 million in intangible amortization expense and $535 thousand in loss on other real estate in 2007.

          Non-interest expense increased 40.0 percent in 2008 compared to 2007. Most of this increase is attributable to the acquisition we completed early in the fourth quarter of 2007. Salary and employee benefit expense increased 29.4 percent. Employees have decreased from 686 at year-end 2007 to 621 at year-end 2008. Reduction in the number of employees was a result of planned consolidations related to the merger and the sale of three branches acquired from Peoples. Intangible amortization increased $2.3 million, a result of recognizing annual amortization related to the fourth quarter 2007 acquisition. Loss on other real estate was $2.0 million compared to $535 thousand in 2007. Other real estate carrying cost, which includes property taxes, insurance, and maintenance expenses, increased from $208 thousand in 2007 to $1.4 million in 2008, due to the higher levels of other real estate owned and these expenses are included in other expense. Since the completion of our acquisition of Peoples, we have experienced a decrease in certain non-interest expense categories, including advertising, data processing and stationery and office supplies due to increase efficiency as these functions were consolidated. We anticipate continued savings from cost-saving initiatives implemented in 2008 and those planned for 2009.

Table 21

NON-INTEREST EXPENSE

	Year-Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Non-Interest Expense:
Salaries	$23,471	$18,661	$14,557
Pension and other employee benefits	7,802	5,503	6,832
Furniture and equipment expense	4,879	3,718	2,935
Net occupancy expense	7,212	4,501	3,100
Intangible amortization	3,501	1,227	749
Loss on other real estate	1,979	535	24
Other expense	18,794	14,163	11,529

Total	$67,638	$48,308	$39,726

Income Taxes

          In 2008 we recorded an income tax benefit of $295 thousand compared to income tax expense of $2.0 million in 2007 and $6.3 million in 2006. Increased levels of bank owned life insurance and municipal interest income combined with lower levels of pre-tax income led to the 2008 tax benefit. Our effective combined tax rate was 24.5 percent in 2007 compared to 32.2 percent in 2006. The change in tax expense from 2006 to 2007 is attributable in part to the decrease in taxable income.

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

          Except as discussed in this Management’s Discussion and Analysis, Management is not aware of trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on the liquidity, capital resources or operations of the Company. Except as discussed in this Management’s Discussion and Analysis, Management is not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008

	First	Second	Third	Fourth	Total

	(Dollars in thousands except per share amounts)
Interest revenue	$30,994	$27,622	$25,266	$24,210	$108,092
Interest expense	14,135	11,458	10,898	10,697	47,188

Net interest revenue	16,859	16,164	14,368	13,513	60,904
Provision for loan losses	2,929	2,382	1,863	8,086	15,260
Non-interest revenue	6,684	5,211	5,587	5,473	22,955
Non-interest expense	16,711	16,380	17,906	16,641	67,638

Income (loss) before income taxes	3,903	2,613	186	(5,741)	961
Income tax expense (benefit)	1,155	836	(37)	(2,249)	(295)

Net income (loss)	2,748	1,777	223	(3,492)	1,256
Preferred stock dividend	0	0	0	111	111

Net income (loss) available to common shareholders	$2,748	$1,777	$223	$(3,603)	$1,145

Basic income (loss) per share	$.16	$.10	$.01	$(.21)	$.07

Diluted income (loss) per share	$.16	$.10	$.01	$(.21)	$.06

	2007

	First	Second	Third	Fourth	Total

	(Dollars In thousands except per share amounts)
Interest revenue	$23,750	$23,920	$22,842	$33,513	$104,025
Interest expense	11,670	11,720	10,811	16,044	50,245

Net interest revenue	12,080	12,200	12,031	17,469	53,780
Provision for loan losses	786	2,933	1,167	7,549	12,435
Non-interest revenue	2,991	3,144	3,234	5,787	15,156
Non-interest expense	10,767	10,804	10,812	15,925	48,308

Income (loss) before income taxes	3,518	1,607	3,286	(218)	8,193
Income tax expense (benefit)	1,067	351	927	(338)	2,007

Net income	$2,451	$1,256	$2,359	$120	$6,186

Basic income per share	$.22	$.11	$.21	$.01	$.49

Diluted income per share	$.22	$.11	$.21	$.01	$.49

          BancTrust Financial Group, Inc. reported a net loss available to common shareholders of $3.6 million, or $(0.21) per diluted common share, in the fourth quarter of 2008.

          BancTrust’s fourth quarter results were negatively impacted by the increase in our provision for loan losses, a decline in the net interest margin and higher costs associated with other real estate owned. The increase in our provision was due to a higher level of non-performing loans and higher loan charge-offs. Our Florida and coastal Alabama markets remained weak due to the significant decrease in real estate prices and sales volumes.

          Net interest revenue declined 22.7 percent to $13.5 million in the fourth quarter of 2008 compared with $17.5 million in the fourth quarter of 2007. The decline in net interest revenue was due primarily to a 2.6 percent decrease in average earning assets to $1.8 billion combined with a 75 basis point decline in the net interest margin to 3.08 percent for the fourth quarter 2008. Our high level of non-performing assets accounted for approximately half of the decrease in the net interest margin, which was also negatively impacted by numerous interest rate cuts by the Federal Reserve during 2008. These rate cuts, combined with pressure from banks in the Company’s markets who have been aggressively pricing deposit accounts, caused our average yield on loans to decline at a faster rate than our cost of deposits.

          The provision for loan losses increased 7.1 percent to $8.1 million in the fourth quarter of 2008 compared with $7.5 million in the fourth quarter of 2007. Net charge-offs were $2.5 million for the fourth quarter of 2008, a decrease from $10.1 million in the fourth quarter of 2008.

          We increased our allowance for loan losses to $30.7 million, or 2.00 percent of total loans, in the fourth quarter of 2008. The allowance has been increased in each of the last four quarters to account for higher levels of non-performing loans, primarily associated with our Florida and Alabama coastal markets.

          Total non-interest revenue was down 5.4 percent to $5.5 million in the fourth quarter of 2008 compared with $5.8 million in the fourth quarter of 2007. The decrease was primarily due to a decline in other income, charges and fees, offset partially by an 18.5 percent increase in trust revenue to $1.1 million and a $135 thousand gain from the sale of securities compared with a similar gain of $3 thousand in the fourth quarter of 2007.

          Total non-interest expense increased 4.5 percent to $16.6 million in the fourth quarter of 2008 compared with $15.9 million in the prior year fourth quarter. The increase resulted from higher other non-interest expense, including expenses related to other real estate owned, a $113 thousand increase in intangible amortization costs related to the effect of purchase accounting and a 3.4 percent increase in salaries and benefits. Also, Peoples’ expenses were not included in the first two weeks of the fourth quarter in 2007 because of purchase accounting. Higher non-interest costs in the fourth quarter of 2008 were offset partially by a $304 thousand decrease in net losses on other real estate compared with the fourth quarter of 2007.

          The loss before taxes was ($5.7) million in the fourth quarter of 2008 compared with a loss before taxes of ($218) thousand in the fourth quarter of 2007. The net loss for the fourth quarter of 2008 was ($3.5) million compared with net income of $120 thousand, which included a $338 thousand tax benefit, in the fourth quarter of 2007. Net loss per common share for the fourth quarter of 2008 was ($0.21) per diluted common share compared with net income of $0.01 per diluted common share in the fourth quarter of 2007.

          The 2008 fourth quarter results included $111 thousand in dividends on the preferred stock we issued to the U. S. Treasury. There were no comparable dividends in the 2007 fourth quarter.

          In late December 2008 we decreased long-term debt by paying $18 million of the $38 million bank loan used to fund the Peoples acquisition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The information required by this Item 7A is included in Item 7 beginning on page 41 under the heading “Asset/Liability Management” and on page 42 under the headings “Liquidity” and “Interest Rate Sensitivity.”

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

          Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2008 and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

          The independent registered public accounting firm of Dixon Hughes PLLC has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations of the Company, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with the standards of the Public Company Accounting Oversight Board (United States) and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement. They also issue an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting.

          The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the Nasdaq Stock Market, oversees Management in the exercise of its responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent registered public accountants and internal auditors. Dixon Hughes PLLC and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

          We believe these policies and procedures provide reasonable assurance that our operations are conducted in accordance with a high standard of business conduct and that the financial statements reflect fairly the financial position, results of operations and cash flows of the Company.

J. STEPHEN NELSON	F. MICHAEL JOHNSON	W. BIBB LAMAR, JR.
Chairman	Chief Financial Officer	President and CEO

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

          Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

          Based on its assessment, Management believes that, as of December 31, 2008, BancTrust’s internal control over financial reporting is effective.

          BancTrust’s independent registered public accounting firm, Dixon Hughes PLLC, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on BancTrust’s internal control over financial reporting as of December 31, 2008, is included on page 57 of this Report on Form 10-K.

W. BIBB LAMAR, JR.
President and Chief Executive Officer

F. MICHAEL JOHNSON
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

BANCTRUST FINANCIAL GROUP, INC.

We have audited BancTrust Financial Group, Inc. and subsidiaries (BancTrust)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BancTrust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancTrust as of and for the year ended December 31, 2008, and our report dated March 20, 2009, expressed an unqualified opinion on those consolidated financial statements. As further described in Note 15 to the consolidated financial statements, the Company changed its accounting method of measuring the liability and related expense of a supplemental retirement plan in 2008.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

BANCTRUST FINANCIAL GROUP, INC.

We have audited the accompanying consolidated statement of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As further described in Note 15 to the consolidated financial statements, the Company changed its accounting method of measuring the liability and related expense of a supplemental retirement plan in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2009 expressed an unqualified opinion thereon.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statement of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Birmingham, Alabama

March 17, 2008

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition
As of December 31, 2008 and 2007

	December 31,

	2008	2007

	(Dollars and shares in thousands except per share amounts)
ASSETS:
Cash and due from banks	$42,693	$58,166
Federal funds sold	0	59,400

Total cash and cash equivalents	42,693	117,566
Interest-bearing deposits	42,376	11,215
Securities available for sale	221,879	245,877
Loans held for sale	2,927	3,631
Loans and leases	1,530,879	1,629,045
Allowance for loan and lease losses	(30,683)	(23,775)

Loans and leases, net	1,500,196	1,605,270

Premises and equipment, net	83,588	88,334
Accrued income receivable	7,928	12,481
Goodwill	97,367	95,643
Other intangible assets, net	9,477	12,978
Cash surrender value of life insurance	15,765	15,106
Other real estate owned	50,902	14,524
Other assets	13,079	17,469

Total Assets	$2,088,177	$2,240,094

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Interest-bearing	$1,450,217	$1,585,684
Non-interest-bearing	212,260	242,243

Total deposits	1,662,477	1,827,927
Short-term borrowings	0	4,198
FHLB advances and long-term debt	113,398	137,341
Other liabilities	22,914	21,108

Total Liabilities	1,798,789	1,990,574

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2008 and none in 2007	47,085	0
Common stock — $.01 par value
Shares authorized — 50,000
Shares issued — 17,811 in 2008 and 17,753 in 2007	178	178
Additional paid in capital	193,458	189,683
Accumulated other comprehensive loss, net	(2,271)	(291)
Deferred compensation payable in common stock	1,674	1,432
Retained earnings	53,346	62,358
Less:
Treasury stock, at cost — 256 shares in 2008 and 2007	(2,408)	(2,408)
Common stock held in grantor trust — 100 shares in 2008 and 74 shares in 2007	(1,674)	(1,432)

Total shareholders’ equity	289,388	249,520

Total Liabilities and Shareholders’ Equity	$2,088,177	$2,240,094

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,

	2008	2007	2006

	(Dollars and shares in thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$95,887	$92,126	$81,214
Investment securities — taxable	10,024	5,334	3,845
Investment securities — non-taxable	1,482	1,722	1,817
Federal funds sold	404	3,560	1,292
Interest-bearing deposits	295	1,283	20

Total interest revenue	108,092	104,025	88,188

INTEREST EXPENSE:
Deposits	39,990	43,971	30,087
FHLB advances and long-term debt	7,138	6,192	5,412
Short-term borrowings	60	82	424

Total interest expense	47,188	50,245	35,923

Net interest revenue	60,904	53,780	52,265
Provision for loan and lease losses	15,260	12,435	4,594

Net interest revenue after provision for loan and lease losses	45,644	41,345	47,671

NON-INTEREST REVENUE:
Service charges on deposit accounts	11,069	6,983	4,726
Trust revenue	4,156	3,044	2,229
Gain on sale of derivative	1,115	0	0
Securities gains (losses), net	186	3	(44)
Other income, charges and fees	6,429	5,126	4,733

Total non-interest revenue	22,955	15,156	11,644

NON-INTEREST EXPENSE:
Salaries	23,471	18,661	14,557
Pension and other employee benefits	7,802	5,503	6,832
Furniture and equipment expense	4,879	3,718	2,935
Net occupancy expense	7,212	4,501	3,100
Intangible amortization	3,501	1,227	749
Loss (gain) on other real estate owned	1,979	535	24
Other expense	18,794	14,163	11,529

Total non-interest expense	67,638	48,308	39,726

Income before income taxes	961	8,193	19,589
Income tax (benefit) expense	(295)	2,007	6,303

Net income	1,256	6,186	13,286

Effective preferred stock dividend	111	0	0

Net income available to common shareholders	$1,145	$6,186	$13,286

Basic earnings per common share	$.07	$.49	$1.19

Diluted income per common share	$.06	$.49	$1.17

Weighted-average shares outstanding — basic	17,540	12,521	11,151

Weighted-average shares outstanding — diluted	17,695	12,704	11,308

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2008, 2007 and 2006

(Dollars and shares in thousands, except per share amounts)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (loss), Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total

Balance, December 31, 2005	$0	11,369	114	$79,504	$(1,335)	$672	$55,488	$(2,408)	$(996)	$131,039
SAB 108 adjustment, net of taxes							(258)			(258)

Balance, January 1, 2006, as adjusted	0	11,369	114	79,504	(1,335)	672	55,230	(2,408)	(996)	130,781
Comprehensive income:
Net income							13,286			13,286
Minimum pension liability adjustment, net of taxes					(182)					(182)
Net change in fair values of securities available for sale, net of taxes					99					99

Total comprehensive income										13,203
Dividends declared ($.52 per share)							(5,844)			(5,844)
Purchase of deferred compensation treasury shares						248			(248)	0
Deferred compensation payable in common stock held in grantor trust						(87)			87	0
Shares issued under dividend reinvestment plan		14		289						289
Stock compensation expense				514						514
Effect of adoption of SFAS. No. 123R				(324)		324				0
Effect of adoption of SFAS. No. 158, net of taxes					(823)		(39)			(862)
Common stock options exercised		39	0	442						442

Balance, December 31, 2006	0	11,422	114	80,425	(2,241)	1,157	62,633	(2,408)	(1,157)	138,523
Comprehensive income:
Net income							6,186			6,186
Recognized net periodic pension benefit cost					137					137
Minimum pension liability adjustment, net of taxes					(225)					(225)
Net change in fair values of securities available for sale, net of taxes					2,038					2,038

Total comprehensive income										8,136
Dividends declared ($.52 per share)							(6,689)			(6,689)
Purchase of deferred compensation treasury shares						296			(296)	0
Deferred compensation payable in common stock held in grantor trust						(21)			21	0
Shares issued under dividend reinvestment plan		14		289						289
Stock compensation expense				655						655
Effect of adoption of FIN 48							228			228
Common stock issued in business combination		6,293	63	108,050						108,113
Common stock options exercised		24	1	264						265

Balance, December 31, 2007	0	17,753	178	189,683	(291)	1,432	62,358	(2,408)	(1,432)	249,520
Cumulative effect of change in accounting principle relating to supplemental executive retirement plan							(829)			(829)
Comprehensive income (loss):
Net income							1,256			1,256
Recognized net periodic pension benefit cost					146					146
Minimum pension liability adjustment, net of taxes					(2,852)					(2,852)
Net change in fair values of securities available for sale, net of taxes					726					726

Total comprehensive income (loss)										(724)
Dividends declared common ($.52 per share)							(9,172)			(9,172)
Dividends preferred							(90)			(90)
Purchase of deferred compensation treasury shares						310			(310)	0
Deferred compensation payable in common stock held in grantor trust						(68)			68	0
Preferred stock issued	47,064									47,064
Common stock warrants issued				2,867						2,867
Amortization of preferred stock discount	21						(21)			0
Shares issued under dividend reinvestment plan		35		359						359
Stock compensation expense				549						549
Adjustment to reflect adoption of EITF 06-4							(156)			(156)
Restricted stock fully vested		23

Balance, December 31, 2008	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,

	2008	2007	2006

	(Dollars and shares in thousands, except per share amounts)
OPERATING ACTIVITIES:
Net income	$1,256	$6,186	$13,286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	5,897	3,872	2,940
Amortization and accretion of premiums and discounts, net	(1,018)	(82)	510
Amortization of intangible assets	3,501	1,227	749
Provision for loan and lease losses	15,260	12,435	4,594
Securities (gains) losses, net	(186)	(3)	44
Stock compensation	549	655	514
Increase in cash surrender value of life insurance	(659)	(313)	(191)
Loss on sales and write-downs of other real estate owned, net	1,979	535	24
Gain on sale of other loans originated for sale	(679)	(1,265)	(1,237)
Gain on sale of derivative	(1,115)	0	0
Gain on sale of other assets	0	0	(312)
Deferred income tax expense (benefit)	(5,742)	415	(831)
Change in operating assets and liabilities:
Loans originated for sale	(71,935)	(136,078)	(144,456)
Loans sold	73,318	138,523	147,319
Accrued income receivable	4,553	286	(754)
Other assets	3,834	825	(4,105)
Increase (decrease) in other liabilities	3,285	(6,386)	(5,474)

Net cash provided by operating activities	32,098	20,832	12,620

INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other financial institutions	(31,161)	39,720	(8,544)
Net decrease (increase) in loans and leases	45,679	(18,787)	(13,951)
Purchases of premises and equipment, net	(5,967)	(8,791)	(10,528)
Proceeds from sales of premises and equipment	4,816	0	0
Proceeds from sales of other real estate owned	6,476	4,660	491
Proceeds from maturities of securities available for sale	109,326	29,156	15,978
Proceeds from sales of securities available for sale	27,358	667	527
Purchases of securities available for sale	(111,002)	(8,732)	(3,035)
Net cash acquired in business combination	0	22,170	0

Net cash provided by (used in) investing activities	45,525	60,063	(19,062)

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(165,403)	(71,740)	62,284
Net (decrease) increase in short-term borrowings	(4,198)	78	(4,475)
Proceeds from FHLB advances	125,606	0	35,000
Payments on FHLB advances	(131,619)	(41,260)	(55,000)
Proceeds from issuance of long-term debt	0	38,000	15,464
Payments on long-term debt	(18,000)	0	(10,000)
Dividends paid	(8,813)	(6,400)	(5,555)
Proceeds from issuance of preferred stock	47,064	0	0
Proceeds from issuance of common stock warrants	2,867	0	0
Proceeds from exercise of common stock options	0	265	442

Net cash (used in) provided by financing activities	(152,496)	(81,057)	38,160

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,873)	(162)	31,718
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	117,566	117,728	86,010

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,693	$117,566	$117,728

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006

Note 1. Summary of Significant Accounting Policies

          PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) and its wholly-owned subsidiary, BankTrust, headquartered in Mobile, Alabama (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank is engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in commercial, installment and real estate loans in the Southern two-thirds of Alabama and Northwest Florida and in investment securities. The Bank also offers a range of other commercial bank products and services including insurance and investment products and services and trust services.

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

          A substantial portion of the Company’s loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans is adequate. While Management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

          CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

          Supplemental disclosures of cash flow information for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

	(Dollars in thousands)
Cash paid for:
Interest	$49,193	$49,872	$33,766
Income taxes	759	4,793	16,150
Non-cash transactions:
Transfer of loans to other real estate owned	44,866	12,276	1,337
Dividends paid in common stock	321	277	289
Fair value of restricted stock issued	372	108	1,393
Adoption of EITF 06-4	156	0	0
Net Assets Acquired	0	146,704	0
Minimum pension liability adjustment, net of taxes	(2,852)	(225)	(182)
Net change in fair values of securities available for sale, net of taxes	726	2,038	99

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

          Loans are considered past due based on the contractual due date. The accrual of interest on loans is discontinued when, in the opinion of Management, there is an indication that the borrower may be unable to meet contractual payments as they become due. Generally, loans 90 days or more past due are placed on non-accrual status unless there is sufficient collateral to assure collectability of principal and interest and the loan is in the process of collection. Upon such discontinuance, all unpaid accrued interest is reversed against current income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to Management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

          Loans held for sale are carried at the lower of aggregate cost or market value.

          ALLOWANCE FOR LOAN AND LEASE LOSSES — The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with Statement of Financial Accounting Standard (“SFAS”) Nos. 114 and 5 and other regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

          Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolios into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

          In addition to evaluating probable losses on individual loans and leases, Management also determines probable losses for all other loans and leases that are not individually evaluated. The amount of the allowance for loan and lease losses related to all other loans and leases in the portfolio is determined based on historical and current loss experience, portfolio mix by loan and lease type and by collateral type, current economic conditions, the level and trend of loan and lease quality ratios and such other factors which, in Management’s judgment, deserve current recognition in estimating inherent loan and lease losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

          PREMISES AND EQUIPMENT — Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2008, 2007 or 2006.

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

          ASSETS AVAILABLE FOR SALE — In 2004, the Company purchased a parcel of land which it then sub-divided into three lots. One lot was used as a branch location. The remainder of the land was transferred to assets available for sale. One lot was sold in 2006. In 2007, the Company acquired two lots in the Peoples purchase that it has transferred to assets available for sale. These three remaining lots are reported at the lower of cost or fair value less any cost of disposal. The carrying amount at December 31, 2008 and 2007 is included in other assets and was $1.056 million and $806 thousand, respectively.

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

          The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

          INTANGIBLE ASSETS — Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. There were no impairment losses recorded in 2008, 2007 or 2006. Core deposit intangible assets acquired prior to the purchase of The Peoples BancTrust Company are amortized over seven years using the straight-line method which approximates the run-off of those deposits. Core deposit intangible assets acquired in the purchase of The Peoples BancTrust Company are being amortized over their estimated life of 15 years, using an accelerated method which approximates the run-off of those deposits.

          TREASURY STOCK — Treasury stock repurchases and sales are accounted for using the cost method.

          TRUST DEPARTMENT ASSETS AND INCOME — Assets held by the Trust Department in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

          STOCK BASED COMPENSATION — The Company has two incentive stock compensation plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2008, options for 70 thousand shares were granted and outstanding under the 1993 Plan. The Company may grant stock awards and options for up to 500 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through December 31, 2008, of which options to purchase 83 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company uses the fair-value method for accounting for stock-based employee compensation.

          As of January 1, 2006, all stock options issued by the Company had vested, and, therefore, the Company has recorded no compensation expense for any of the stock options issued prior to January 1, 2006. The Company adopted SFAS No. 123(R) as of January 1, 2006 and, from that point forward, expensed the fair value of options granted over the required service period. On April 19, 2006 the Company issued an option to purchase 1 thousand shares of its common stock. The Company recognized $11 thousand as compensation expense for this option over the one year vesting period, of which $3 thousand was recognized in 2007 and $8 thousand was recognized in 2006. The fair value of each option granted in 2006 was $10.81 per share and was calculated using the Black-Scholes option pricing model using a risk-free interest rate of 4.96 percent, an expected dividend yield of 2.4 percent, an expected average life of 7.35 years and an expected volatility of 45 percent. At December 31, 2008 and 2007, there was no unrecognized compensation expense related to unvested stock options issued by the Company.

          A summary of the status of and changes in the Company’s issuance of restricted stock under the 2001 Plan at December 31, 2008, 2007, and 2006 is as follows:

	2008		2007		2006

	Shares	Weighted-Avg. Fair Value Price	Shares	Weighted-Avg. Fair Value Price	Shares	Weighted-Avg. Fair Value Price

	(Dollars and shares in thousands except per share)
Outstanding at beginning of year	94	$20.32	90	$20.24	24	$19.78
Granted	36	10.32	5	21.69	68	20.40
Vested	(23)	20.18	0	N/A	0	N/A
Forfeited	(1)	19.78	(1)	20.18	(2)	19.98

Outstanding at end of year	106	$17.05	94	$20.32	90	$20.24

          Restricted stock was issued with a total fair value, which was the average of the closing bid and ask price on the date of issuance, of $372 thousand, $108 thousand and $1.393 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expense for shares issued prior to 2008 will be recognized over the required service period. Shares issued in 2007 and 2006 had a required service period of three years. Shares issued in 2008 have a required service period of 3 years for 22 thousand shares, four years for 7 thousand shares and five years for 7 thousand shares. The resulting pre-tax charge for the years ended December 31, 2008, 2007 and 2006 was approximately $557 thousand, $643 thousand and $509 thousand, respectively. At December 31, 2008, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $428 thousand. The Company will recognize this expense over the remaining weighted-average vesting period of 1.17 years.

          A summary of the status of and changes in the stock options granted pursuant to the 1993 Plan and the 2001 Plan at December 31, 2008, 2007, and 2006 is as follows:

	2008		2007		2006

	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price

	(Dollars and shares in thousands except per share)
Outstanding at beginning of year	183	$15.41	211	$14.89	249	$14.25
Granted	0	N/A	0	N/A	1	21.58
Exercised	0	N/A	(25)	10.77	(39)	11.09
Forfeited	(30)	16.83	(3)	20.83	0	N/A

Outstanding at end of year	153	$15.13	183	$15.41	211	$14.89

Exercisable at end of year	153	$15.13	183	$15.41	210	$14.85

Weighted-average fair value of the options granted		N/A		N/A		$10.81

          At December 31, 2008, 48 thousand of the 153 thousand options had exercise prices between $8.83 and $11.91 with a weighted-average exercise price of $11.47 and an average remaining contractual life of 2.04 years. Exercise prices for 104 thousand of these options were between $15.63 and $17.23 with a weighted-average exercise price of $16.78 and an average remaining contractual life of 3.94 years. The remaining 1 thousand options outstanding at December 31, 2008 have an exercise price of $21.58 and an average remaining contractual life of 7.30 years. The average intrinsic value per share of stock options exercised during 2008, 2007 and 2006 was $0, $9.55 and $10.39, respectively. The aggregate intrinsic value of stock options exercised during 2008, 2007 and 2006 was $0, $235 thousand and $412 thousand, respectively. The intrinsic value of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding at December 31, 2008 and 2007 was $0 and $30 thousand, respectively. The aggregate intrinsic value of the exercisable options outstanding at December 31, 2008 and 2007 was $0 and $30 thousand, respectively. The aggregate intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2008 and 2007 was 3.36 years and 3.66 years, respectively. Shares issued upon exercise of stock options are issued from authorized but unissued shares.

          RECLASSIFICATIONS — Certain reclassifications of 2007 and 2006 balances have been made to conform with classifications used in 2008. These reclassification had no effect on shareholders’ equity or reported net income.

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

          In September 2006, FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. The Company adopted EITF Issue No. 06-4 in the first quarter of 2008. The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings, and an increase in other liabilities, of $156 thousand.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for fiscal years ending after December 15, 2006. In addition, this statement requires an employer to measure the funded status of a plan as of its year-end balance sheet date effective for fiscal years ending after December 15, 2008. The Company adopted the requirement to recognize the funded status of the benefit plans and related disclosure requirements as of December 31, 2006. The Company also adopted the requirements of SFAS No. 158 in 2006 related to the measurement date which resulted in a $39 thousand decrease in retained earnings. Adoption of SFAS No. 158 also resulted in an increase in liability for pension benefits and total liabilities of $1.656 million, an increase in deferred tax assets and total assets of $651 thousand and a decrease in accumulated other comprehensive income and total shareholders’ equity of $1.005 million. The effects of the adoption of SFAS No. 158 are disclosed further in Note 15.

          In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the “amount that could be realized under the insurance contract.” For group policies with multiple certificates or multiple policies with a group rider, the Task Force also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included when measuring the assets. This interpretation was effective for the Company beginning in fiscal year 2007. The adoption of EITF No. 06-5 did not have a material impact on its results of operations or financial position.

          In fiscal 2006, the Company adopted SEC SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that registrants assess the impact on both balance sheet and the statement of income when quantifying and evaluating the materiality of a misstatement. Under SAB No. 108, adjustment of financial statements is required when either approach results in quantifying a misstatement that is material to a reporting period presented within the financial statements, after considering all relevant quantitative and qualitative factors. The impact of adopting SAB No. 108 was a $258 thousand adjustment to retained earnings as of December 31, 2005. The Company’s adoption of SAB No. 108 is disclosed further in Note 24.

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

          In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 did not have a material impact on the Company’s financial condition or results of operations.

          In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividend or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF Issue No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company adopted the provisions of EITF Issue No. 06-11 in the first quarter of 2008. The adoption of EITF Issue No. 06-11 did not have a material impact on the Company’s financial condition or results of operations.

          In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF Issue No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF Issue No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF No. 06-10 in the first quarter of 2008. The adoption of EITF Issue No. 06-10 did not have a material impact on the Company’s financial condition or results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment SFAS No. 115 (“SFAS No. 159”) which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of SFAS No. 159 in the first quarter of 2008. No assets or liabilities were selected for fair value measurement under SFAS No. 159.

Note 2. Business Combinations and Disposition

     Acquisition of The Peoples BancTrust Company

          On October 15, 2007, BancTrust completed its acquisition of 100 percent of The Peoples BancTrust Company, Inc., a bank holding company headquartered in Selma, Alabama that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company reflect results of operations and the financial condition of Peoples subsequent to October 15, 2007. Therefore, period-end balances subsequent to October 15, 2007 include Peoples’ total assets of approximately $969 million, total loans of approximately $612 million, total deposits of approximately $747 million, goodwill of approximately $54 million (none of which is deductible for tax purposes) and core deposit intangibles of approximately $11 million. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38 million cash in connection with its acquisition of Peoples. The Company’s Board of Directors viewed the acquisition of The Peoples BancTrust Company, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area. The purchase price was $146.7 million and was settled with 6.29 million shares of the Company’s common stock and cash of $38.6 million. The cash amount includes transaction costs of approximately $780 thousand. Each share was valued at $17.18, which was the five day weighted-average price per share based on volume for the measurement date and the two days before and after the measurement date. The measurement date was the first date on which the number of shares issued and other consideration in the Peoples acquisition became fixed without subsequent revision. The measurement date was August 8, 2007. As a result of the purchase, the Company recorded goodwill of $54 million and a core deposit intangible asset of $11 million.

          Assuming the October 15, 2007 acquisition of The Peoples BancTrust Company, Inc. had occurred on January 1 of the year presented, the consolidated results of operations on a pro forma basis (unaudited) for the years ended December 31, 2007 and 2006 would have been as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

	(Dollars in thousands)
Net interest revenue from continuing operations	$79,159	$81,506
Income from continuing operations	8,264	19,638
Income per share from continuing operations — basic	$.47	$1.13
Income per share from continuing operations — diluted	.47	1.12

          A statement of net assets acquired for Peoples at the acquisition date of October 15, 2007 was as follows:

Statement of Net Assets Acquired

October 15, 2007

(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$59,968
Interest-bearing deposits	42,017
Investment securities available for sale	145,239
Loans and leases	634,474
Allowance for loan and lease losses	(7,033)

Loans and leases, net	627,441

Premises and equipment, net	36,091
Goodwill	53,850
Other intangible assets	11,210
Other assets	23,345

Total assets	$999,161

LIABILITIES:
Deposits	$795,564
FHLB advances and long-term debt	45,065
Other liabilities	11,828

Total liabilities	852,457

Net assets acquired	$146,704

          The purchase price and goodwill arising from the purchase of Peoples are stated as follows:

October 15, 2007

(Dollars in thousands)
Purchase price and goodwill
Purchase price	$146,704
Peoples tangible shareholders equity	(82,818)

Excess of purchase price over carrying amount of net tangible assets acquired	63,886
Purchase accounting adjustments (effect on Goodwill)
Investment securities available for sale	(478)
Loans and leases, net	(4,143)
Premises and equipment, net	13,280
Deposits	(73)
FHLB advances and long-term debt	166
Deferred tax liability	(7,578)

Total intangible assets	65,060
Core deposit intangible	(11,210)

Goodwill	$53,850

          Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. BancTrust identified $17.6 million of Peoples’ loans to which the application of the provisions of SOP 03-03 was required and charged-off approximately $293 thousand related to these loans in 2007. There were no charge-offs in 2008 relating to these loans. These loans continue to be classified assets or non-performing assets. The recognized interest income on such loans is immaterial for the year ended December 31, 2008.

Note 3. Restrictions On Cash and Due From Bank Accounts

          The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2008 and 2007 was approximately $8.7 million and $15.7 million, respectively.

Note 4. Securities Available for Sale

          The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in thousands)
December 31, 2008
U.S. Treasury securities	$798	$32	$0	$830
Obligations of U.S. Government sponsored enterprises	28,660	1,094	0	29,754
Obligations of states and political subdivisions	30,613	469	142	30,940
Other investments	2,909	0	0	2,909
Mortgage-backed securities	155,502	3,037	1,093	157,446

Total	$218,482	$4,632	$1,235	$221,879

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in thousands)
December 31, 2007
U.S. Treasury securities	$1,097	$15	$0	$1,112
Obligations of U.S. Government sponsored enterprises	97,148	1,055	116	98,087
Obligations of states and political subdivisions	37,888	541	55	38,374
Other investments	2,421	0	15	2,406
Mortgage-backed securities	105,072	1,217	391	105,898

Total	$243,626	$2,828	$577	$245,877

          Securities available for sale with a carrying value of approximately $162.563 million and $186.340 million at December 31, 2008 and 2007, respectively, were pledged to secure deposits of public funds and trust deposits. Additionally, securities available for sale with a carrying value of approximately $0 and $5.700 million at December 31, 2008 and 2007, respectively, were pledged to secure repurchase agreements.

          Proceeds from the sales of securities available for sale were $27.358 million in 2008, $667 thousand in 2007 and $527 thousand in 2006. Gross realized gains on the sale of these securities were $265 thousand in 2008, $6 thousand in 2007 and $0 thousand in 2006, and gross realized losses were $79 in 2008, $3 thousand in 2007 and $44 thousand in 2006.

          Maturities of securities available for sale as of December 31, 2008, are as follows:

	Amortized Cost	Fair Value

	(Dollars in thousands)
Due in 1 year or less	$26,185	$26,518
Due in 1 to 5 years	25,059	25,876
Due in 5 to 10 years	7,200	7,490
Due in over 10 years	4,536	4,549
Mortgage-backed securities	155,502	157,446

Total	$218,482	$221,879

          The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	December 31, 2008

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Obligations of states and political subdivisions	$2,587	$98	$2,122	$44	$4,709	$142
Mortgage-backed securities	19,887	1,092	421	1	20,308	1,093

Total	$22,474	$1,190	$2,543	$45	$25,017	$1,235

	December 31, 2007

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$0	$0	$26,727	$116	$26,727	$116
Obligations of states and political subdivisions	0	0	8,718	55	8,718	55
Other investments	0	0	989	15	989	15
Mortgage-backed securities	1,339	4	19,881	387	21,220	391

Total	$1,339	$4	$56,315	$573	$57,654	$577

          At December 31, 2008, the Company had 20 investment securities that were in an unrealized loss position or impaired for the less than 12 months’ time frame and 12 investment securities in an unrealized loss position or impaired for the more than 12 months’ time frame. All of these investment securities’ impairments are deemed by Management to be temporary. A large portion of these securities are backed by one-to-four-family mortgages. These securities have fluctuated with the changes in market interest rates on home mortgages. The securities not backed by one-to-four-family mortgages have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and intent to hold the securities until recovery.

Note 5. Loans, Leases and Other Real Estate Owned

          A summary of loans and leases follows:

	December 31,

	2008	2007

	(Dollars in thousands)
Commercial, financial and agricultural	$349,897	$381,366
Real estate — construction	439,425	476,330
Real estate— mortgage	663,423	681,027
Consumer, installment and single pay	84,787	101,366

Total loans and leases	1,537,532	1,640,089
Less unearned discount leases	(5,204)	(7,815)
Less deferred cost (unearned loan fees), net	1,478	402

Total loans and leases, net	$1,533,806	$1,632,676

          In the normal course of business, the Bank makes loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and in Management’s opinion do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $32.696 million at December 31, 2008 and $37.330 million at December 31, 2007. During 2008, $77.603 million of new loans and advances were made, and principal repayments totaled $82.237 million. Outstanding commitments to extend credit to related parties totaled $34.747 million at December 31, 2008.

          At December 31, 2008 and 2007, non-accrual loans totaled $72.498 million and $36.001 million, respectively. The amount of interest income that would have been recorded during 2008, 2007 and 2006, if these non-accrual loans had been current in accordance with their original terms, was $6.556 million, $2.374 million, and $1.211 million, respectively. The amount of interest income actually recognized on these loans during 2008, 2007 and 2006 was $2.493 million, $1.816 million and $452 thousand, respectively.

          At December 31, 2008 and 2007, the recorded investments in loans that were considered to be impaired under SFAS No. 114 were $68.994 million and $50.078 million, respectively. Included in this amount is $19.965 million in 2008 and $19.865 million in 2007 of impaired loans for which the related allowance for loan losses is $6.712 million in 2008 and $2.304 million in 2007. The amounts of impaired loans that did not have specific allowances for loan losses were $49.029 million in 2008 and $30.213 million in 2007. The average recorded investment amounts in impaired loans during the years ended December 31, 2008, 2007 and 2006 were approximately $52.167 million, $33.200 million and $9.685 million, respectively.

          The category commercial, financial and agricultural includes commercial leases of $37.210 million at December 31, 2008 and $48.447 million at December 31, 2007. These leases were acquired in the Peoples purchase.

          Loans include loans held for sale of $2.927 million at December 31, 2008 and $3.631 million at December 31, 2007 which are accounted for at the lower of cost or market value, in the aggregate.

          A summary of other real estate owned follows:

	December 31,

	2008	2007

	(Dollars in thousands)

Construction, land development and other land	$46,252	$10,648
1-4 family residential properties	1,638	758
Non-farm non-residential properties	3,012	3,118

Total other real estate owned	$50,902	14,524

          We carry our other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected.

Note 6. Allowance for Loan and Lease Losses

          The allowance for loan and lease losses is summarized as follows:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Balance at the beginning of the year	$23,775	$16,328	$14,013
Balance acquired	0	6,740	0
Balance sold	(345)	0	0
Provision charged to operating expense	15,260	12,435	4,594
Loans charged off	(9,288)	(12,705)	(2,638)
Recoveries	1,281	977	359

Balance at the end of the year	$30,683	$23,775	$16,328

Note 7. Premises and Equipment

          Premises and equipment are summarized as follows:

		December 31,
	Estimated Lives
		2008	2007

	(Dollars in thousands)
Land and land improvements		$22,406	$23,902
Bank buildings and improvements	7-40 years	61,589	60,787
Furniture, fixtures and equipment	3-10 years	24,607	23,091
Leasehold improvements	Lesser of lease period or estimated useful life	2,668	2,657

Total		111,270	110,437
Less accumulated depreciation and amortization		27,682	22,103

Premises and equipment, net		$83,588	$88,334

          The provision for depreciation and amortization charged to operating expense in 2008, 2007 and 2006 amounted to $5.897 million, $3.872 million and $2.940 million, respectively.

Note 8. Goodwill and Intangible Assets

          The Company had goodwill totaling $97.367 million at December 31, 2008 and $95.643 million at December 31, 2007, all of which was recorded at the Bank. There were no changes due to impairment in the carrying amount of goodwill. During 2007, goodwill increased $53.85 million due to the acquisition completed in the fourth quarter of 2007 and decreased $159 thousand due to the adoption of Interpretation No. 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (“FIN 48”).

          During 2008, BancTrust increased goodwill and other liabilities by $899 thousand to properly reflect the pension plan liability of Peoples at the acquisition date and increased goodwill and deferred tax liabilities by $1.7 million to properly reflect the deferred tax liability of the core deposit intangible. BancTrust also decreased other assets by $217 thousand, increased goodwill by $71 thousand and increased deferred taxes by $88 thousand to properly reflect the acquisition of Peoples. BancTrust also increased goodwill by $531 thousand, decreased other assets by $389 thousand, and increased other liabilities by $142 thousand to properly reflect investments in limited partnerships and the deferred liability related to an employee contract. BancTrust also sold three branches located in the Tuscaloosa, Alabama market on August 22, 2008. The branches were acquired as part of the Peoples transaction. Because the sale of these branches was in reasonable proximity of the closing of the Peoples purchase transaction, the Company recorded no gain or loss on the sale of these branches. The Company reduced goodwill by approximately $1.47 million and increased deferred tax liabilities by approximately $882 thousand, as a result of the premium the Company received on the deposits. The transaction had a small but positive effect on tangible equity and the regulatory capital ratios of the Company. In this sale of branches, the Company sold loans of approximately $24.6 million, premises and equipment of approximately $3.7 million and deposits of approximately $21.5 million. The Company received a premium of 11.20 percent on the deposits the Company sold. The loans and premises and equipment were sold in the transaction at their recorded carrying value.

          Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

          Fair value of the reporting unit in 2008 was determined using two methods, one based on the price as a multiple of tangible equity capital for which similar units have sold and one based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. The Company’s goodwill impairment testing for 2008, which was updated at December 31, 2008 as a result of the recent decline in the Company’s common stock price and net earnings, indicated that the Company’s goodwill was not impaired. As a result of the recent decline in the Company’s stock price and operating results, the excess of the fair value over carrying value narrowed in the Company’s assessment. If the Company’s stock price continues to decline, if the Company does not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, the Company’s goodwill may be impaired in the future.

          The Company’s intangible assets subject to amortization were $9.477 million at December 31, 2008 and $12.978 million at December 31, 2007 with an original cost of $16.450 million at both December 31, 2008 and 2007 and with accumulated amortization of $6.973 million at December 31, 2008 and $3.472 million at December 31, 2007. Amortization expense for core deposit intangible assets for the years ended December 31, 2008, 2007 and 2006 was $3.501 million, $1.227 million and $749 thousand, respectively. Intangible assets totaling $5.241 million are amortized over seven years, with a remaining amortization period of two years. Intangible assets totaling $11.209 million are amortized over fifteen years, with a remaining amortization period of fourteen years.

Note 9. Derivatives

          The Company acquired an interest rate floor contract in the Peoples purchase. Pursuant to the interest rate floor contract, the Company would have received payments from its counterparty if and when the stated prime rate of interest was less than 6.50 percent on May 6th, August 6th, November 6th or February 6th in a given year, until and including February 6, 2011. Payment amounts would have been determined by multiplying the spread between stated prime on a given measurement date and 6.50 percent, by a notional amount of $50 million. The contract had a fair value at the Peoples purchase date of $102 thousand. Changes in the interest rate floor were marked to market through the statement of income and were included in other income, charges and fees. At December 31, 2007, the interest rate floor contract was carried at its fair value which was $650 thousand. The Company sold the interest rate floor contract in 2008 for a gain of $1.115 million.

Note 10. Deposits

          The following summary presents the detail of interest-bearing deposits:

	December 31,

	2008	2007

	(Dollars in thousands)
Interest-bearing checking accounts	$268,613	$275,410
Savings accounts	105,631	105,166
Money market savings accounts	211,021	353,810
Time deposits ($100,000 or more)	428,291	426,262
Other time deposits	436,661	425,036

Total	$1,450,217	$1,585,684

          The following summary presents the detail of interest expense on deposits:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Interest-bearing checking accounts	$2,000	$2,987	$2,204
Savings accounts	1,109	1,615	1,990
Money market savings accounts	5,472	6,846	2,859
Time deposits ($100,000 or more)	15,921	16,064	12,090
Other time deposits	15,488	16,459	10,944

Total	$39,990	$43,971	$30,087

          The following table reflects maturities of time deposits at December 31, 2008:

	Less Than 1 Year	1 to 5 Years	6 to 10 Years	Total

	(Dollars in thousands)
$100,000 or more	$384,041	$42,626	$1,624	$428,291
Other time deposits	386,978	44,940	4,743	436,661

Total	$771,019	$87,566	$6,367	$864,952

Note 11. Short-Term Borrowings

          The Company classifies borrowings with original maturities of less than one year as short-term borrowings.

          The following is a summary of short-term borrowings:

	December 31,

	2008	2007

	(Dollars in thousands)
Securities sold under agreement to repurchase	$0	$3,355
Other short-term borrowings	0	843

Total	$0	$4,198

Weighted-average interest rate at year-end	N/A	4.10%
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	1.81%	2.47%

          Information concerning securities sold under agreement to repurchase is summarized as follows:

	2008	2007	2006

	(Dollars in thousands)
Average balance during the year	$2,010	$3,028	$9,557
Average interest rate during the year	1.33%	2.43%	4.41%
Maximum month-end balances during the year	$8,069	$5,002	$17,018
Interest rate at December 31,	N/A	2.50%	3.50%

          Information concerning federal funds purchased is summarized as follows:

	2008	2007	2006

	(Dollars in thousands)
Average balance during the year	$1,296	$47	$50
Average interest rate during the year	2.55%	5.06%	4.76%
Maximum month-end balances during the year	$6,400	$0	$0
Interest rate at December 31,	N/A	N/A	N/A

          Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions.

Note 12. Federal Home Loan Bank Advances and Long-Term Debt

          The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
FHLB advances	$2,641	$2,986	$3,348
Junior subordinated debentures	1,910	2,663	1,537
Bank loan	2,586	543	527
Other	1	0	0

Total	$7,138	$6,192	$5,412

          The following is a summary of FHLB advances and long-term borrowings:

	Year Ended December 31,

	2008	2007

	(Dollars in thousands)
FHLB advances	$58,471	$65,320
Note payable to trust preferred subsidiaries	34,021	34,021
Bank loan	20,057	38,000
Other	849	0

Total	$113,398	$137,341

          FHLB borrowings are summarized as follows:

	December 31,

	2008	2007	2006

	(Dollars in thousands)
Balance at the end of the year	$58,471	$65,320	$61,500
Average balance during the year	63,051	57,650	71,774
Maximum month-end balances during the year	68,287	86,547	81,500
Daily weighted-average interest rate during the year	4.19%	5.18%	4.66%
Weighted-average interest rate at year-end	5.24%	4.96%	5.11%

          The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2008 and 2007, the Company had FHLB borrowings outstanding of $58.471 million and $65.320 million, respectively. The FHLB advances are secured by the Bank’s investment in FHLB stock, which totaled $6.747 million and $7.098 million at December 31, 2008 and 2007, respectively, by an interest-bearing deposit at the FHLB of $0 and $3.361 million at December 31, 2008 and 2007, respectively, and also by a blanket floating lien on portions of the Bank’s real estate loan portfolio which totaled $177.751 million at December 31, 2008. These borrowings bear interest rates from 0.08 percent to 7.03 percent and mature from 2009 to 2026. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

          The Company created a business trust to issue trust preferred securities to finance a portion of a previous bank acquisition. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a junior subordinated debenture to the Company in the amount of $18.557 million. This junior subordinated debenture matures in 2033 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 290 basis points. The Company has the option to repay this junior subordinated debenture. This junior subordinated debenture has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2008 and 2007. In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to FASB Interpretation No. 46R (“FIN 46R”), and the trust’s sole asset is a junior subordinated debenture to the Company in the amount of $15.464 million. This junior subordinated debenture matures in 2037 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 164 basis points. The Company does not have the option to repay any part of this junior subordinated debenture until 2012. This junior subordinated debenture has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2008 and 2007. BancTrust has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The junior subordinated debentures are summarized as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

	(Dollars in thousands)
Balance at the end of the year	$34,021	$34,021	$34,021
Average balance during the year	34,021	34,021	19,023
Maximum month-end balances during the year	34,021	34,021	34,021
Daily weighted-average interest rate during the year	5.61%	7.83%	8.08%
Weighted-average interest rate at year-end	4.92%	7.31%	7.69%

          At December 31, 2008, other long-term debt consists of a loan for $20.057 million from an unrelated bank to the Company. This loan was obtained in October of 2007 to finance a portion of the purchase of The Peoples BancTrust Company. This loan is secured by BancTrust’s stock in the Bank. This loan matures in October of 2010, requires quarterly interest payments and at December 31, 2008 had a floating rate based on one-month LIBOR plus 450 basis points. The Company has the option to repay any part of the principal at any time, and the Company made a payment of $18 million in 2008. This loan does not require periodic principal payments. As of December 31, 2008, the Company’s ratio of non-performing assets to total loans and other real estate owned was 7.79 percent, which exceeds the 5.00 percent allowed by the Loan Agreement governing the $20.057 million loan from Silverton Bank (formerly The Bankers Bank, N.A.). Silverton Bank has granted a waiver of the breach of the loan covenant regarding non-performing assets. This waiver only applies to the covenant breach as of December 31, 2008, and the situation will be reviewed again as of March 31, 2009. If the Company remains in breach of this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company’s liquidity and ability to pay dividends. Management continues to vigorously pursue a favorable resolution to this issue. In 2006 other long-term debt consisted of a loan for $10.000 million from an unrelated bank to the Company. This loan was obtained in January of 2004 to finance a portion of the purchase of CommerceSouth, Inc. This loan was secured by a portion of BancTrust’s stock of one of its subsidiary banks. This loan was to mature in 2008, required monthly interest payments and had a floating rate based on LIBOR plus 1.10 percent. The Company had the option to repay any part of the principal at any time without penalty and the Company repaid the loan in December of 2006 with part of the proceeds of a trust preferred offering. This loan required quarterly principal payments beginning March 2006, at which time the remaining principal was to be amortized over the remaining life of the loan.

          Our other long-term debt is summarized as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

	(Dollars in thousands)
Balance at the end of the year	$20,057	$38,000	$0
Average balance during the year	37,902	8,016	8,473
Maximum month-end balances during the year	38,000	38,000	10,000
Daily weighted-average interest rate during the year	6.82%	6.79%	6.22%
Weighted-average interest rate at year-end	4.93%	6.79%	N/A

          The following table reflects maturities of long-term debt at December 31, 2008:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total

	(Dollars in thousands)
FHLB advances	$22,046	$25,075	$9,873	$1,477	$58,471
Junior subordinated debentures	0	0	0	34,021	34,021
Other long term debt	0	20,057	0	849	20,906

Total	$22,046	$45,132	$9,873	$36,347	$113,398

          BancTrust has elected to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Under the program, on or before October 31, 2009, BancTrust may issue up to $37 million of qualifying senior unsecured debt that would be guaranteed by the FDIC and backed by the full faith and credit of the United States. Any debt issued under the program would be guaranteed until June 30, 2012 and BancTrust would be required to pay up to a 100 basis point fee on the outstanding balance during the guarantee period. As of December 31, 2008, BancTrust has not issued any debt under the program.

Note 13. Preferred Stock and Common Stock Warrants

          On December 19, 2008, BancTrust sold 50,000 shares of preferred stock to the U.S. Treasury for $50 million dollars. Proceeds of $18 million from the sale were applied to repayment of the loan used by the Company to pay the cash portion of the purchase price of Peoples, and proceeds of $30 million were contributed to the Bank as capital after year-end to fund anticipated loan growth. The preferred stock has no par value and liquidation value of $1,000 per share. The shares of preferred stock qualify as Tier 1 capital and pay a cumulative annual dividend at a rate of 5 percent for the first five years. The dividend will increase to 9 percent after five years if the preferred stock has not been redeemed by the Company. The preferred stock may only be redeemed by the Company before the third anniversary of issuance with the approval of the Federal Reserve Bank, and then only with proceeds from the issuance of certain qualifying Tier 1 capital. The recently enacted ARRA removed the additional capital equity capital condition to early redemption. After three years, the Company may redeem shares of the preferred stock at any time for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. In conjunction with the issuance of the preferred stock, BancTrust issued the U.S. Treasury a warrant to purchase up to 731 thousand shares of the Company’s common stock at $10.26 per share, which would represent an aggregate investment, if fully exercised, of approximately $7.5 million in BancTrust common stock, or 15 percent of the value of the preferred stock. The warrant has a 10 year term. The U.S. Treasury may immediately exercise the warrant to purchase up to 50 percent of the shares of common stock underlying the warrant. It may only exercise the warrant with respect to the other 50 percent of the shares if the Company does not raise an additional $50 million of qualifying equity capital on or before December 31, 2009.

          BancTrust received from the U.S. Treasury $50 million in cash in exchange for 50 thousand shares of BancTrust’s preferred stock and for the warrant to purchase up to 731 thousand shares of BancTrust common stock. The Company calculated an estimated fair value for the preferred stock and the warrant and allocated the net proceeds from this sale to the preferred stock and warrant based on the relative estimated fair value of each. The estimated fair value of the preferred stock was calculated using a discounted cash flow assuming a market dividend yield for similar preferred stock (without warrants) of approximately 14 percent. The Company calculated the estimated fair value of the warrant using the Black-Scholes option pricing model using a risk-free interest rate of 2.14 percent, an expected dividend yield of 4.72 percent, an expected average life of 10 years and an expected volatility based on the approximate volatility of the NASDAQ Bank Index of 30 percent. The Company calculated the estimated fair value of the preferred stock and the warrant to be $25.277 million and $1.538 million, respectively. Based on the relative fair value, the Company recorded the preferred stock at $47.064 million. The relative fair value of the warrant was $2.867 million ($3.92 per share of common stock for which the warrant is exercisable) and this amount was added to additional paid in capital. Transaction costs for the sale were $69 thousand.

          BancTrust is increasing its carrying value of the preferred shares to their redeemable value over 5 years using the constant yield method. This decreased net income available to common stock shareholders by $21 thousand in 2008 and will decrease net income available to common stock shareholders by approximately $516 thousand in 2009, $550 thousand in 2010, $587 thousand in 2011, $625 thousand in 2012, and $637 thousand in 2013. Dividends payable on the preferred shares decreased net income available to common stock shareholders by $90 thousand in 2008 and will decrease net income available to common stock shareholders by approximately $2.5 million for each of the years 2009 to 2013.

Note 14. Accounting for Income Taxes

          The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and recognized a cumulative effect adjustment of $228 thousand as an increase to the balance of retained earnings and a decrease in liabilities of $387 thousand. The amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 were $994 thousand and $668 thousand, respectively.

          A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

	Year Ended December 31,

	2008	2007

	(Dollars in thousands)
Balance at beginning of the year	$668	$648
Increase (decrease) based on tax positions related to prior years	289	(78)
Additions based on tax positions related to the current year	37	98

Balance at end of the year	$994	$668

          As of December 31, 2008, approximately $278 thousand of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

          It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2008 and December 31, 2007 was $57 thousand and $75 thousand, respectively, and the amount accrued for interest and penalties at December 31, 2008 and December 31, 2007 was $354 thousand and $297 thousand, respectively.

          In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. As a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits will materially decrease within the next 12 months. The amount of decrease that is reasonably possible is estimated to be $254 thousand.

          The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located. The Company’s Alabama filed income tax return is no longer subject to examination by taxing authorities for years before 2004. The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

          The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Current income tax expense:
Federal	$5,211	$1,569	$7,061
State	236	23	73

Total current income tax expense	5,447	1,592	7,134

Deferred income tax expense (benefit):
Federal	(5,138)	632	(658)
State	(604)	(217)	(173)

Total deferred income tax (benefit) expense	(5,742)	415	(831)

Total income tax (benefit) expense	$(295)	$2,007	$6,303

          Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Income tax expense at statutory rate	$336	$2,867	$6,856
Increase (decrease) resulting from:
Tax exempt interest	(776)	(835)	(785)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	68	115	95
Increase (decrease) in valuation allowance	0	0	(249)
State income taxes, net of federal benefit	(239)	(126)	184
Other, net	316	(14)	202

Total	$(295)	$2,007	$6,303

Effective tax rate	(30.7)%	24.5%	32.2%

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below:

	December 31,

	2008	2007

	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$11,506	$8,916
Deferred compensation	857	316
Accrued pension cost	2,636	1,430
Interest on non-performing loans	3,741	1,181
Loans acquired in business combination	1,213	1,495
Investment securities acquired in business combination	15	30
Other	1,281	2,244

Total deferred tax assets	21,249	15,612

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,274)	(759)
Core deposit intangibles	(3,554)	(3,135)
Differences between book and tax basis of property	(8,966)	(8,799)
Loan origination cost	(939)	(798)
Leases	(5,749)	(5,237)
Other	(1,075)	(1,686)

Total deferred tax liabilities	(21,557)	(20,414)

Net deferred tax liability	$(308)	$(4,802)

          A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on debt and equity securities available for sale. The related deferred income tax expense of $515 thousand was recorded directly to shareholders’ equity as a component of accumulated other comprehensive income. A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on pension liabilities. The related deferred income tax benefit of $1.206 million was recorded directly to shareholder equity as a component of accumulated other comprehensive income. A portion of the change in the net deferred tax liability relates to a business combination. The related deferred income tax expense of $2.438 million was recorded directly to goodwill. A deferred income tax asset of $498 thousand resulted from a cumulative effect of a change in accounting priciple in 2008. The remainder of the change has been recorded as deferred income tax benefit from operations.

          The Company has a state net operating loss carry forward in the amount of $2.638 million. The state net operating loss carry forward will begin to expire in 2027. Management believes it is more likely than not that the results of future operations will generate sufficient income to realize this deferred tax asset.

Note 15. Retirement Plans

          RETIREMENT PLAN FOR EMPLOYEES OF BANCTRUST FINANCIAL GROUP, INC — BancTrust maintains a pension plan that generally provides for a monthly benefit commencing at age 65 equal to 1 percent of the employee’s average monthly base compensation during the highest five consecutive calendar years out of the 10 calendar years preceding retirement, multiplied by years of credited service, not to exceed 40 years. The pension plan was frozen as of January 1, 2003, and no new hires after that date participate in the plan. BancTrust had accounted for its defined benefit pension plan using the actuarial model required by SFAS No. 87, Employers’ Accounting for Pensions. The compensation cost of an employee’s pension benefit has been recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method has been utilized for funding purposes.

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

          Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation

	2008	2007

	(Dollars in thousands)
Balance at beginning of the year	$13,911	$12,366
Service cost	608	572
Interest cost	810	703
Benefits paid	(416)	(421)
Actuarial (gain) loss	(1,257)	691

Balance at the end of the year	$13,656	$13,911

	Plan Assets

	2008	2007

	(Dollars in thousands)
Balance at beginning of the year	$12,042	$10,024
Return on plan assets	(3,383)	972
Employer contribution	976	1,467
Benefits paid	(416)	(421)

Balance at the end of the year	$9,219	$12,042

          The following table reconciles the amounts BancTrust recorded related to the pension plan:

	December 31, 2008	December 31, 2007

	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(4,437)	$(1,869)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of:
Unamortized prior service costs	35	18
Unamortized net losses	5,790	2,901
Net initial obligation	0	24

	$5,825	$2,943

          During 2008, the pension plan’s total unrecognized net loss increased by $2.9 million. The variance between the actual and expected return on pension plan assets during 2008 increased the total unrecognized net loss by $4.4 million. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2008, the average expected future working life of active plan participants was 8 years. Actual results for 2009 will depend on the 2009 actuarial valuation of the plan.

          The accumulated benefit obligation for the pension plan was $12.292 million and $12.05 million at December 31, 2008 and 2007, respectively.

          Components of the plan’s net cost were as follows:

	2008	2007	2006

	(Dollars in thousands)
Service cost	$608	$572	$642
Interest cost	810	703	654
Expected return on plan assets	(975)	(831)	(689)
Net amortization	8	8	8
Recognized net loss	212	159	175

Net pension cost	$663	$611	$790

          The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2008	2007	2006

Discount	5.90%	5.90%	6.75%
Annual salary increase	3.50	3.50	3.50
Long-term return on plan assets	8.00	8.00	8.00

          The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31 (the measurement dates) include the following:

	2008	2007

Discount	6.40%	5.90%
Annual salary increase	3.00%	3.50%

          The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2008	2007

Equity Securities	68%	66%
Debt Securities	16%	19%
Other	16%	15%

Total	100.00%	100.00%

          The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2008, the unrecognized net loss increased by 20.8 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

          The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2008 by approximately $80 thousand and $10 thousand, respectively, and decreased or increased the year-end projected benefit obligation by $1.3 million and $1.5 million, respectively.

          The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2008 by $100 thousand.

          We are allowed to invest pension assets in equity securities up to 70% of the plan assets; however, due to current economic conditions, we have chosen to invest less than this amount in equity securities.

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

          In 2008, BancTrust contributed $976 thousand to its defined benefit plan. BancTrust expects to contribute a combined $1.4 million to its pension plans in 2009. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

          At December 31, 2008, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2009	$1,208
2010	$990
2011	$1,782
2012	$1,683
2013	$2,053
2014-2018	$5,596

          THE PEOPLES BANCTRUST COMPANY, INC. PENSION PLAN — The Peoples BancTrust Company (“Peoples”) had a defined benefit pension plan. The Defined Benefit Pension Plan is a tax-qualified plan that covered all eligible salaried and hourly employees of Peoples. All contributions were made by Peoples to fund toward a targeted defined benefit based on years of service and compensation. A participant retiring at age 65 is eligible to receive a monthly single life annuity equal to 1.00 percent of final average monthly compensation times years of credited service, plus .65 percent of final average monthly compensation in excess of Covered Compensation times years of credited service (up to 35 years). Participants age 55 or older with 10 years of vesting service may retire prior to age 65 with a reduced benefit. New or rehired employees beginning employment after August 21, 2007 are not eligible to participate in the plan.

          Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation 2008	Projected Benefit Obligation 2007

	(Dollars in thousands)
Balance at beginning of period	$15,089	$15,229
Service cost	730	173
Interest cost	898	177
Benefits paid	(512)	(121)
Actuarial gain	(2,062)	(369)

Balance at the end of the year	$14,143	$15,089

	Plan Assets 2008	Plan Assets 2007

	(Dollars in thousands)
Balance at acquisition date	$14,565	$14,624
Return on plan assets	(1,995)	62
Employer contribution	0	0
Benefits paid	(512)	(121)

Balance at the end of the year	$12,058	$14,565

          The following table reconciles the amounts BancTrust recorded related to the Peoples pension plan:

	December 31, 2008	December 31, 2007

	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(2,085)	$(524)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of:
Unamortized actuarial net (gains) losses	1,205	(232)
Unamortized prior service cost	0	(9)

	$1,205	$(241)

          During 2008, the Peoples pension plan’s total unrecognized net loss increased by $1.446 million. The variance between the actual and expected return on pension plan assets during 2008 increased the total unrecognized net loss by $3.0 million. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2008, the average expected future working lifetime of active plan participants was 9.3 years. Actual results for 2009 will depend on the 2009 actuarial valuation of the plan.

          The accumulated benefit obligation for the pension plan was $13.030 million and $13.382 million at December 31, 2008 and 2007, respectively.

          Components of the Peoples plan’s net cost (2007 only represents the pension cost from the period of acquisition of Peoples on October 15, 2007 to December 31, 2007) were as follows:

	2008	2007

	(Dollars in thousands)
Service cost	$730	$173
Interest cost	898	177
Expected return on plan assets	(989)	(199)
Net amortization	(9)	(5)
Recognized net loss	23	14

Net pension cost	$653	$160

          The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2008	2007

Discount	5.90%	6.00%
Annual salary increase	3.50	5.00
Long-term return on plan assets	8.00	7.00

          The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2008 and 2007 (the measurement date) include the following:

	2008	2007

Discount	6.40%	5.90%
Annual salary increase	3.00%	3.50%

          The asset allocations of pension benefit plan assets at December 31, 2008 and 2007 were:

Asset Category	2008	2007

Equity Securities	45%	40%
Debt Securities	45%	47%
Other	10%	13%

Total	100.00%	100.00%

          The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2008, the unrecognized net loss increased by 6.0 percent of the projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

          The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. An increase or decrease of 1 percent in the discount rate would have decreased or increased the net periodic benefit cost for 2008 by approximately $80 thousand and $10 thousand, respectively and decreased or increased the year-end projected benefit obligation by $1.3 million and $1.5 million, respectively.

          The expected return on plan assets was determined based on historical and expected future returns of the various asset classes using the target allocations described below. Each 1.0 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2008 by $100 thousand.

          We are allowed to invest pension assets in equity securities up to 70% of the plan assets; however, due to current economic conditions, we have chosen to invest significantly less than this amount in equity securities.

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

          BancTrust expects to contribute a combined $1.4 million to its pension plans in 2009. In 2008, BancTrust made no contributions to the Peoples plan. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the Peoples pension plan to the extent permitted by law.

          At December 31, 2008, the Peoples pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2009	$713
2010	$803
2011	$825
2012	$897
2013	$977
2014-2018	$5,436

          SUPPLEMENTAL PLAN — The Bank maintains an unfunded and unsecured Supplemental Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is designed to supplement the benefits payable under the BancTrust pension plan for certain key employees selected by the Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to employment by the Bank. The Supplemental Plan is designed to afford the participant the same pension that would be received under the BancTrust pension plan if the participant were given years of service credit, as if the participant was employed by the Company during his or her entire banking career, reduced by any benefits actually payable to the participant under the BancTrust pension plan and any retirement benefit payable under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner.

          In 2008, the Company changed its accounting policy with respect to the Supplemental Plan. Management believes the newly adopted accounting policy is preferable in the circumstances because it establishes a definitive accrual for each participant in the plan specifically responsive to the individual’s factors and variables, as applicable in the provisions of the Supplemental Plan. As it was determined to be impracticable to ascertain the period-specific effects of the change on all prior periods presented combined with the belief that such effects would be immaterial to the operating results and financial condition of such periods, the cumulative effect of the change to the new accounting principle was applied to the carrying amounts of assets and liabilities as of January 1, 2008, the beginning of the earliest period to which the new accounting policy can be practically applied. At such date, the Company recorded the cumulative effect of applying this change in accounting principle by decreasing retained earnings by $829 thousand, increasing deferred tax assets by $498 thousand and increasing other liabilities by $1.327 million. The amount of the liability for the Supplemental Plan was $1.138 million at December 31, 2008. The discount rate utilized in measuring the liability was 5.90 percent at both January 1, 2008 and December 31, 2008. Amounts of postretirement expense under this Supplemental Plan were immaterial for the years ended December 31, 2008, 2007 and 2006.

          SAVINGS AND PROFIT SHARING PLAN — BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in the plan. An eligible employee may defer up to 75 percent of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2 percent of employee contribution, $0.75 per $1.00 on the next 2 percent of employee contribution and $0.50 per $1.00 on the next 2 percent of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. The Company made total contributions of $833 thousand, $705 thousand and $1.007 million, respectively, during 2008, 2007 and 2006.

          DEFERRED COMPENSATION PLAN — The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $80 thousand, $91 thousand, and $70 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements. The amount of the liability at December 31, 2008 was $1.603 million.

          The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2008 and 2007, the grantor trust held 100 thousand and 74 thousand shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 16. Earnings Per Common Share

          Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2008, 2007 and 2006. Diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair value of the common stock during the respective periods.

          The following table presents the earnings per common share calculations for the years ended December 31, 2008, 2007 and 2006. The Company excluded from the calculation of earnings per share 148 thousand, 38 thousand and 3 thousand shares for the years ended December 31, 2008, 2007 and 2006, respectively, because those shares were subject to options issued with exercise prices in excess of the average market value per share.

Basic Earnings Per Common Share	2008	2007	2006

	(Dollars in thousands, except per share)
Net income available to common shareholders	$1,145	$6,186	$13,286

Weighted average common shares outstanding	17,540	12,521	11,151

Basic earnings per common share	$0.07	$0.49	$1.19

Diluted Earnings Per Common Share	2008	2007	2006

	(Dollars in thousands, except per share)
Net income available to common shareholders	$1,145	$6,186	$13,286

Weighted average common shares outstanding	17,540	12,521	11,151

Add: Dilutive effects of assumed conversions and exercises of common stock options, warrant and restricted stock	155	183	157

Weighted average common and dilutive potential common shares outstanding	17,695	12,704	11,308

Diluted earnings per common share	$0.06	$0.49	$1.17

Note 17. Regulatory Matters

          The Company’s principal source of funds for dividend payments is dividends from the Bank. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are generally limited to the Bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. The dividends, as of January 1, 2009, that the Bank could declare, without the approval of regulators, totaled $4.153 million.

          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 2008 and 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

          The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred stock issued by our business trusts is included by the Company in its calculation of Tier 1 and total capital.

          Actual capital amounts and ratios are presented in the table below for the Bank and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$239,357	14.1%	$136,242	8.0%	N/A	N/A
Bank	224,959	13.2	136,068	8.0	$170,085	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$217,980	12.8%	$68,121	4.0%	N/A	N/A
Bank	203,582	12.0	68,034	4.0	$102,051	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$217,980	11.1%	$78,605	4.0%	N/A	N/A
Bank	203,582	10.4	78,606	4.0	$98,258	5.0%
December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$196,640	10.8%	$145,188	8.0%	N/A	N/A
Bank	227,035	12.5	145,747	8.0	$182,184	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$174,191	9.6%	$72,594	4.0%	N/A	N/A
Bank	204,586	11.2	72,874	4.0	$109,310	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$174,191	8.9%	$78,627	4.0%	N/A	N/A
Bank	204,586	9.9	82,358	4.0	$102,948	5.0%

Note 18.  Fair Value Measurement and Fair Value of Financial Instruments

          SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

December 31, 2008 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$ 221,879	—	$ 221,879	—

Assets and Liabilities Measured on a Nonrecurring Basis:

          Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

December 31, 2008 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$13,253	—	—	$13,253
Other real estate owned	$50,902	—	—	$50,902

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

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2008 and 2007. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2008 and 2007, the fair value of these commitments is not presented.

          Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2008 and 2007 are summarized below.

	2008		2007

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(Dollars in thousands)
Financial assets:
Cash, due from banks and federal funds sold	$42,693	$42,693	$117,556	$117,556
Interest-bearing deposits	42,376	42,376	11,215	11,215
Securities available for sale	221,879	221,879	245,877	245,877
Loans, net	1,503,123	1,515,484	1,608,901	1,605,334
Financial liabilities:
Deposits	$1,662,477	$1,668,604	$1,827,927	$1,831,472
Short-term borrowings	0	0	4,198	4,198
FHLB advances and long-term debt	113,398	114,007	137,341	137,804

          SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19.  Commitments and Contingencies

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

	December 31,

	2008	2007

	(Dollars in thousands)
Standby letters of credit	$30,064	$34,441
Commitments to extend credit	245,392	266,919

          The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2008 was $30.064 million, and that sum represents the Company’s maximum credit risk. At December 31, 2008, the Company had $300 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

          The Company leases certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2008 are summarized below.

Year	Minimum Rental Payments

(Dollars in thousands)
2009	$457
2010	$418
2011	$318
2012	$180
2013	$99
After 2014	$1,529

Total	$3,001

          Rental expense under all operating leases amounted to $569 thousand, $456 thousand, and $380 thousand in 2008, 2007 and 2006, respectively.

          The Company and the Bank are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 20.  Non-Interest Revenue

          Components of other income, charges and fees are as follows:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Mortgage loan fees	$1,147	$2,077	$2,574
ATM interchange fees	1,651	792	645
Other	3,631	2,257	1,514

Total	$6,429	$5,126	$4,733

Note 21.  Non-Interest Expense

          Components of other non-interest expense are as follows:

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Advertising	$546	$848	$758
Data processing	262	539	890
Other real estate (property taxes, insurance and maintenance)	1,371	208	26
Professional services	1,938	1,842	1,917
Stationery and supplies	1,085	1,100	968
Telephone	2,080	1,138	805
Other	11,512	8,488	6,165

Total	$18,794	$14,163	$11,529

Note 22.  Segment Reporting

          Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, certain information is required to be disclosed for the reportable operating segments of the Company. During the second quarter of 2008, we merged our two previously reportable segments, BankTrust, incorporated in the state of Alabama, and BankTrust, incorporated in the state of Florida. Because we now operate and manage as a one-bank holding company, we no longer have any reportable segments. Our corporate governance activities likewise are now directed to a single reporting banking segment.

          Previously the Company had two reportable operating segments of the Company. The reportable segments were determined using the internal management reporting system. They were composed of the Company’s significant subsidiaries. The accounting policies for each segment were the same as those used by the Company as described in Note 1 — Summary of Significant Accounting Policies. The segment results include certain overhead allocations and intercompany transactions that were recorded at estimated current market prices. All intercompany transactions have been eliminated to determine the consolidated balances. During 2007 the Company merged BankTrust of Alabama into BankTrust, headquartered in Mobile, Alabama. All prior segment information has been restated to reflect this merger. The results for the two prior reportable segments of the Company are included in the following table:

	2007

	Alabama Bank	Florida Bank	BancTrust	Eliminations	Consolidated

	(Dollars in thousands)
Total interest revenue	$79,534	$25,723	$96	$(1,328)	$104,025
Total interest expense	35,152	13,215	3,206	(1,328)	50,245

Net interest revenue (expense)	44,382	12,508	(3,110)	0	53,780
Provision for loan losses	7,965	4,470	0	0	12,435

Net interest income (loss) after provision for loan losses	36,417	8,038	(3,110)	0	41,345
Total non-interest revenue	13,621	1,526	9	0	15,156
Total non-interest expense	34,554	9,687	4,067	0	48,308

Income (loss) before taxes	15,484	(123)	(7,168)	0	8,193
Income tax expense (benefit)	4,943	(186)	(2,750)	0	2,007

Income (loss) from continuing operations	$10,541	$63	$(4,418)	$0	$6,186

Other significant items:
Total assets	$1,943,735	$333,170	$323,998	$(360,809)	$2,240,094
Total investment securities	235,194	10,683	0	0	245,877
Total loans, net of unearned income	1,359,259	273,417	0	0	1,632,676
Investment in subsidiaries	1,626	0	312,783	(313,388)	1,021
Total interest revenue from customers	78,997	24,934	94	0	104,025
Total interest revenue from affiliates	537	789	2	(1,328)	0
Depreciation of premises and equipment	2,762	1,110	0	0	3,872
Amortization of intangible assets	786	441	0	0	1,227
Amortization and accretion of securities	16	70	0	0	86

	2006

	Alabama Bank	Florida Bank	BancTrust	Eliminations	Consolidated

	(Dollars in thousands)
Total interest revenue	$62,736	$26,844	$48	$(1,440)	$88,188
Total interest expense	23,951	11,348	2,064	(1,440)	35,923

Net interest revenue (expense)	38,785	15,496	(2,016)	0	52,265
Provision for loan losses	3,348	1,246	0	0	4,594

Net interest income after provision for loan losses	35,437	14,250	(2,016)	0	47,671
Total non-interest revenue	9,521	2,109	14	0	11,644
Total non-interest expense	26,008	9,459	4,259	0	39,726

Income (loss) before taxes	18,950	6,900	(6,261)	0	19,589
Income tax expense (benefit)	6,347	2,367	(2,411)	0	6,303

Income (loss) from continuing operations	$12,603	$4,533	$(3,850)	$0	$13,286

Other significant items:
Total assets	$999,087	$351,719	$175,169	$(172,569)	$1,353,406
Total investment securities	110,001	8,497	0	0	118,498
Total loans, net of unearned income	719,392	285,343	0	0	1,004,735
Investment in subsidiaries	754	0	166,947	(166,680)	1,021
Total interest revenue from customers	61,296	26,844	48	0	88,188
Total interest revenue from affiliates	1,440	0	0	(1,440)	0
Depreciation of premises and equipment	2,002	938	0	0	2,940
Amortization of intangible assets	308	441	0	0	749
Amortization and accretion of securities	310	200	0	0	510

Note 23. Other Comprehensive Income

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

	2008

	Before Tax Amount	Tax Effect	After Tax Amount

	(Dollars in thousands)
Unrealized gains arising during the period	$1,348	$506	$842
Less realized gains included in continuing operations	(186)	(70)	(116)

Net change in unrealized gains on securities	1,162	436	726
Net pension liability adjustment, substantially actuaurial losses	(4,330)	(1,624)	(2,706)

Other comprehensive income (loss)	$(3,168)	$(1,188)	$(1,980)

	2007

	Before Tax Amount	Tax Effect	After Tax Amount

	(Dollars in thousands)
Unrealized gains arising during the period	$3,264	$1,224	$2,040
Less realized gains included in continuing operations	(3)	(1)	(2)

Net change in unrealized loss on securities	3,261	1,223	2,038
Minimum pension liability adjustment	(141)	(53)	(88)

Other comprehensive income	$3,120	$1,170	$1,950

	2006

	Before Tax Amount	Tax Effect	After Tax Amount

	(Dollars in thousands)
Unrealized losses decreasing during the period	$114	$43	$71
Less realized losses from continuing operations	44	16	28

Net change in unrealized loss on securities	158	59	99
Minimum pension liability adjustment	(291)	(109)	(182)

Other comprehensive income	$(133)	$(50)	$(83)

At December 31, 2008 accumulated other comprehensive income was comprised of the following:
	December 31, 2008

	Before Tax Amount	Tax Effect	After Tax Amount

	(Dollars in thousands)
Unrealized gains on securities available for sale	$3,397	$1,274	$2,123
Pension related adjustments, including minimum liability and funding status	(7,030)	(2,636)	(4,394)

Accumulated other comprehensive loss	$(3,633)	$(1,362)	$(2,271)

Note 24. Adjustment to Beginning Retained Earnings

          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. BancTrust recorded the effects of application of SAB No. 108 using the cumulative effect transition method as an adjustment to fiscal 2006 beginning retained earnings. The Company had historically not properly accounted for lease payments, and, to correct this error, the Company decreased retained earnings by $258 thousand, increased deferred tax assets by $155 thousand and increased accrued leases payable by $413 thousand. Of the $413 thousand that should have been recorded as rental expense, $392 thousand should have been recorded in years prior to 2004, $42 thousand should have been recorded in 2004 and $9 thousand should have been recorded in 2005. These amounts were considered immaterial in years prior to 2006 but were considered material to 2006.

Note 25. Subsequent Events

          On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC proposes to collect this assessment on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on the Company’s average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $3.4 million. This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

          On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

          The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

Note 26. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,

	2008	2007

	(Dollars and shares in thousands)
ASSETS
Cash and cash equivalents	$34,140	$4,600
Investment in bank subsidiaries	312,310	313,159
Other assets	4,797	6,239

Total assets	$351,247	$323,998

LIABILITIES
Long-term debt	$54,078	$72,021
Other liabilities	7,781	2,457

Total liabilities	61,859	74,478

SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50	47,085	0
Common stock — $.01 par value
Shares authorized — 50,000
Shares issued — 17,811 in 2008 and 17,753 in 2007	178	178
Additional paid in capital	193,458	189,683
Accumulated other comprehensive loss, net	(2,271)	(291)
Deferred compensation payable in common stock	1,674	1,432
Retained earnings	53,346	62,358
Treasury stock, 256 shares in 2008 and 2007, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 100 shares in 2008 and 74 shares in 2007	(1,674)	(1,432)

Total shareholders’ equity	289,388	249,520

Total liabilities and shareholders’ equity	$351,247	$323,998

Condensed Statements of Income

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Cash dividends from subsidiaries	$8,500	$4,500	$9,648
Other income	152	105	13

Total income	8,652	4,605	9,661
Interest expense — long-term debt	4,496	3,206	2,064
Expenses — other	949	1,317	1,848

Income before undistributed income (excess distributions) of subsidiaries	3,207	82	5,749
Equity in undistributed income (excess distributions) of subsidiaries	(1,951)	6,104	7,537

Net income	1,256	6,186	13,286
Effective preferred stock dividend	111	0	0

Net income available to common shareholders	$1,145	$6,186	$13,286

Condensed Statements of Cash Flows

	Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,256	$6,186	$13,286
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess distributions (undistributed earnings) of subsidiaries	1,951	(6,104)	(7,537)
Other, net	3,137	(2,054)	498

Net cash provided by (used in) operating activities	6,344	(1,972)	6,247

INVESTING ACTIVITIES
Net cash paid in acquisition	0	(31,792)	0
Investment in trust preferred subsidiary	0	0	(464)

Net cash used in investing activities	0	(31,792)	(464)

FINANCING ACTIVITIES
Cash dividends	(8,813)	(6,400)	(5,555)
Proceed from issuance of long-term debt	57	38,000	15,464
Payment of long-term debt	(18,000)	0	(10,000)
Proceeds from issuance of preferred stock	47,085	0	0
Proceeds from issuance of common stock warrants	2,867	0	0
Proceeds from exercise of stock options	0	265	442

Net cash provided by financing activities	23,196	31,865	351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,540	(1,899)	6,134
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,600	6,499	365

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,140	$4,600	$6,499

	2008	2007	2006

	(Dollars in thousands)
Cash paid for:
Interest	$4,591	$2,524	$2,050
Income taxes payments received, net	2,335	3,248	2,258
Non-cash transactions:
Dividends paid in common stock	321	277	289
Fair value of restricted stock issued	372	108	1,393
Adoption of EITF 06-4	156	0	0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          As reported in its Form 8-K filed on May 13, 2008, the Audit Committee of the Company’s Board of Directors dismissed KPMG LLP on May 7, 2008. As reported on its Form 8-K filed on May 21, 2008, the Audit Committee appointed Dixon Hughes PLLC as the Company’s independent registered public accounting firm on May 19, 2008.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

          Based on its assessment, Management believes that, as of December 31, 2008, BancTrust’s internal control over financial reporting is effective.

          BancTrust’s independent registered public accounting firm, Dixon Hughes PLLC, has issued an attestation report on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2008, is included on page 57 of this Annual Report on Form 10-K.

W. Bibb Lamar, Jr.	F. Michael Johnson
Chairman and Chief Executive Officer	Chief Financial Officer

Changes in Internal Controls

          There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Directors and Executive Officers of the Registrant

          Certain information called for by Item 10 regarding BancTrust’s executive officers is included on page 18 in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2009 annual meeting under the captions “VOTING SECURITIES — Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and “CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

          The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2009 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information called for by Item 12 is included on page 27 in Part II of this report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.” The balance of the information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2009 annual meeting under the captions “VOTING SECURITIES — Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2009 annual meeting under the caption “CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

          The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2009 annual meeting under the heading “INDEPENDENT ACCOUNTANTS” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          (a) 1. Financial Statements:

          The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements.

          (a) 2. Financial Statement Schedules

          Financial statement schedules are omitted as they are either not applicable or the information is contained in the consolidated financial statements.

          (a) 3. Exhibits:

(3) Articles of Incorporation and By-Laws.

          1. Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 0-15423), are incorporated herein by reference.

          2. Amended and Restated Bylaws of BancTrust Financial Group, Inc., filed as Exhibit (3).2 to the registrant’s Current Report on Form 8-K, filed on March 12, 2007 (No. 0-15423), are incorporated herein by reference.

          3. Amendment to Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as an Exhibit (3).1 to BancTrust’s Current Report on Form 8-K filed on October 3, 2008 (No. 0-15423), is incorporated herein by reference.

          4. Amendment to Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3).1 to BancTrust’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423), is incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures.

1.

Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3).6 to BancTrust’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 0-15423), are incorporated herein by reference.

          2. Amendment to Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as an Exhibit (3).1 to BancTrust’s Current Report on Form 8-K filed on October 3, 2008 (No. 0-15423), is incorporated herein by reference.

          3. Amendment to Amended and Restated Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3).1 to BancTrust’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423), is incorporated herein by reference.

          4. Second Amended and Restated Bylaws of BancTrust Financial Group, Inc., filed as Exhibit (3).2 to the registrant’s Current Report on Form 8-K, filed on December 21, 2007 (No. 0-15423), are incorporated herein by reference.

          5. Specimen of Common Stock Certificate of South Alabama Bancorporation, Inc., filed as Exhibit (4).4 to the registrant’s annual report on 10-K for the year ended 1996 (No. 0-15423), is incorporated herein by reference.

          6. Warrant to Purchase Shares of Common Stock of BancTrust Financial Group, Inc., filed as Exhibit (4).1 to the registrant’s Current Report on Form 8-K, filed on December 23, 2008 (No. 0-15423), is incorporated herein by reference.

          7. Specimen of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Stock Certificate of BancTrust Financial Group, Inc. filed as Exhibit (4).2 to the registrant’s Current Report on Form 8-K, filed on December 23, 2008 (No. 0-15423), is incorporated herein by reference.

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

          32. Letter Agreement, dated December 19, 2008, between the Company and the U.S. Treasury including the Securities Purchase Agreement attached thereto, filed as Exhibit (10).1 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          33. *Form of Waiver executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).2 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          34. *Form of letter agreement, executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).3 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          35. *Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and W. Bibb Lamar, Jr., filed as Exhibit (10).4 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          36. *Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and F. Michael Johnson, filed as Exhibit (10).5 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          37. *Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Michael D. Fitzhugh, filed as Exhibit (10).6 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          38. *Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Bruce C. Finley, Jr., filed as Exhibit (10).7 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          39. *Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Edward T. Livingston, filed as Exhibit (10).8 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          40. *Amended and Restated 2001 Incentive Compensation Plan, filed as Exhibit (10).9 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          41. *Form of Nonqualified Supplement Stock Option Agreement, filed as Exhibit (10).10 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          42. *Amended and Restated Director Deferred Compensation Plan, filed as Exhibit (10).11 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

          43. *Amended and Restated Deferred Stock Trust Agreement for Directors of BancTrust, filed as Exhibit (10).12 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K.

(18) Letter regarding change in accounting principles.

          1. Letter from Dixon Hughes PPLC re: change in Accounting Principles.

(21) Subsidiaries of the registrant.

          1. Subsidiaries of BancTrust Financial Group, Inc filed as Exhibit (21).1 to registrant’s Registration Statement on Form S-3 filed on October 6, 2008 (No. 333-153871), is incorporated herein by reference.

(23) Consents.

          1. Consent of KPMG LLP.

          2. Consent of Dixon Hughes PLLC.

(31) Rule 13(a)-14(a)/15(d)-14(a) Certifications.

          1. Certification by the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          2. Certification by the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 certifications.

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

Dated: March 20, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. Bibb Lamar, Jr.	President and CEO	March 20, 2009
(Principal executive officer)
W. Bibb Lamar, Jr.

/s/ F. Michael Johnson	Chief Financial Officer and Secretary	March 20, 2009
(Principal financial and accounting officer)
F. Michael Johnson

/s/ Tracy T. Conerly	Director	March 20, 2009

Tracy T. Conerly

/s/ Stephen G. Crawford	Director	March 20, 2009

Stephen G. Crawford

/s/ David C. De Laney	Director	March 20, 2009

David C. De Laney

/s/ Robert M. Dixon, Jr.	Director	March 20, 2009

Robert M. Dixon, Jr.

/s/ James A. Faulkner	Director	March 20, 2009

James A. Faulkner

/s/ Broox G. Garrett, Jr.	Director	March 20, 2009

Broox G. Garrett, Jr.

/s/ W. Dwight Harrigan	Director	March 20, 2009

W. Dwight Harrigan

Director

Clifton C. Inge, Jr.

/s/ W. Bibb Lamar, Jr.	Director	March 20, 2009

W. Bibb Lamar, Jr.

/s/ John H. Lewis, Jr.	Director	March 20, 2009

John H. Lewis, Jr.

/s/ Harris V. Morrissette	Director	March 20, 2009

Harris V. Morrissette

/s/ J. Stephen Nelson	Director and Chairman	March 20, 2009

J. Stephen Nelson

/s/ Paul D. Owens, Jr.	Director	March 20, 2009

Paul D. Owens, Jr.

/s/ Dennis A. Wallace	Director	March 20, 2009

Dennis A. Wallace

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

18.1	Letter from Dixon Hughes PLLC re: Change in Accounting Principles	98

23.1	Consent of KPMG LLP	107

23.2	Consent of Dixon Hughes PLLC	108

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	109

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	110

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	111

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002	112