Form 10-Q
period 2009-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2009-05-11
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____ Accelerated filer X Non-accelerated filer ____ (Do not check if a smaller reporting company)

Smaller reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Shares of common stock ($0.01 par) outstanding at May 5, 2009: 17,670,406

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	March 31, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$41,104	$42,693
Federal Funds Sold	0	0
Total Cash and Cash Equivalents	41,104	42,693
Interest-Bearing Deposits in Other Financial Institutions	160,863	42,376
Securities Available for Sale, at Fair Value	208,655	221,879
Loans Held for Sale	3,431	2,927

Loans and Leases	1,528,572	1,530,879
Allowance for Loan and Lease Losses	(37,872)	(30,683)
Loans and Leases, Net	1,490,700	1,500,196

Premises and Equipment, Net	82,488	83,588
Accrued Income Receivable	7,140	7,928
Goodwill	97,367	97,367
Other Intangible Assets	8,790	9,477
Cash Surrender Value of Life Insurance	15,960	15,765
Other Real Estate Owned	50,044	50,902
Other Assets	19,118	13,079
Total Assets	$2,185,660	$2,088,177

LIABILITIES
Non-Interest-Bearing Demand Deposits	$218,234	$212,260
Interest-Bearing Demand Deposits	507,033	479,634
Savings Deposits	115,168	105,631
Large Denomination Time Deposits (of $100 or more)	495,169	428,291
Other Time Deposits	435,329	436,661
Total Deposits	1,770,933	1,662,477
Short-Term Borrowings	20,000	20,057
Federal Home Loan Bank Advances and Long-Term Debt	93,209	93,341
Other Liabilities	19,954	22,914
Total Liabilities	1,904,096	1,798,789

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2009 and 2008	47,194	47,085
Common Stock - Par Value $0.01 Per Share, 50,000 Shares Authorized, Shares Issued: 2009-17,850; 2008-17,811	178	178
Additional Paid in Capital	193,644	193,458
Accumulated Other Comprehensive Loss, Net	(3,926)	(2,271)
Deferred Compensation Payable in Common Stock	721	1,674
Retained Earnings	46,882	53,346
Treasury Stock of 256 Shares in 2009 and 2008, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 56 Shares in 2009 and 100 Shares in 2008	(721)	(1,674)
Total Shareholders' Equity	281,564	289,388
Total Liabilities and Shareholders' Equity	$2,185,660	$2,088,177

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended March 31,
		2009	2008
	Interest Revenue:
	Loans and Leases	$19,127	$27,440
Securities Available for Sale:	Taxable	2,423	2,715
	Non-Taxable	323	408
	Other	38	431
	Total Interest Revenue	21,911	30,994

	Interest Expense:
	Deposits	8,047	12,225
	Short-Term Borrowings	228	12
	FHLB Advances and Long-Term Debt	874	1,898
	Total Interest Expense	9,149	14,135

	Net Interest Revenue	12,762	16,859
	Provision for Loan Losses	11,100	2,929
	Net Interest Revenue after Provision for Loan Losses	1,662	13,930

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,271	2,817
	Trust Income	926	1,000
	Securities Gains	2,299	7
	Gain on Sale of Derivative	0	1,115
	Other Income	1,456	1,745
	Total Non-Interest Revenue	6,952	6,684

	Non-Interest Expense:
	Salaries	5,732	6,048
	Pensions and Employee Benefits	1,624	2,398
	Net Occupancy Expense	1,684	1,782
	Furniture and Equipment Expense	992	1,209
	Intangible Amortization	687	824
	Losses on Other Real Estate Owned	1,643	29
	Other Expense	4,791	4,421
	Total Non-Interest Expense	17,153	16,711

	(Loss) Income Before Income Taxes	(8,539)	3,903
	Income Tax (Benefit) Expense	(3,261)	1,155
	Net (Loss) Income	(5,278)	2,748
	Effective Preferred Stock Dividend	745	0
	Net (Loss) Income to Common Shareholders	$(6,023)	$ 2,748
	Basic (Loss) Earnings Per Share	$ (0.34)	$ 0.16
	Diluted (Loss) Earnings Per Share	$ (0.34)	$ 0.16
	Weighted-Average Shares Outstanding - Basic	17,588	17,522
	Weighted-Average Shares Outstanding - Diluted	17,588	17,649

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2009 and 2008

(Dollars and shares in thousands, except per share amounts)
	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(5,278)			(5,278)
Recognized net periodic pension benefit cost					103					103
Change in fair value of securities available for sale, net of taxes					(1,758)					(1,758)
Total comprehensive loss										(6,933)
Cost of preferred stock issuance	(18)									(18)
Amortization of preferred stock discount	127						(127)			-
Dividends common ($0.025 per share)							(441)			(441)
Dividends preferred							(618)			(618)
Purchase of deferred compensation shares						63			(63)	-
Deferred compensation paid in common stock held in grantor trust						(1,016)			1,016	-
Shares issued under dividend reinvestment plan		6		85						85
Stock compensation expense				101						101
Restricted stock fully vested	____	33	____	_______	______	_____	_______	________	_______	_______
Balance, March 31, 2009	$47,194	17,850	$178	$193,644	$(3,926)	$721	$46,882	$(2,408)	$(721)	$281,564

Balance, January 1, 2008	$0	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Cumulative effect of change in accounting principle relating to supplemental retirement plan							(829)			(829)
Comprehensive income:
Net income							2,748			2,748
Recognized net periodic pension benefit cost					25					25
Change in fair value of securities available for sale, net of taxes					1,017					1,017
Total comprehensive income										3,790
Adjustment to reflect adoption of EITF 06-4							(156)			(156)
Dividends ($0.13 per share)							(2,288)			(2,288)
Purchase of deferred compensation shares						146			(146)	-
Restricted stock fully vested		23
Shares issued under dividend reinvestment plan		6		76						76
Stock compensation expense	_______	______	______	110	_______	____	_______	________	_______	110
Balance, March 31, 2008	$0	17,782	$178	$189,869	$751	$1,578	$61,833	$(2,408)	$(1,578)	$250,223

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,278)	$2,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,406	1,488
Amortization and accretion of premiums and discounts, net	(142)	(301)
Amortization of intangible assets	687	824
Provision for loan losses	11,100	2,929
Securities gains	(2,299)	(7)
Loss on other real estate owned	1,643	29
Gain on sale of other loans originated for sale	(133)	(229)
Gain on sale of derivative	-	(1,115)
Stock compensation expense	101	110
Increase in cash surrender value of life insurance	(195)	(222)
Changes in operating assets and liabilities:
Loans originated for sale	(18,168)	(21,712)
Loans sold	17,797	23,003
Decrease in accrued income receivable	788	1,868
(Increase) decrease in other assets	(1,652)	2,241
(Decrease) increase in other liabilities	(2,505)	3,943
Net cash provided by operating activities	3,150	15,597
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(118,487)	(17,012)
Net (increase) decrease in loans and leases	(8,822)	24,468
Proceeds from sales of other real estate owned, net	2,919	1,048
Purchases of premises and equipment	(306)	(1,959)
Proceeds from sales of securities available for sale	56,651	4,758
Proceeds from maturities of securities available for sale	10,888	49,378
Purchases of securities available for sale	(54,858)	(32,278)
Net cash (used in) provided by investing activities	(112,015)	28,403
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	108,456	(60,415)
Net decrease in short-term borrowings	(57)	(3,650)
Proceeds from FHLB advances and long-term debt	-	15,000
Payments of FHLB advances and long-term debt	(149)	(17,398)
Dividends paid	(974)	(2,212)
Net cash provided by (used in) by financing activities	107,276	(68,675)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,589)	(24,675)
Cash and cash equivalents at beginning of period	42,693	117,566
Cash and cash equivalents at end of period	$41,104	$92,891
Supplemental disclosures of cash flow information:
Interest paid	$9,875	$14,885
Income taxes paid, net	2,210	(2,983)
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	82	72
Loans transferred to other real estate owned	3,704	27,624
Adoption of EITF 06-4	-	156

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Note A: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods. Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2008.

Estimates

In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.

A substantial portion of the Company's loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans and leases is adequate. While Management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management engages external valuation specialists to assist in its goodwill assessments. The Company completed its annual test of goodwill for impairment as of September 30, 2008. Management updated it test for impairment of goodwill at December 31, 2008 due to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of these tests indicated that none of the Company's goodwill was impaired. At March 31, 2009, due to the decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The fair value of our enterprise was determined using two methods. The first is a market approach based on the price at which shares of similar companies are exchanged. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods are used to estimate the fair value of the Company. The aforementioned market approach approximated the Company's actual average market capitalization, adjusted by an estimated control premium, for a period of time at or near March 31, 2009. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009, Management determined that the carrying amount of the reporting unit exceeds its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis supported the carrying amount of our goodwill and therefore no impairment loss has been recorded. If the Company's stock price continues to decline or remains significantly below book value, if the Company does not produce anticipated cash flows, if estimated future cash flows are discounted at a higher interest rate based on risk perceptions of the banking industry and/or the Company's common stock specifically, or if similar banking companies begin trading at significantly lower prices than in the past, the Company's goodwill may be impaired in the future.

Reclassifications

Certain reclassifications of 2008 balances have been made to conform to classifications used in 2009. These reclassifications did not change shareholders' equity or net income.

Note B: Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS 141(R) is expected to have an impact on the accounting for any business combination the Company completes after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement is applied prospectively except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company's strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SRAS No. 161 did not have a material impact on the consolidated financial statements of the Company.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It is applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company adopted the provisions of FSP No. SFAS 142-3 in the first quarter of 2009, as required, and the adoption did not have a material impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.

Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and the Company is currently evaluating the impact of adoption on the consolidated financial statements, but the Company does not believe that adoption will have a material impact.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.

The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP. It is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The FSP's requirements would be effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and expect to provide the required disclosures as of June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective for business combinations occurring after January 1, 2009. The impact of adoption of the FSP on the consolidated financial statements will depend on the nature, terms and size of future business combinations.

Note C: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2009	March 31, 2008
Balance at beginning of period	$30,683	$23,775
Provision charged to operating expense	11,100	2,929
Loans charged-off	(4,036)	(3,162)
Recoveries	125	346
Balance at end of period	$37,872	$ 23,888

At March 31, 2009 and December 31, 2008, non-accrual loans totaled $107.766 million and $72.499 million, respectively. The amount of interest income that would have been recorded during the first three months of 2009, if these non-accrual loans had been current in accordance with their original terms, was approximately $1.2 million. The amount of interest income actually recognized on these loans during the first three months of 2009 was $211 thousand.

At March 31, 2009 and December 31, 2008, the recorded investments in loans that were considered to be impaired under SFAS No. 114, all of which were on non-accrual, were $104.104 million and $68.994 million, respectively. Included in this amount is $37.961 million at March 31, 2009 and $19.965 million at December 31, 2008 of impaired loans for which the related allowance for loan losses was $12.183 million at March 31, 2009 and $6.712 million at December 31, 2008. The amount of impaired loans that did not have specific allowances for loan losses was $66.143 million at March 31, 2009 and $49.029 million at December 31, 2008.

The Company continues to see a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company's loans.

As of March 31, 2009, the ratio of non-performing assets to total loans and other real estate owned was 9.99%, which exceeds the 5.00% allowed by the Loan Agreement governing the $20 million loan from Silverton Bank. Also at March 31, 2009, the debt coverage ratio was (0.17), which is lower than the 1.25 allowed by the Loan Agreement, and total classified assets were $187.939 million, which is higher than the $144.134 million allowed by the Loan Agreement. The stock of our subsidiary bank is pledged as collateral for this loan. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank. The Company has been granted a waiver of these breaches of the loan covenants. This waiver only applies to the covenant breaches as of March 31, 2009, and the situation will be reviewed again as of June 30, 2009. If the Company remains in breach of these covenants and is unable to obtain a waiver or amendment of the loan agreement, the holder of the loan would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then the holder of this loan would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to work with the holder of this loan to actively pursue a prompt favorable resolution of this issue.

Note D: Retirement Plans

	Three Months Ended
	March 31, 2009	March 31, 2008
(in thousands)
Service cost	$ 234	$ 334
Interest cost	430	446
Expected return on plan assets	(410)	(491)
Amortization of prior service cost	0	(3)
Amortization of net loss	167	43
Net periodic pension cost	$ 421	$ 329

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2008 that it expected to, and presently anticipates that it will, contribute $1.4 million to its pension plan in 2009, of which $244 thousand was contributed in the first three months of 2009. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2009 was 6.40 percent.

Note E: (Loss) Earnings Per Share

Basic (loss) earnings per share for the three-month periods ended March 31, 2009 and 2008 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted (loss) earnings per share for the three-month periods ended March 31, 2009 and 2008 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the (loss) earnings per share calculations for the three-month periods ended March 31, 2009 and 2008. The Company excluded from the calculations of diluted (loss) earnings per share 122 thousand shares and 130 thousand shares for the quarters ended March 31, 2009 and 2008, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share. The Company also excluded from the calculations of diluted loss per share 731 thousand shares for the quarter ended March 31, 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share.

	Three Months Ended
Basic Earnings Per Common Share	March 31, 2009	March 31, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(6,023)	$2,748
Weighted average common shares outstanding	17,588	17,522
Basic (loss) earnings per common share	$(0.34)	$0.16

	Three Months Ended
Diluted Earnings Per Common Share	March 31, 2009	March 31, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(6,023)	$2,748

Weighted average shares outstanding	17,588	17,522
Add: Dilutive effects of assumed conversion and exercised of common stock options, warrant and restricted stock	-	127
Weighted average common and dilutive potential common shares outstanding	17,588	17,649
Diluted (loss) earnings per common share	$(0.34)	$0.16

Note F: Comprehensive (Loss) Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the three-month period ended March 31, 2009, the net unrealized gain on these securities decreased by $2.8 million. For the three-month period ended March 31, 2008, the net unrealized gain on these securities increased by $1.6 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. Accordingly, for the three-month periods ended March 31, 2009 and 2008, the Company recognized, net of related income taxes, a decrease of $1.7 million and an increase of $1.0 million, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive (loss) income for the three-month periods ended March 31, 2009 and 2008:

(in thousands)	March 31,	March 31,
	2009	2008

Net (loss) income	$(5,278)	$2,748
Recognized pension net periodic benefit cost, net of taxes of ($64) and ($15), respectively	103	25
Less reclassification adjustments for gains included in net income, net of taxes of $862 and $2, respectively	(1,437)	(4)
Net change in fair value of securities available for sale, net of taxes of $193 and ($613), respectively	(321)	1,021
Comprehensive (loss) income	$(6,933)	$3,790

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

Note H: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2009 was $31.3 million, and that sum represents the Company's maximum credit risk. At March 31, 2009, the Company had $313 thousand of liabilities associated with standby letter of credit agreements.

Note I: Fair Value

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$208,655	-	$208,655	-

December 31, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$221,879	-	$221,879	-

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

March 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$25,778	-	-	$25,778
Other Real Estate Owned	$50,044	-	-	$50,044

December 31, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$13,253	-	-	$13,253
Other Real Estate Owned	$50,902	-	-	$50,902

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

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Note J. Subsequent Events

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposed the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC proposes to collect this assessment on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on the Company's average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $3.4 million. This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC's line of credit with the Treasury to $100 billion. Legislation to increase the FDIC's borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

On May 6, 2009, the Senate passed a bill which expand the FDIC's line of credit with the Treasury to $100 billion. This bill is still subject to passage by the House of Representatives and signature by the President.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC. In addition, the bill expanding the FDIC's borrowing authority, also would allow the FDIC to levy bank holding companies for any systemic special assessment if they stand to benefit from government action, such as the debt guarantee program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a one-bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2008 and March 31, 2009 and significant changes in operations for the three-month periods ended March 31, 2009 and 2008.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as "expect," "may," "could," "should," "intend," "plan," "project," "estimate," "anticipate" or words of similar meaning. The Company's ability to accurately project results or predict the future effects of its plans and strategies is inherently limited. Although Management believes that the expectations reflected in the Company's forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from the predictions set forth in the forward-looking statements. The Company's forward-looking statements are based on information presently available to Management and are subject to various risks and uncertainties, in addition to the inherent uncertainty of predictions, that may cause actual results to differ materially from the projections contained in the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-	Interest rate fluctuations;
-	Changes in economic conditions;
-	Effectiveness of the Company's marketing efforts;
-	Acquisitions and the integration of acquired businesses;
-	Competition;
-	Changes in technology;
-	Changes in law and regulation;
-	Changes in the terms of the Company's agreements related to its preferred stock issued to the U.S. Treasury;
-	Cost and availability of capital;
-	Changes in fiscal, monetary, regulatory and tax policy;
-	Customers' financial failures;
-	Fluctuations in stock and bond markets;
-	The discretion of applicable regulatory authorities;
-	Changes in political conditions;
-	War and terrorist acts;
-	Hurricanes and other natural disasters;
-	Fluctuations in real estate markets;
-	Inflation; and
-	Other risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC.

Recent Accounting Pronouncements

See Note B in the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust's determination of its allowance for loan and lease losses is made in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 5. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan and lease losses.

Management has developed and documented a systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management's judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment, including collateral, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the fair value of the collateral. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

In addition to evaluating probable losses on individual loans and leases, Management also determines probable losses for all other loans and leases that are not individually evaluated. The amount of the allowance for loan and lease losses related to all other loans and leases in the portfolio is determined based on historical and current loss experience, portfolio mix by loan and lease type and by collateral type, current economic conditions, the level and trend of loan and lease quality ratios and such other factors that, in Management's judgment, deserve current recognition in estimating inherent loan and lease losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change.

Other Real Estate Owned

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

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

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management engages external valuation specialists to assist in its goodwill assessments. The Company completed its annual test of goodwill for impairment as of September 30, 2008. Management updated it test for impairment of goodwill at December 31, 2008 due to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of these tests indicated that none of the Company's goodwill was impaired. At March 31, 2009, due to the decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The fair value of our enterprise was determined using two methods. The first is a market approach based on the price at which shares of similar companies are exchanged. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods are used to estimate the fair value of the Company. The aforementioned market approach approximated the Company's actual average market capitalization, adjusted by an estimated control premium, for a period of time at or near March 31, 2009. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009, Management determined that the carrying amount of the reporting unit exceeds its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis supported the carrying amount of our goodwill and therefore no impairment loss has been recorded. If the Company's stock price continues to decline or remains significantly below book value, if the Company does not produce anticipated cash flows, if estimated future cash flows are discounted at a higher interest rate based on risk perceptions of the banking industry and/or the Company's common stock specifically, or if similar banking companies begin trading at significantly lower prices than in the past, the Company's goodwill may be impaired in the future.

Financial Condition at March 31, 2009 and December 31, 2008

Overview

Total assets at March 31, 2009 were $2.186 billion, an increase of $97.5 million, or 4.7 percent, from $2.088 billion at December 31, 2008. Interest bearing deposits increased by $118.5 million, primarily due to the increase in deposits of $108.5 million or 6.5 percent.

From December 31, 2008 to March 31, 2009, deposits increased by $108.5 million. We attribute this increase, at least in part, to our offering higher rates on some deposits to increase our liquidity. Brokered deposits increased by $11.7 million. We have brokered deposits maturing in the second quarter of 2009 that will bring our brokered deposits back down to the December 31, 2008 level. We used the proceeds from the increase in customer deposits to increase our interest-bearing deposits in other banks, which represent our overnight investments. Interest-bearing deposits in other banks increased by $118.5 million from $42.4 million at December 31, 2008 to $160.9 million at March 31, 2009.

Our net interest margin for the first three months of 2009 was 2.83 percent compared to 3.62 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing assets and rate competition for deposits all contributed to this decrease in our net interest margin.

We continue to experience the adverse effects of a severe downturn in the real estate market, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers, a significant increase in loans charged-off and a reduction in the value of real estate serving as collateral for some of our loans.  Loan demand in our Florida markets has remained weak. Our loans in central Alabama have decreased slightly due to lower demand.  Management is committed to minimizing further losses in the loan portfolio.  We have established a special assets committee to focus on credit quality in the Company's Florida markets and have assembled a team of senior credit officers charged with focussing on loan quality throughout the Company.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.534 billion at December 31, 2008 to $1.532 billion at March 31, 2009, a decrease of $1.8 million, or 0.1 percent. The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets. We expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in Florida and our Gulf Coast markets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the coast. In addition, we remain aggressive in moving non-performing loans through the workout process in order to minimize potential losses.

The following table shows the breakdown of loans and leases at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
(In thousands)
Commercial, Financial and Agricultural	$340,221	$349,897
Real Estate - Construction	420,164	439,425
Real Estate - Mortgage	694,570	663,423
Installment	79,822	84,787
Total Loans, Loans Held for Sale, and Leases	1,534,777	1,537,532
Unearned Discount on Leases	(4,751)	(5,204)
Unearned Loan Income and Deferred Loan Cost, Net	1,977	1,478
Total Loans, Loans Held for Sale, and Leases Net of Unearned Income and Deferred Loan Costs	$1,532,003	$1,533,806

Investment Securities

The composition of the investment portfolio by carrying amount is 0.21 percent U.S. Treasuries, 26.17 percent U.S. securities of government sponsored enterprises, 13.62 percent securities of state and political subdivisions, and 60.00 percent mortgage-backed securities at March 31, 2009. The tax-equivalent yield of the portfolio at March 31, 2009 and December 31, 2008, was 4.60 percent and 5.26 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at March 31, 2009 and December 31, 2008, was 4.94 years and 5.46 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale decreased by $2.8 million from December 31, 2008 to March 31, 2009, primarily due to our sale of investment securities which resulted in a realized gain of $2.3 million. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and positive intent to hold the securities until maturity. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac).

Deposits

Total deposits increased from $1.662 billion at December 31, 2008 to $1.771 billion at March 31, 2009, an increase of $108.5 million, or 6.5 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $41.6 million, or 3.4 percent. We have had customers withdraw funds due to concerns about balances above FDIC insurance limits. To retain deposits, we have expanded our use of the CDARS program, which allows us to offer to our customers fully insured time deposits. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, will help stabilize our deposit base. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During 2009, due to liquidity considerations, we plan to replace non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances as they mature, but we do not plan to increase the amount of funding from these sources. At March 31, 2009, we had $59.9 million in brokered time deposits and $48.8 million of CDARS brokered time deposits compared to $48.2 million and $58.9 million, respectively, at December 31, 2008. The increase in brokered time deposits is due to our replacing, prior to maturity, some brokered deposits that will mature in the second quarter of 2009. The decrease in CDARS brokered time deposits is due in part to some customers transferring out of the CDARS program and back into bank time deposits due to higher rates offered on bank time deposits and the increased amount of FDIC deposit insurance. We expect our brokered deposits at the end of the second quarter to be back down to December 31, 2008 amounts. We also had FHLB advances of $58.3 million at March 31, 2009 compared to $58.5 million at December 31, 2008.

The following table shows the breakdown of deposits at March 31, 2009 and December 31, 2008.

(In thousands)	March 31, 2009	December 31, 2008
Non-Interest-Bearing Demand Deposits	$218,234	$212,260
Interest-Bearing Demand Deposits	507,033	479,634
Savings Deposits	115,168	105,631
Large Denomination Time Deposits (of $100 or more)	495,169	428,291
Other Time Deposits	435,329	436,661
Total Deposits	$1,770,933	$1,662,477

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of March 31, 2009, our debt consisted of advances from the FHLB of $58.3 million, a loan from an unaffiliated bank of $20.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of $34.0 million of trust preferred securities and $858 thousand of other long term debt. These amounts are relatively unchanged from December 31, 2008.

As of March 31, 2009, the ratio of non-performing assets to total loans and other real estate owned was 9.99%, which exceeds the 5.00% allowed by the Loan Agreement governing the $20 million loan from Silverton Bank. Also at March 31, 2009, the debt coverage ratio was (0.17), which is lower than the 1.25 allowed by the Loan Agreement, and total classified assets were $187.939 million, which is higher than the $144.134 million allowed by the Loan Agreement. The stock of our subsidiary bank is pledged as collateral for this loan. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank. The Company has been granted a waiver of these breaches of the loan covenants. This waiver only applies to the covenant breaches as of March 31, 2009, and the situation will be reviewed again as of June 30, 2009. If the Company remains in breach of these covenants and is unable to obtain a waiver or amendment of the loan agreement, the holder of the loan would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then the holder of this loan would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to work with the holder of this loan to actively pursue a prompt favorable resolution of this issue.

Asset Quality and Allowance for Loan and Lease Losses

Non-performing assets include accruing loans and lease 90 days or more past due, loans and leases on non-accrual, and other real estate owned. Commercial, business and installment loans and leases are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	March 31, 2009	December 31, 2008
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$ 232	$ -
Commercial and industrial loans	-	-
Consumer loans	9	1
Total accruing loans 90 days or more past due	241	1
Loans on non-accrual
Construction, land development and other land loans	77,435	56,884
1-4 family residential loans	8,576	8,229
Multifamily residential loans	339	-
Non-farm non-residential property loans	13,159	4,298
Commercial and industrial loans and leases	7,567	2,316
Consumer loans	670	750
Other loans	20	21
Total loans and leases on non-accrual	107,766	72,498
Total non-performing loans and leases	108,007	72,499
Other real estate owned
Construction, land development and other land	45,925	46,252
1-4 family residential properties	3,493	1,638
Non-farm non-residential properties	626	3,012
Total other real estate owned	50,044	50,902
Total non-performing assets	$158,051	$123,401

Accruing loans 90 days or more past due as a percentage of loans and leases	0.02%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	7.05%	4.73%
Total non-performing assets as a percentage of loans, leases and other real estate owned	9.99%	7.79%

The following table contains a break out by location of non-performing assets at March 31, 2009.

(Dollars in Thousands)	Non-performing Loans and Leases	Other Real Estate Owned	Total

Central Alabama	$ 15,024	$ 5,891	$ 20,915
Southern Alabama	3,282	13,747	17,029
Northwest Florida	76,301	29,344	105,645
Other	13,400	1,062	14,462
Total	$108,007	$50,044	$158,051

Loans on non-accrual at March 31, 2009 increased by $35.3 million from December 31, 2008 due to primarily to our very challenging market conditions. Most of this increase occurred in our Florida market. Other real estate owned decreased by $858 thousand from year-end 2008 to March 31, 2009. We are continuing to work through very difficult real estate markets, especially in Florida and along the Alabama coast. Most of our non-performing assets are located in the northwest Florida coastal markets and consist primarily of loans for land acquisition, construction and land development.

Not included in the non-performing assets table are potential problem loans totaling $90.5 million at March 31, 2009, which compares to $43.0 million at December 31, 2008. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest. Most of these loans are residential and commercial real estate development loans in our primary markets.

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

The allowance for loan losses represented 35.1 percent of non-performing loans at March 31, 2009 and 42.3 percent of non-performing loans at December 31, 2008. The allowance for loan losses as a percentage of loans, net of unearned income, was 2.47 percent at March 31, 2009 and 2.00 percent at December 31, 2008. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at March 31, 2009 to absorb probable losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at March 31, 2009 was 12.88 percent, compared to 13.86 percent at December 31, 2008. This decrease resulted primarily from the net loss reported in the first quarter of 2009.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $212.7 million at March 31, 2009 and $218.0 million at December 31, 2008. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $21.3 million at March 31, 2009 and $21.4 million at December 31, 2008. Total capital, which is Tier 1 capital plus Tier 2 capital, was $234.0 million at March 31, 2009, and $239.4 million at December 31, 2008. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 12.61 percent and 13.87 percent, respectively, at March 31, 2009, and 12.80 percent and 14.05 percent, respectively, at December 31, 2008. Both the March 31, 2009 and December 31, 2008 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At March 31, 2009 the Bank was considered "well capitalized" by regulatory definitions.

The components of our risk-based capital calculations for March 31, 2009 are shown below:

March 31, 2009
(dollars in thousands)
Tier 1 capital-
Preferred stock	$47,194
Tangible common shareholders' equity	132,531
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	212,725

Tier 2 capital-Allowable portion of the allowance for loan losses	21,271
Total capital (Tiers 1 and 2)	$233,996

Risk-weighted assets	$1,687,075
Quarterly average assets	2,032,864
Risk-based capital ratios:
Tier 1 capital ratio	12.61%
Total capital ratio (Tiers 1 and 2)	13.87%

During the first quarter of 2009, BancTrust declared a regular quarterly dividend of $0.025 per share, payable April 1, 2009 to shareholders of record as of March 16, 2009.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $230.8 million at March 31, 2009 and $144.2 million at December 31, 2008. Total deposits at March 31, 2009 were $108.5 million higher than at December 31, 2008. Management believes that, in the current economic environment, it is very important to maintain a high level of liquidity. As a result, liquid assets represented 10.56 percent of total assets at March 31, 2009 compared to 6.90 percent at December 31, 2008. The net change in cash and cash equivalents for the three-month period ended March 31, 2009 was a decrease of $1.6 million or 3.7 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $115.2 million at March 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net Income

The Company recorded a net loss to common shareholders of $6.0 million, or $0.34 per basic and diluted common share, during the first quarter of 2009, compared to net income in the first quarter of 2008 of $2.7 million, or $0.16 per basic and diluted common share. The increase in the provision for loan losses, the losses on both the sale and further impairment write-downs of other real estate owned and the increase in non-performing assets are primarily responsible for the decrease in net income. Quarterly average interest-earning assets decreased to $1.848 billion for the first quarter of 2009 from $1.890 billion in the first quarter of 2008, a decrease of $41.4 million or 2.2 percent. Net interest revenue decreased by $4.1 million, or 24.3 percent, from the three months ended March 31, 2008 to the three months ended March 31, 2009, due to the rapid decrease in interest rates which began in the third quarter of 2008 and to our increase in non-performing assets. Our quarterly net interest margin decreased to 2.83 percent for the first quarter of 2009 from 3.62 percent for the first quarter of 2008. The recent decreases in interest rates and our high level of non-performing assets have contributed to the decrease in our net interest margin. Further interest rate cuts or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality and Allowance for Loan and Lease Losses," above. Net charge-offs in the first quarter of 2009 were $3.9 million compared to $2.8 million in the same period for 2008. The provision for loan and lease losses was $11.1 million in the first quarter of 2009, compared to $2.9 million for the comparable period in 2008. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 2.47 percent at March 31, 2009 and 2.00 percent at December 31, 2008. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $7.0 million for the first quarter of 2009, an increase of $268 thousand from the first quarter of 2008. During the first quarter of 2009, we recorded gains from the sales of investment securities of $2.3 million as Management decided to lock in the gains on certain bonds in its investment portfolio. Excluding securities gains and the gain on the sale of a derivative in 2008, non-interest revenue decreased by $909 thousand, or 16.3 percent. Service charges on deposit accounts decreased $546 thousand, or 19.4 percent from $2.8 million for the first quarter of 2008 to $2.3 million for the same period in 2009. This decrease in service charge income, which includes income from overdrawn accounts, was offset in part by a decrease in checking account charge-offs. Trust revenue in the first quarter of 2009 was relatively unchanged. Trust assets decreased from $827 million at March 31, 2008 to $716 million at March 31, 2009. The decrease in trust assets is primarily a result of the decline in the stock market and to the 2008 sale of our corporate trust accounts.

Salary and employee benefit expense decreased $1.1 million, or 12.9 percent, from the first quarter of 2008 to the first quarter of 2009. Full time equivalent employees decreased from 656 at March 31, 2008 to 606 at March 31, 2009. The decrease in salary and employee benefits and the decrease in full time equivalent employees is a result of our sale of three branches, efficiencies created by the Peoples merger and the consolidation of our banks.

Net occupancy expense was $1.7 million in the first quarter of 2009, a decrease of $98 thousand, or 5.5 percent, from the same period of 2008. Furniture and equipment expense decreased by $217 thousand, or 17.9 percent. The sale of three branches in the third quarter of 2008, efficiencies created by the Peoples merger and the consolidation of our subsidiary banks into one bank are primarily responsible for these decreases. The Company operates in 51 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflects both net losses on the sale of other real estate and the write-down of other real estate to its estimated fair value. Losses on other real estate owned increased to $1.6 million in the first quarter of 2009, compared to $29 thousand in the first quarter of 2008.

Other expense was $4.8 million for the quarter ended March 31, 2009, an increase of $370 thousand from the first quarter of 2008, primarily due to increased expense related to other real estate owned property taxes, insurance and maintenance cost and loan collection. Other expense includes items such as advertising, legal and audit fees, director fees, FDIC insurance, insurance costs, stationery and supplies and loan collection fees. The FDIC has proposed a special assessment of 10 basis points on all assessable deposits as of June 30, 2009. If this special assessment is imposed, we expect approximately $1.7 million of additional expense in the second quarter of 2009.

Income tax benefit was $3.3 million for the first quarter of 2009, compared to income tax expense of $1.2 million for the same period in 2008, reflecting the loss in the first quarter of 2009.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2008 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2009 was $31.3 million, and that sum represents the Company's maximum credit risk. At March 31, 2009, the Company had $313 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2008 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2009. Through March 31, 2009, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended March 31, 2009 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/09-01/31/09	2,525	$10.24	0	229,951
02/01/09-02/28/09	0	$ 0.00	0	229,951
03/01/09-03/31/09	5,179	$ 7.10	0	229,951
Total	7,704	$ 8.13	0	229,951

__________________

  7,704 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
  Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date. Shares of common stock purchased in BancTrust's grantor trust do not decrease the number of shares of common stock that may be purchased under the share repurchase program.

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

BancTrust Financial Group, Inc.

May 8, 2009	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 8, 2009	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002