Form 10-Q
period 2009-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2009-08-10
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

Shares of common stock ($0.01 par) outstanding at August 7, 2009: 17,686,742

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	June 30, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$37,378	$42,693
Federal Funds Sold	0	0
Total Cash and Cash Equivalents	37,378	42,693
Interest-Bearing Deposits in Other Financial Institutions	122,241	42,376
Securities Available for Sale, at Fair Value	270,771	221,879
Loans Held for Sale	3,086	2,927

Loans and Leases	1,495,250	1,530,879
Allowance for Loan and Lease Losses	(49,008)	(30,683)
Loans and Leases, Net	1,446,242	1,500,196

Premises and Equipment, Net	81,341	83,588
Accrued Income Receivable	6,629	7,928
Goodwill	0	97,367
Other Intangible Assets	8,102	9,477
Cash Surrender Value of Life Insurance	16,108	15,765
Other Real Estate Owned	51,825	50,902
Other Assets	30,931	13,079
Total Assets	$2,074,654	$2,088,177

LIABILITIES
Non-Interest-Bearing Demand Deposits	$218,048	$212,260
Interest-Bearing Demand Deposits	521,325	479,634
Savings Deposits	121,533	105,631
Large Denomination Time Deposits (of $100 or more)	476,193	428,291
Other Time Deposits	440,372	436,661
Total Deposits	1,777,471	1,662,477
Short-Term Borrowings	20,000	20,057
Federal Home Loan Bank Advances and Long-Term Debt	93,125	93,341
Other Liabilities	21,264	22,914
Total Liabilities	1,911,860	1,798,789

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2009 and 2008	47,323	47,085
Common Stock - Par Value $0.01 Per Share, 50,000 Shares Authorized, Shares Issued: 2009-17,885; 2008-17,811	179	178
Additional Paid in Capital	193,719	193,458
Accumulated Other Comprehensive Loss, Net	(4,047)	(2,271)
Deferred Compensation Payable in Common Stock	702	1,674
Retained Earnings (Deficit)	(71,972)	53,346
Treasury Stock of 256 Shares in 2009 and 2008, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 56 Shares in 2009 and 100 Shares in 2008	(702)	(1,674)
Total Shareholders' Equity	162,794	289,388
Total Liabilities and Shareholders' Equity	$2,074,654	$2,088,177

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2009	2008
	Interest Revenue:
	Loans and Leases	$18,779	$24,685
Securities Available for Sale:	Taxable	1,919	2,432
	Non-Taxable	288	374
	Other	80	131
	Total Interest Revenue	21,066	27,622

	Interest Expense:
	Deposits	7,572	9,765
	Short-Term Borrowings	276	28
	FHLB Advances and Long-Term Debt	821	1,665
	Total Interest Expense	8,669	11,458

	Net Interest Revenue	12,397	16,164
	Provision for Loan Losses	22,050	2,382
	Net Interest (Expense) Revenue after Provision for Loan Losses	(9,653)	13,782

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,312	2,753
	Trust Income	926	1,000
	Securities Gains	4	41
	Other Income	1,716	1,607
	Total Non-Interest Revenue	4,958	5,401

	Non-Interest Expense:
	Salaries	5,863	5,777
	Pensions and Employee Benefits	1,586	1,826
	Net Occupancy Expense	1,639	1,862
	Furniture and Equipment Expense	960	1,286
	Intangible Amortization	688	948
	Goodwill Impairment	97,367	0
	Losses on Other Real Estate Owned	9,340	159
	ATM Processing Expense	319	275
	FDIC Assessments	2,290	118
	Legal Expense	376	183
	Other Real Estate Carrying Cost Expense	1,505	437
	Other Expense	3,505	3,699
	Total Non-Interest Expense	125,438	16,570

	(Loss) Income Before Income Taxes	(130,133)	2,613
	Income Tax (Benefit) Expense	(12,217)	836
	Net (Loss) Income	(117,916)	1,777
	Effective Preferred Stock Dividend	761	0
	Net (Loss) Income to Common Shareholders	$(118,677)	$ 1,777
	Basic (Loss) Earnings Per Share	$ (6.74)	$ 0.10
	Diluted (Loss) Earnings Per Share	$ (6.74)	$ 0.10
	Weighted-Average Shares Outstanding - Basic	17,613	17,535
	Weighted-Average Shares Outstanding - Diluted	17,613	17,697

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2009	2008
	Interest Revenue:
	Loans and Leases	$37,906	$52,125
Securities Available for Sale:	Taxable	4,342	5,147
	Non-Taxable	611	782
	Other	118	562
	Total Interest Revenue	42,977	58,616

	Interest Expense:
	Deposits	15,619	21,990
	Short-Term Borrowings	504	40
	FHLB Advances and Long-Term Debt	1,695	3,563
	Total Interest Expense	17,818	25,593

	Net Interest Revenue	25,159	33,023
	Provision for Loan Losses	33,150	5,311
	Net Interest (Expense) Revenue after Provision for Loan Losses	(7,991)	27,712

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	4,583	5,570
	Trust Income	1,852	2,000
	Securities Gains	2,303	48
	Gain on Sale of Derivative	0	1,115
	Other Income	3,172	3,381
	Total Non-Interest Revenue	11,910	12,114

	Non-Interest Expense:
	Salaries	11,594	11,825
	Pensions and Employee Benefits	3,211	4,224
	Net Occupancy Expense	3,323	3,644
	Furniture and Equipment Expense	1,952	2,495
	Intangible Amortization	1,375	1,772
	Goodwill Impairment	97,367	0
	Losses on Other Real Estate Owned	10,983	188
	ATM Processing Expense	587	602
	FDIC Assessments	2,679	279
	Legal Expense	748	365
	Other Real Estate Carrying Cost Expense	2,033	642
	Other Expense	6,739	7,274
	Total Non-Interest Expense	142,591	33,310

	(Loss) Income Before Income Taxes	(138,672)	6,516
	Income Tax (Benefit) Expense	(15,478)	1,991
	Net (Loss) Income	(123,194)	4,525
	Effective Preferred Stock Dividend	1,506	0
	Net (Loss) Income to Common Shareholders	$(124,700)	$ 4,525
	Basic (Loss) Earnings Per Share	$ (7.08)	$ 0.26
	Diluted (Loss) Earnings Per Share	$ (7.08)	$ 0.26
	Weighted-Average Shares Outstanding - Basic	17,601	17,529
	Weighted-Average Shares Outstanding - Diluted	17,601	17,673

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2009 and 2008

(Dollars and shares in thousands, except per share amounts)
	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings (Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(123,194)			(123,194)
Recognized net periodic pension benefit cost					206					206
Change in fair value of securities available for sale, net of taxes					(1,982)					(1,982)
Total comprehensive loss										(124,970)
Cost of preferred stock issuance	(18)									(18)
Amortization of preferred stock discount	256						(256)			-
Dividends common ($0.035 per share)							(618)			(618)
Dividends preferred							(1,250)			(1,250)
Purchase of deferred compensation shares						77			(77)	-
Deferred compensation paid in common stock held in grantor trust						(1,049)			1,049	-
Shares issued under dividend reinvestment plan		9		103						103
Stock compensation expense				158						158
Restricted stock fully vested	____	65	1	_______	______	_____	_______	________	_______	1
Balance, June 30, 2009	$47,323	17,885	$179	$193,719	$(4,047)	$702	$(71,972)	$(2,408)	$(702)	$162,794

Balance, January 1, 2008	$0	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Cumulative effect of change in accounting principle relating to supplemental retirement plan							(829)			(829)
Comprehensive income:
Net income							4,525			4,525
Recognized net periodic pension benefit cost					50					50
Change in fair value of securities available for sale, net of taxes					(2,125)					(2,125)
Total comprehensive income										2,450
Adjustment to reflect adoption of EITF 06-4							(156)			(156)
Dividends ($0.26 per share)							(4,581)			(4,581)
Purchase of deferred compensation shares						222			(222)	-
Restricted stock fully vested		23
Shares issued under dividend reinvestment plan		15		169						169
Stock compensation expense	_______	______	______	252	_______	____	_______	________	_______	252
Balance, June 30, 2008	$0	17,791	$178	$190,104	$(2,366)	$1,654	$61,317	$(2,408)	$(1,654)	$246,825

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(123,194)	$4,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	2,767	3,523
Amortization and accretion of premiums and discounts, net	(140)	(546)
Amortization of intangible assets	1,375	1,772
Provision for loan losses	33,150	5,311
Securities gains	(2,303)	(48)
Goodwill impairment	97,367	-
Loss on other real estate owned	10,983	188
Gain on sale of other loans originated for sale	(300)	(429)
Gain on sale of derivative	-	(1,115)
Stock compensation expense	158	252
Increase in cash surrender value of life insurance	(343)	(359)
Changes in operating assets and liabilities:
Loans originated for sale	(40,323)	(41,416)
Loans sold	40,464	42,798
Decrease in accrued income receivable	1,299	3,164
Increase in other assets	(17,096)	(211)
(Decrease) increase in other liabilities	(1,030)	1,033
Net cash provided by operating activities	2,834	18,442
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(79,865)	2,967
Net decrease in loans and leases	4,133	31,194
Proceeds from sales of other real estate owned, net	5,143	2,479
Purchases of premises and equipment	(520)	(4,710)
Proceeds from sales of securities available for sale	56,655	15,427
Proceeds from maturities of securities available for sale	29,603	73,262
Purchases of securities available for sale	(136,220)	(68,066)
Net cash (used in) provided by investing activities	(121,071)	52,553
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	114,994	(124,548)
Net (decrease) increase in short-term borrowings	(57)	3,844
Proceeds from FHLB advances and long-term debt	22,000	75,300
Payments of FHLB advances and long-term debt	(22,251)	(69,868)
Dividends paid	(1,764)	(4,413)
Net cash provided by (used in) by financing activities	112,922	(119,685)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,315)	(48,690)
Cash and cash equivalents at beginning of period	42,693	117,566
Cash and cash equivalents at end of period	$37,378	$68,876
Supplemental disclosures of cash flow information:
Interest paid	$18,880	$27,415
Income taxes paid, net	2,140	(410)
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	98	169
Loans transferred to other real estate owned	17,050	38,551
Other real estate owned transferred to assets available for sale	-	326
Adoption of EITF 06-4	-	156

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

A substantial portion of the Company's loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans and leases is adequate. Management uses available information to recognize losses on loans and leases, and future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management engages external valuation specialists to assist in its goodwill assessments. The Company completed its annual test of goodwill for impairment as of September 30, 2008 which test indicated that none of the Company's goodwill was impaired. Management updated its test for impairment of goodwill at December 31, 2008 due to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of this test indicated that none of the Company's goodwill was impaired. At March 31, 2009, due to the decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The results of this test indicated that none of the Company's goodwill was impaired.

At June 30, 2009 the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009. The fair value of our enterprise at June 30, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009 supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.4 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009 was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009. The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily due to the increase in the projected loss for the year 2009 and the use of a higher discount rate. We used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 for the June 30, 2009 testing to compensate for increased risk due to the higher levels on non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009. The decrease in the fair value of equity led to a decrease in the fair value of our assets.

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject only to minor refinements each quarter. These refinements had no material impact on the analysis. The Company has performed two step 2 tests in 2009, once at the end of the first quarter and again at the end of the second quarter. The Company used similar assumptions and methodologies in each of these tests.

Reclassifications

Certain reclassifications of 2008 balances have been made to conform to classifications used in 2009. These reclassifications did not change shareholders' equity or net income.

Subsequent Events

Subsequent events have been evaluated through August 10, 2009, which is the date of financial statement issuance.

Note B: Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS 141(R) is expected to have an impact on the accounting for any business combination the Company completes after January 1, 2009.

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

Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP. The adoption of the FSP did not have a material impact on the consolidated financial statements of the Company.

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

The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP. The adoption of the FSP did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The FSP's requirements would be effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP and has provided the required disclosures as of June 30, 2009.

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

The Company adopted SFAS No. 165, Subsequent Events during the quarter ended June 30, 2009.  This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  This statement, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements for periods ending after September 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

Note C: Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at June 30, 2009 and December 31, 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2009
U.S. Treasury securities	$1,398	$23	$0	$1,421
Obligations of U.S. Government sponsored enterprises	78,009	590	450	78,149
Obligations of states and political subdivisions	24,998	414	85	25,327
Mortgage-backed securities	166,140	2,072	2,338	165,874
Total	$270,545	$3,099	$2,873	$270,771

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
U.S. Treasury securities	$798	$32	$0	$830
Obligations of U.S. Government sponsored enterprises	28,660	1,094	0	29,754
Obligations of states and political subdivisions	30,613	469	142	30,940
Other investments	2,909	0	0	2,909
Mortgage-backed securities	155,502	3,037	1,093	157,446
Total	$218,482	$4,632	$1,235	$221,879

Securities available for sale with a carrying value of approximately $186.666 million at June 30, 2009 and $162.563 million at December 31, 2008 were pledged to secure deposits of public funds and trust deposits.

For the six months ended June 30, 2009, proceeds from the sales of securities available for sale were $56.655 million. Gross realized gains on the sale of these securities were $2.303 million and gross realized losses were $0.

Maturities of securities available for sale as of June 30, 2009, are as follows:

(in thousands)	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in 1 year or less	$63,114	$63,397
Due in 1 to 5 years	23,295	23,655
Due in 5 to 10 years	7,702	7,568
Due in over 10 years	10,294	10,277
Mortgage-backed securities	166,140	165,874
Total	$270,545	$270,771

The following table shows the Company's combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

(in thousands)	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Obligations of U.S. Government sponsored enterprises	$26,291	$450	$0	$0	$26,291	$450
Obligations of states and political subdivisions	2,720	85	0	0	2,720	85
Mortgage-backed securities	49,562	721	5,291	1,617	54,853	2,338
Total	$78,573	$1,256	$5,291	$1,617	$83,864	$2,873

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of states and political subdivisions	$2,587	$98	$2,122	$44	$4,709	$142
Mortgage-backed securities	19,887	1,092	421	1	20,308	1,093
Total	$22,474	$1,190	$2,543	$45	$25,017	$1,235

At June 30, 2009, the Company had 32 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 3 investment securities in an unrealized loss position or impaired for the more than 12 months' time frame. All of these investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages and approximately 97.9 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security sufficient to support the conclusion that the unrealized loss position in not other than temporary. The security has an estimated fair value of $3.4 million and represents $1.5 million of the unrealized losses at June 30, 2009 in the greater than 12 months category. Obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions have changed due to current market conditions, and not due to credit concerns related to the issuers of the securities. The Company does not believe any other-than-temporary impairments exist related to these investment securities because the Company has the ability and intent to hold the securities until recovery.

Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2009	June 30, 2008
Balance at beginning of period	$37,872	$23,888
Provision charged to operating expense	22,050	2,382
Loans charged-off	(11,100)	(1,952)
Recoveries	186	324
Balance at end of period	$49,008	$ 24,642

The changes in the allowance for losses on loans and leases for the six-month periods ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008
Balance at beginning of period	$30,683	$23,775
Provision charged to operating expense	33,150	5,311
Loans charged-off	(15,136)	(5,114)
Recoveries	311	670
Balance at end of period	$49,008	$ 24,642

At June 30, 2009 and December 31, 2008, non-accrual loans totaled $113.487 million and $72.499 million, respectively. The amount of interest income that would have been recorded during the first six months of 2009, if these non-accrual loans had been current in accordance with their original terms, was approximately $2.9 million. The amount of interest income actually recognized on these loans during the first six months of 2009 was $470 thousand. At June 30, 2009, restructured loans totaled $12.183 million. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At June 30, 2009 and December 31, 2008, the recorded investments in loans that were considered to be impaired under SFAS No. 114, all of which were on non-accrual or were restructured loans, were $121.909 million and $68.994 million, respectively. Included in this amount is $66.976 million at June 30, 2009 and $19.965 million at December 31, 2008 of impaired loans for which the related allowance for loan losses was $20.632 million at June 30, 2009 and $6.712 million at December 31, 2008. The amount of impaired loans that did not have specific allowances for loan losses was $54.933 million at June 30, 2009 and $49.029 million at December 31, 2008.

The Company continues to see a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company's loans.

As of June 30, 2009, the ratio of non-performing assets to total loans and other real estate owned was 11.45%, which exceeds the 5.00% allowed by the loan agreement governing the $20 million loan from Silverton Bank. Also at June 30, 2009, the debt service coverage ratio was (5.29), which is lower than the 1.25 allowed by the loan agreement, and total classified assets were $180.921 million, which is higher than the $145.136 million allowed by the loan agreement. The stock of our subsidiary bank is pledged as collateral for this loan. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. was formed to take over the operations of Silverton Bank. The holder of this loan has notified the Company orally that it waives these breaches of the loan covenants, and the Company expects to receive written confirmation of the waiver shortly. This waiver only applies to the covenant breaches as of June 30, 2009, and the situation will be reviewed again as of September 30, 2009. If the Company remains in breach of these covenants and is unable to obtain a waiver or amendment of the loan agreement, the holder of the loan would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then the holder of this loan would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management is working, and intends to continue to work, with the holder of this loan to actively pursue a prompt favorable resolution of this issue.

Note E: Retirement Plans

	Three Months Ended
	June 30, 2009	June 30, 2008
(in thousands)
Service cost	$ 234	$ 334
Interest cost	430	427
Expected return on plan assets	(410)	(491)
Amortization of prior service cost	0	(3)
Amortization of net loss	167	62
Net periodic pension cost	$ 421	$ 329

	Six Months Ended
	June 30, 2009	June 30, 2008
(in thousands)
Service cost	$ 468	$ 669
Interest cost	860	854
Expected return on plan assets	(820)	(982)
Amortization of prior service cost	0	(7)
Amortization of net loss	334	124
Net periodic pension cost	$ 842	$ 658

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2008, that it expected to, and presently anticipates that it will, contribute $1.4 million to its pension plan in 2009, of which $515 thousand was contributed in the first six months of 2009. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2009 was 6.40 percent.

Note F: (Loss) Earnings Per Share

Basic (loss) earnings per share for the three- and six-month periods ended June 30, 2009 and 2008 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted (loss) earnings per share for the three- and six-month periods ended June 30, 2009 and 2008 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the (loss) earnings per share calculations for the three-month periods ended June 30, 2009 and 2008. The Company excluded from the calculations of diluted (loss) earnings per share 117 thousand shares and 157 thousand shares for the quarters ended June 30, 2009 and 2008, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share. The Company also excluded from the calculations of diluted loss per share 731 thousand shares for the quarter ended June 30, 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share. These warrants were issued in December 2008. Because of the operating loss for the three-month period ended June 30, 2009, all common stock equivalents were excluded from the diluted earnings per share calculation for that period.

	Three Months Ended
Basic Earnings Per Common Share	June 30, 2009	June 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(118,677)	$1,777
Weighted average common shares outstanding	17,613	17,535
Basic (loss) earnings per common share	$(6.74)	$0.10

	Three Months Ended
Diluted Earnings Per Common Share	June 30, 2009	June 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(118,677)	$1,777

Weighted average shares outstanding	17,613	17,535
Add: Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	-	162
Weighted average common and dilutive potential common shares outstanding	17,613	17,697
Diluted (loss) earnings per common share	$(6.74)	$0.10

The following tables present the (loss) earnings per share calculations for the six-month periods ended June 30, 2009 and 2008. The Company excluded from the calculations of diluted (loss) earnings per share 120 thousand shares and 144 thousand shares for the six-month periods ended June 30, 2009 and 2008, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share. The Company also excluded from the calculations of diluted loss per share 731 thousand shares for the six-months ended June 30, 2009, which shares were subject to warrants with exercise prices in excess of the average market value per share. These warrants were issued in December 2008. Because of the operating loss for the six-month period ended June 30, 2009, all common stock equivalents were excluded from the diluted earnings per share calculation for that period.

	Six Months Ended
Basic Earnings Per Common Share	June 30, 2009	June 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(124,700)	$4,525
Weighted average common shares outstanding	17,601	17,529
Basic (loss) earnings per common share	$(7.08)	$0.26

	Six Months Ended
Diluted Earnings Per Common Share	June 30, 2009	June 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(124,700)	$4,525

Weighted average shares outstanding	17,601	17,529
Add: Dilutive effects of assumed conversion and exercise of common stock options, warrant and restricted stock	-	144
Weighted average common and dilutive potential common shares outstanding	17,601	17,673
Diluted (loss) earnings per common share	$(7.08)	$0.26

Note G: Comprehensive (Loss) Income

The Company has classified all of its securities as available for sale in accordance with SFAS No. 115. Pursuant to SFAS No. 115, any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the six-month period ended June 30, 2009, the net unrealized gain on these securities decreased by $3.2 million. For the six-month period ended June 30, 2008, the net unrealized loss on these securities increased by $3.4 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized pension net periodic benefit cost of $335 thousand and $81 thousand for the six months ended June 30, 2009 and 2008, respectively. Accordingly, for the six-month periods ended June 30, 2009 and 2008, the Company recognized, net of related income taxes, a decrease of $1.8 million and a decrease of $2.1 million, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive (loss) income for the three-month periods ended June 30, 2009 and 2008:

(in thousands)	June 30,	June 30,
	2009	2008

Net (loss) income	$(117,916)	$1,777
Recognized pension net periodic benefit cost, net of taxes of ($65) and ($15), respectively	103	25
Less reclassification adjustments for gains included in net income, net of taxes of $2 and $15, respectively	(2)	(26)
Net change in fair value of securities available for sale, net of taxes of $133 and $1,870, respectively	(222)	(3,116)
Comprehensive (loss) income	$(118,037)	$(1,340)

The following table shows comprehensive (loss) income for the six-month periods ended June 30, 2009 and 2008:

(in thousands)	June 30,	June 30,
	2009	2008

Net (loss) income	$(123,194)	$4,525
Recognized pension net periodic benefit cost, net of taxes of ($129) and ($31), respectively	206	50
Less reclassification adjustments for gains included in net income, net of taxes of $864 and $18, respectively	(1,439)	(30)
Net change in fair value of securities available for sale, net of taxes of $326 and $1,257, respectively	(543)	(2,095)
Comprehensive (loss) income	$(124,970)	$2,450

Note H: Segment Reporting

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

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2009 was $30.7 million, and that sum represents the Company's maximum credit risk. At June 30, 2009, the Company had $307 thousand of liabilities associated with standby letter of credit agreements.

Note J: Fair Value Measurement and Fair Value of Financial Instruments

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

Most of the Company's available for sale securities fall into Level 2 of the fair value hierarchy. These securities are generally priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values. The Company has historically obtained an independent market valuation on a sample of securities, semi-annually, and compared the sample market values to market values provided to the Company by its bond accounting service provider.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$ 1,421	$ 0	$ 1,421	$ 0
Obligations of U.S. Government sponsored enterprises	78,149	14,663	63,486	0
Obligations of states and political subdivisions	25,327	0	25,327	0
Mortgage-backed securities	165,874	40,146	125,502	226
Available-for-sale securities	$270,771	$54,809	$215,736	$226

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

June 30, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$46,344	-	-	$46,344
Other Real Estate Owned	$51,825	-	-	$51,825

December 31, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$13,253	-	-	$13,253
Other Real Estate Owned	$50,902	-	-	$50,902

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

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2009 and December 31, 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

LOANS - For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value at June 30, 2009 has also been affected by an estimate of certain liquidity risk.

DEPOSITS - The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS - For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company's financial statements at June 30, 2009 and December 31, 2008, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company's remaining on-balance sheet financial instruments as of June 30, 2009 and December 31, 2008 are summarized below.

(in thousands)	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$37,378	$37,378	$42,693	$42,693
Interest-bearing deposits	122,241	122,241	42,376	42,376
Securities available for sale	270,771	270,771	221,879	221,879
Loans, net	1,449,328	1,383,759	1,503,123	1,515,484
Financial liabilities:
Deposits	$1,777,471	$1,784,855	$1,662,477	$1,668,604
Short-term borrowings	20,000	20,543	20,057	20,057
FHLB advances and long-term debt	93,125	75,264	93,341	93,950

SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note K. FDIC Special Assessment

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC will collect this assessment on September 30, 2009. For the Company, the special assessment is 5 basis points of the Bank's total assets less its Tier 1 capital. The amount of the Company's special assessment is $1.0 million and this amount was expensed in the second quarter of 2009. The FDIC may impose an additional emergency special assessment after June 30, 2009, of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2008 and June 30, 2009 and significant changes in operations for the three- and six-month periods ended June 30, 2009 and 2008.

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

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.

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

Other Real Estate Owned

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

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

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Management engages external valuation specialists to assist in its goodwill assessments. The Company completed its annual test of goodwill for impairment as of September 30, 2008 which test indicated that none of the Company's goodwill was impaired. Management updated its test for impairment of goodwill at December 31, 2008 due to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of this test indicated that none of the Company's goodwill was impaired. At March 31, 2009, due to the decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The results of this test indicated that none of the Company's goodwill was impaired.

At June 30, 2009 the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009. The fair value of our enterprise at June 30, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009 supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.4 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009 was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009. The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily due to the increase in the projected loss for the year 2009 and the use of a higher discount rate. We used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 for the June 30, 2009 testing to compensate for increased risk due to the higher levels on non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009. The decrease in the fair value of equity led to a decrease in the fair value of our assets.

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject only to minor refinements each quarter. These refinements had no material impact on the analysis. The Company has performed two step 2 tests in 2009, once at the end of the first quarter and again at the end of the second quarter. The Company used similar assumptions and methodologies in each of these tests.

This write off of goodwill has no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.

Financial Condition at June 30, 2009 and December 31, 2008

Overview

Total assets at June 30, 2009 were $2.075 billion, a decrease of $13.5 million, or 0.6 percent, from $2.088 billion at December 31, 2008. The decrease in total assets is due to the write-off of $97.4 million in goodwill during the second quarter of 2009. From December 31, 2008 to June 30, 2009, deposits increased by $115.0 million. We attribute this increase, at least in part, to our offering higher rates on some deposits to increase our liquidity. Brokered deposits decreased by $16.2 million. We used the proceeds from the increase in customer deposits to increase our interest-bearing deposits in other banks, which represent our overnight investments, and to increase our investment in securities available for sale. Interest-bearing deposits in other banks increased by $79.9 million and investment securities increased by $48.9 million from December 31, 2008 to June 30, 2009.

Our net interest margin for the first six months of 2009 was 2.74 percent compared to 3.61 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing assets and rate competition for deposits all contributed to this decrease in our net interest margin.

We continue to experience the adverse effects of a severe downturn in the real estate market, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers, a significant increase in loans charged-off, a reduction in the value of real estate serving as collateral for some of our loans, and decrease in values of foreclosed real estate.  Loan demand in our Florida markets has remained weak. Our loans in central Alabama have decreased slightly due to lower demand.  Management is committed to minimizing further losses in the loan portfolio. During the second quarter we hired two seasoned veteran executives in Florida, one of whom serves as area president, to manage this market, with a charge to focus on problem assets. We also engaged a commercial real estate consultant and a local realtor to assist with the disposition of our other real estate in northwest Florida.  We have established a special assets committee to focus on credit quality in the Company's Florida markets and have assembled a team of senior credit officers charged with focussing on loan quality throughout the Company.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.534 billion at December 31, 2008 to $1.498 billion at June 30, 2009, a decrease of $35.5 million, or 2.3 percent. The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets. Although we continue to make new loans in the markets we serve, we expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in Florida and our Gulf Coast markets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the coast. In addition, we remain aggressive in moving non-performing loans through the workout process in order to minimize potential losses.

The following table shows the breakdown of loans and leases at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
(In thousands)
Commercial, Financial and Agricultural	$327,957	$349,897
Real Estate - Construction	397,009	439,425
Real Estate - Mortgage	695,784	663,423
Installment	80,111	84,787
Total Loans, Loans Held for Sale, and Leases	1,500,861	1,537,532
Unearned Discount on Leases	(3,954)	(5,204)
Unearned Loan Income and Deferred Loan Cost, Net	1,429	1,478
Total Loans, Loans Held for Sale, and Leases Net of Unearned Income and Deferred Loan Costs	$1,498,336	$1,533,806

Investment Securities

The composition of the investment portfolio by carrying amount is 0.53 percent U.S. Treasuries, 28.86 percent U.S. securities of government sponsored enterprises, 9.35 percent securities of state and political subdivisions, and 61.26 percent mortgage-backed securities at June 30, 2009. The tax-equivalent yield of the portfolio at June 30, 2009 and December 31, 2008, was 4.07 percent and 5.26 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at June 30, 2009 and December 31, 2008, was 6.78 years and 5.46 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale decreased by $3.2 million from December 31, 2008 to June 30, 2009, primarily due to our sale of investment securities which resulted in a realized gain of $2.3 million. The Company does not believe any other-than-temporary impairments exist related to these investment securities. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac).

Deposits

Total deposits increased from $1.662 billion at December 31, 2008 to $1.777 billion at June 30, 2009, an increase of $115.0 million, or 6.9 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $67.1 million, or 5.4 percent. Earlier this year, we had some customers withdraw funds due to concerns about balances above FDIC insurance limits. To retain deposits, we expanded our use of the CDARS program, which allows us to offer to our customers fully insured time deposits. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2009, due to liquidity considerations, we plan to replace non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature, with similar non-core funding sources, but we do not plan to increase the amount of funding from these sources. At June 30, 2009, we had $32.0 million in brokered time deposits and $48.5 million of CDARS brokered time deposits compared to $48.2 million and $58.9 million, respectively, at December 31, 2008. The decrease in CDARS brokered time deposits is due in part to some customers transferring out of the CDARS program and back into bank time deposits due to higher rates offered on bank time deposits and the increased amount of FDIC deposit insurance. We also had FHLB advances of $58.3 million at June 30, 2009 compared to $58.5 million at December 31, 2008. We replaced one $22 million FHLB Advance.

The following table shows the breakdown of deposits at June 30, 2009 and December 31, 2008.

(In thousands)	June 30, 2009	December 31, 2008
Non-Interest-Bearing Demand Deposits	$218,048	$212,260
Interest-Bearing Demand Deposits	521,325	479,634
Savings Deposits	121,533	105,631
Large Denomination Time Deposits (of $100 or more)	476,193	428,291
Other Time Deposits	440,372	436,661
Total Deposits	$1,777,471	$1,662,477

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of June 30, 2009, our debt consisted of advances from the FHLB of $58.3 million, a loan from an unaffiliated bank of $20.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $827 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2008.

As of June 30, 2009, the ratio of non-performing assets to total loans and other real estate owned was 11.45%, which exceeds the 5.00% allowed by the loan agreement governing the $20 million loan from Silverton Bank. Also at June 30, 2009, the debt service coverage ratio was (5.29), which is lower than the 1.25 allowed by the loan agreement, and total classified assets were $180.921 million, which is higher than the $145.136 million allowed by the loan agreement. The stock of our subsidiary bank is pledged as collateral for this loan. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. was formed to take over the operations of Silverton Bank. The holder of this loan has notified the Company orally that it waives these breaches of the loan covenants, and the Company expects to receive written confirmation of the waiver shortly. This waiver only applies to the covenant breaches as of June 30, 2009, and the situation will be reviewed again as of September 30, 2009. If the Company remains in breach of these covenants and is unable to obtain a waiver or amendment of the loan agreement, the holder of the loan would have the right to give notice of default. If the Company is unable to cure the default within ninety days of notice, then the holder of this loan would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management is working, and intends to continue to work, with the holder of this loan to actively pursue a prompt favorable resolution of this issue.

Asset Quality and Allowance for Loan and Lease Losses

Non-performing assets include accruing loans and leases 90 days or more past due, loans and leases on non-accrual, and other real estate owned. Commercial, business and installment loans and leases are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	June 30, 2009	December 31, 2008
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$ -	$ -
Commercial and industrial loans	-	-
Consumer loans	-	1
Total accruing loans 90 days or more past due	0	1
Restructured loans
Construction, land development and other land loans	2,581
1-4 family residential loans	494
Non-farm non-residential property loans	9,108	-
Total restructured loans	12,183	-
Loans on non-accrual
Construction, land development and other land loans	80,375	56,884
1-4 family residential loans	11,390	8,229
Multifamily residential loans	339	-
Non-farm non-residential property loans	15,489	4,298
Commercial and industrial loans and leases	5,133	2,316
Consumer loans	742	750
Other loans	19	21
Total loans and leases on non-accrual	113,487	72,498
Total non-performing loans and leases	125,670	72,499
Other real estate owned
Construction, land development and other land	46,619	46,252
1-4 family residential properties	4,310	1,638
Non-farm non-residential properties	896	3,012
Total other real estate owned	51,825	50,902
Total non-performing assets	$177,495	$123,401

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.39%	4.73%
Total non-performing assets as a percentage of loans, leases and other real estate owned	11.45%	7.79%

The following table contains a summary by location of non-performing assets at June 30, 2009.

(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans	$ 2,345	$ 212	$ 9,626	$ 0	$ 12,183
Non-performing loans and leases	21,816	2,705	75,944	13,022	113,487
Other real estate owned	6,171	12,897	30,480	2,277	51,825
Total	$30,332	$15,814	$116,050	$15,299	$177,495

Non-performing loans at June 30, 2009 increased by $53.2 million from December 31, 2008 primarily due to our very challenging market conditions and due to the renegotiation of $12.2 million in loans. These renegotiated loans are accruing interest. Most of the increase in non-performing loans occurred in our Florida market. Other real estate owned increased by $923 thousand from year-end 2008 to June 30, 2009. Since December 31, 2008 we have foreclosed on $17.0 million of loans, written-down $9.8 million of other real estate and sold $5.1 million (with losses of $1.2 million) in other real estate. We are continuing to work through very difficult real estate markets, especially in Florida and along the Alabama coast. Most of our non-performing assets are located in the northwest Florida coastal markets and consist primarily of loans for land acquisition, construction and land development.

Not included in the non-performing assets table are potential problem loans totaling $66.1 million at June 30, 2009, with a related allowance of $5.0 million. This compares with potential problem loans of $43.0 million at December 31, 2008. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest. Most of these loans are residential and commercial real estate development loans in our primary markets.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to Management's concern that the low level of real estate sales activity in those markets will continue to have a negative impact on the value of real estate collateral.  In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers. In many situations, adverse market conditions have placed stress on borrower liquidity levels, and collateral values have declined.

The allowance for loan losses represents Management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk characteristics of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. Impaired loans as determined under SFAS No. 114 were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represented 39.0 percent of non-performing loans at June 30, 2009 and 42.3 percent of non-performing loans at December 31, 2008. The allowance for loan losses as a percentage of loans, net of unearned income, was 3.27 percent at June 30, 2009 and 2.00 percent at December 31, 2008. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at June 30, 2009 to absorb probable losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at June 30, 2009 was 7.85 percent, compared to 13.86 percent at December 31, 2008. This decrease resulted primarily from the net loss reported in the first six months of 2009, most of which was attributable to the charge for goodwill impairment. This charge has no effect on regulatory capital.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $192.3 million at June 30, 2009 and $218.0 million at December 31, 2008. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $21.1 million at June 30, 2009 and $21.4 million at December 31, 2008. Total capital, which is Tier 1 capital plus Tier 2 capital, was $213.3 million at June 30, 2009, and $239.4 million at December 31, 2008. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 11.56 percent and 12.83 percent, respectively, at June 30, 2009, and 12.80 percent and 14.05 percent, respectively, at December 31, 2008. Both the June 30, 2009 and December 31, 2008 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At June 30, 2009 the Bank was considered "well capitalized" by regulatory definitions.

The components of our risk-based capital calculations for June 30, 2009 are shown below:

June 30, 2009
(dollars in thousands)
Tier 1 capital-
Preferred stock	$47,323
Tangible common shareholders' equity	111,933
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	192,256

Tier 2 capital-Allowable portion of the allowance for loan losses	21,077
Total capital (Tiers 1 and 2)	$213,333

Risk-weighted assets	$1,662,933
Quarterly average assets	2,155,600
Risk-based capital ratios:
Tier 1 capital ratio	11.56%
Total capital ratio (Tiers 1 and 2)	12.83%

The Company did not declare a dividend for the third quarter of 2009. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $243.5 million at June 30, 2009 and $144.2 million at December 31, 2008. Total deposits at June 30, 2009 were $115.0 million higher than at December 31, 2008. Management believes that, in the current economic environment, it is very important to maintain a high level of liquidity. As a result, liquid assets represented 11.74 percent of total assets at June 30, 2009 compared to 6.90 percent at December 31, 2008. The net change in cash and cash equivalents for the six-month period ended June 30, 2009 was a decrease of $5.3 million or 12.4 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $45.2 million at June 30, 2009.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Income

The Company recorded a net loss to common shareholders of $118.7 million, or $6.74 per basic and diluted common share, during the second quarter of 2009, compared to net income in the second quarter of 2008 of $1.8 million, or $0.10 per basic and diluted common share. The goodwill impairment expense accounted for $5.53 of the per share loss. The goodwill impairment expense, the FDIC insurance assessment, the increase in the provision for loan losses, the losses on both the sale and further impairment write-downs of other real estate owned and the increase in non-performing assets are primarily responsible for the net loss. Quarterly average interest-earning assets increased to $1.889 billion for the second quarter of 2009 from $1.819 billion in the second quarter of 2008, an increase of $70.0 million or 3.8 percent. Net interest revenue decreased by $3.8 million, or 23.3 percent, from the three months ended June 30, 2008 to the three months ended June 30, 2009, due to the rapid decrease in interest rates which began in the third quarter of 2008 and to our increase in non-performing assets. Our quarterly net interest margin decreased to 2.65 percent for the second quarter of 2009 from 3.60 percent for the second quarter of 2008. The recent decreases in interest rates and our high level of non-performing assets have contributed to the decrease in our net interest margin. Further interest rate cuts or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality and Allowance for Loan and Lease Losses," above. Net charge-offs in the second quarter of 2009 were $10.9 million compared to $1.6 million in the same period for 2008. The provision for loan and lease losses was $22.1 million in the second quarter of 2009, compared to $2.4 million for the comparable period in 2008. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.27 percent at June 30, 2009 and 2.00 percent at December 31, 2008. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $5.0 million for the second quarter of 2009, a decrease of $443 thousand from the second quarter of 2008. Service charges on deposit accounts decreased $441 thousand, or 16.0 percent from $2.8 million for the second quarter of 2008 to $2.3 million for the same period in 2009. This decrease in service charge income, which includes income from overdrawn accounts, was offset in part by a decrease in checking account charge-offs. Trust revenue in the second quarter of 2009 was relatively unchanged. Trust assets decreased from $869 million at June 30, 2008 to $745 million at June 30, 2009. The decrease in trust assets is primarily a result of the decline in the stock market and to the 2008 sale of our corporate trust accounts.

Salary and employee benefit expense decreased $154 thousand, or 2.0 percent, from the second quarter of 2008 to the second quarter of 2009. Full time equivalent employees decreased from 663 at June 30, 2008 to 594 at June 30, 2009. The decrease in salary and employee benefits and the decrease in full time equivalent employees is a result of our sale of three branches, efficiencies created by the Peoples merger and the consolidation of our banks.

Net occupancy expense was $1.6 million in the second quarter of 2009, a decrease of $223 thousand, or 12.0 percent, from the same period of 2008. Furniture and equipment expense decreased by $326 thousand, or 25.3 percent. The sale of three branches in the third quarter of 2008, efficiencies created by the Peoples merger and the consolidation of our subsidiary banks into one bank are primarily responsible for these decreases. The Company operates in 51 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate and the write-down of other real estate to its estimated fair value. Losses on other real estate owned increased to $9.3 million in the second quarter of 2009, compared to $159 thousand in the second quarter of 2008. Write down of several parcels of other real estate accounts for most of this increase. Other real estate carrying cost increased $1.1 million from $437 thousand in the second quarter of 2008 to $1.5 million in the second quarter of 2009. Other real estate carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $2.3 million reflect an increase in the FDIC insurance rates in addition to a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment was approximately $1.0 million. In addition, the ongoing deposit insurance assessment rates increased.

Legal fees increased $193 thousand and this increase is primarily related to cost associated with problem loan collection.

Other expense was $3.5 million for the quarter ended June 30, 2009, a decrease of $194 thousand from the second quarter of 2008. Other expense includes items such as advertising, audit fees, director fees, insurance costs, stationery and supplies and loan collection fees.

Income tax benefit was $12.2 million for the second quarter of 2009, compared to income tax expense of $836 thousand for the same period in 2008, reflecting the loss in the second quarter of 2009. Goodwill impairment is not deductible for income tax purposes.

Six Months Ended June 30, 2009 and 2008

Net Income

The Company recorded a net loss to common shareholders of $124.7 million, or $7.08 per basic and diluted common share, during the first six months of 2009, compared to net income in the first six months of 2008 of $4.5 million, or $0.26 per basic and diluted common share. The goodwill impairment expense accounted for $5.53 of the per share loss in the first six months of 2008. The goodwill impairment expense, the FDIC insurance assessment, the increase in the provision for loan losses, the losses on both the sale and further impairment write-downs of other real estate owned and the increase in non-performing assets are primarily responsible for the net loss. Average interest-earning assets increased to $1.869 billion for the first half of 2009 from $1.854 billion in the first half of 2008, an increase of $14.4 million or 0.8 percent. Net interest revenue decreased by $7.9 million, or 23.8 percent, from the six months ended June 30, 2008 to the six months ended June 30, 2009, due to the rapid decrease in interest rates which began in the third quarter of 2008 and to our increase in non-performing assets. Our net interest margin decreased to 2.74 percent for the first half of 2009 from 3.61 percent for the first half of 2008. The recent decreases in interest rates and our high level of non-performing assets have contributed to the decrease in our net interest margin. Further interest rate cuts or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality and Allowance for Loan and Lease Losses," above. Net charge-offs in the first six months of 2009 were $14.8 million compared to $4.4 million in the same period for 2008. The provision for loan and lease losses was $33.2 million in the first six months of 2009, compared to $5.3 million for the comparable period in 2008. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.27 percent at June 30, 2009 and 2.00 percent at December 31, 2008. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $11.9 million for the first six months of 2009, a decrease of $204 thousand from the first six months of 2008. Securities gains in the first six months were $2.3 million compared to $48 thousand for the same period in 2008. Gain on sale of derivative was $1.1 million in the first six months of 2008. Without these non-recurring gains, non-interest revenue decreased $1.3 million or 12.3 percent mainly due to the decrease in service charges on deposit accounts of $987 thousand, or 17.7 percent, from $5.6 million for the first six months of 2008 to $4.6 million for the same period in 2009. This decrease in service charge income, which includes income from overdrawn accounts, was offset in part by a decrease in checking account charge-offs. Trust revenue in the first six months of 2009 was relatively unchanged.

Salary and employee benefit expense decreased $1.2 million, or 7.8 percent, from the first six months of 2008 to the first six months of 2009. Full time equivalent employees decreased from 663 at June 30, 2008 to 594 at June 30, 2009. The decrease in salary and employee benefits and the decrease in full time equivalent employees are a result of our sale of three branches, efficiencies created by the Peoples merger and the consolidation of our banks.

Net occupancy expense was $3.3 million in the first six months of 2009, a decrease of $321 thousand, or 8.8 percent, from the same period of 2008. Furniture and equipment expense decreased by $543 thousand, or 21.8 percent. The sale of three branches in the third quarter of 2008, efficiencies created by the Peoples merger and the consolidation of our subsidiary banks into one bank are primarily responsible for these decreases. The Company operates in 51 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate and the write-down of other real estate to its estimated fair value. Losses on other real estate owned increased to $11.0 million in the first six months of 2009, compared to $188 thousand in the first six months of 2008. The write-down of several parcels of other real estate, primarily in the Northwest Florida market, accounts for most of this increase. Other real estate carrying cost increased $1.4 million from $642 thousand in the first six months of 2008 to $2.0 million in the first six months of 2009. Other real estate carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $2.7 million reflect an increase in the FDIC insurance rates in addition to a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment was approximately $1.0 million. In addition, the ongoing deposit insurance assessment rates increased.

Legal fees increased $383 thousand and this increase is primarily related to cost associated with problem loan collection. Other expense was $6.7 million for the six months ended June 30, 2009, a decrease of $535 thousand from the first six months of 2008. A decrease in advertising expense accounts for $180 thousand of this decrease. Other expense includes items such as advertising, audit fees, director fees, insurance costs, stationery and supplies and loan collection fees.

Income tax benefit was $15.5 million for the first six months of 2009, compared to income tax expense of $2.0 million for the same period in 2008, reflecting the loss in the second quarter of 2009. Goodwill impairment is not deductible for income tax purposes.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2008 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2009 was $30.7 million, and that sum represents the Company's maximum credit risk. At June 30, 2009, the Company had $307 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2008 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2009. Through June 30, 2009, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended June 30, 2009 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/09-04/30/09	2,577	$6.33	0	229,951
05/01/09-05/31/09	940	$ 4.54	0	229,951
06/01/09-06/30/09	2,676	$ 3.35	0	229,951
Total	6,193	$ 6.76	0	229,951

__________________

  6,193 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders approved, during the Company's annual meeting on May 14, 2009, the Election of Directors. A total of 13,885,705 shares of Common Stock, or 78.59 percent of the total outstanding, were represented either in person or by proxy at the meeting. The Election of the Board of Directors was approved as to each nominee, as follows:

Nominee	Votes in Favor	Votes Withheld	Abstaining	Broker Non-Votes
Tracy T. Conerly	13,707,428	178,277	0	0
Stephen G. Crawford	12,103,244	1,782,461	0	0
David C. DeLaney	13,730,177	155,528	0	0
Robert M. Dixon, Jr.	13,736,144	149,561	0	0
James A. Faulkner	13,729,832	155,873	0	0
Broox G. Garrett, Jr.	13,705,932	179,773	0	0
Carol F. Gordy	13,735,186	150,519	0	0
Barry E. Gritter	13,737,060	148,645	0	0
James M. Harrison, Jr.	13,736,143	149,562	0	0
Clifton C. Inge, Jr.	13,727,050	158,655	0	0
Kenneth S. Johnson	13,737,318	148,387	0	0
W. Bibb Lamar, Jr.	13,729,406	156,299	0	0
John H. Lewis, Jr.	13,736,046	149,659	0	0
Harris V. Morrissette	13,705,229	180,476	0	0
Paul D. Owens, Jr.	13,727,108	158,597	0	0
Dennis A. Wallace	13,736,042	149,663	0	0

The shareholders also approved, during the annual meeting on May 14, 2009, in a non-binding advisory vote, the compensation of executives. A total of 13,885,705 shares of Common Stock, or 78.59 percent of the total outstanding voted on the compensation of executives. The Company's executive compensation practices were approved by a vote of 13,237,502 in favor, 396,580 opposed, 251,623 abstained, and there were no broker non-votes.

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

BancTrust Financial Group, Inc.

August 10, 2009	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 10, 2009	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002