Form 10-Q
period 2009-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2009-11-06
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

Shares of common stock ($0.01 par) outstanding at November 6, 2009: 17,634,066

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	September 30, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$36,605	$42,693
Federal Funds Sold	0	0
Total Cash and Cash Equivalents	36,605	42,693
Interest-Bearing Deposits in Other Financial Institutions	58,119	42,376
Securities Available for Sale, at Fair Value	304,461	221,879
Loans Held for Sale	2,507	2,927

Loans and Leases	1,493,751	1,530,879
Allowance for Loan and Lease Losses	(47,903)	(30,683)
Loans and Leases, Net	1,445,848	1,500,196

Premises and Equipment, Net	80,293	83,588
Accrued Income Receivable	6,908	7,928
Goodwill	0	97,367
Other Intangible Assets	7,415	9,477
Cash Surrender Value of Life Insurance	16,256	15,765
Other Real Estate Owned	49,860	50,902
Other Assets	27,797	13,079
Total Assets	$2,036,069	$2,088,177

LIABILITIES
Non-Interest-Bearing Demand Deposits	$225,917	$212,260
Interest-Bearing Demand Deposits	498,554	479,634
Savings Deposits	127,868	105,631
Large Denomination Time Deposits (of $100 or more)	458,801	428,291
Other Time Deposits	427,290	436,661
Total Deposits	1,738,430	1,662,477
Short-Term Borrowings	20,000	20,057
Federal Home Loan Bank Advances and Long-Term Debt	93,087	93,341
Other Liabilities	20,510	22,914
Total Liabilities	1,872,027	1,798,789

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2009 and 2008	47,454	47,085
Common Stock - Par Value $0.01 Per Share, 50,000 Shares Authorized, Shares Issued: 2009-17,889; 2008-17,811	179	178
Additional Paid in Capital	193,766	193,458
Accumulated Other Comprehensive Loss, Net	(3,007)	(2,271)
Deferred Compensation Payable in Common Stock	785	1,674
Retained Earnings (Deficit)	(71,942)	53,346
Treasury Stock of 256 Shares in 2009 and 2008, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 56 Shares in 2009 and 100 Shares in 2008	(785)	(1,674)
Total Shareholders' Equity	164,042	289,388
Total Liabilities and Shareholders' Equity	$2,036,069	$2,088,177

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2009	2008
	Interest Revenue:
	Loans and Leases	$18,723	$22,384
Securities Available for Sale:	Taxable	2,316	2,441
	Non-Taxable	249	361
	Other	111	80
	Total Interest Revenue	21,399	25,266

	Interest Expense:
	Deposits	6,855	9,164
	Short-Term Borrowings	257	24
	FHLB Advances and Long-Term Debt	705	1,710
	Total Interest Expense	7,817	10,898

	Net Interest Revenue	13,582	14,368
	Provision for Loan Losses	1,725	1,863
	Net Interest Revenue after Provision for Loan Losses	11,857	12,505

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	2,379	2,802
	Trust Income	866	1,018
	Securities Gains	817	3
	Total impairment losses on securities	(1,369)	0
	Portion of loss recognized in other comprehensive income	1,219	0
Net impairment losses recognized in earnings		(150)	0
	Other Income	1,807	1,764
	Total Non-Interest Revenue	5,719	5,587

	Non-Interest Expense:
	Salaries	5,349	5,907
	Pensions and Employee Benefits	1,566	1,719
	Net Occupancy Expense	1,629	1,812
	Furniture and Equipment Expense	1,128	1,186
	Intangible Amortization	688	949
	Losses on Other Real Estate Owned	663	1,709
	ATM Processing Expense	359	303
	FDIC Assessments	778	198
	Telephone and Data Line Expense	544	609
	Legal Expense	416	275
	Other Real Estate Carrying Cost Expense	685	260
	Other Expense	2,906	2,979
	Total Non-Interest Expense	16,711	17,906

	Income Before Income Taxes	865	186
	Income Tax Expense (Benefit)	79	(37)
	Net Income	786	223
	Effective Preferred Stock Dividend	756	0
	Net Income to Common Shareholders	$30	$ 223
	Basic Earnings Per Share	$ 0.00	$ 0.01
	Diluted Earnings Per Share	$ 0.00	$ 0.01
	Weighted-Average Shares Outstanding - Basic	17,634	17,548
	Weighted-Average Shares Outstanding - Diluted	17,634	17,721

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2009	2008
	Interest Revenue:
	Loans and Leases	$56,629	$74,509
Securities Available for Sale:	Taxable	6,658	7,588
	Non-Taxable	860	1,143
	Other	229	642
	Total Interest Revenue	64,376	83,882

	Interest Expense:
	Deposits	22,474	31,154
	Short-Term Borrowings	761	64
	FHLB Advances and Long-Term Debt	2,400	5,273
	Total Interest Expense	25,635	36,491

	Net Interest Revenue	38,741	47,391
	Provision for Loan Losses	34,875	7,174
	Net Interest Revenue after Provision for Loan Losses	3,866	40,217

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	6,962	8,372
	Trust Income	2,718	3,018
	Securities Gains	3,120	51
	Total impairment losses on securities	(1,369)	0
	Portion of loss recognized in other comprehensive income	1,219	0
Net impairment losses recognized in earnings		(150)	0
	Gain on Sale of Derivative	0	1,115
	Other Income	4,979	4,957
	Total Non-Interest Revenue	17,629	17,513

	Non-Interest Expense:
	Salaries	16,943	17,732
	Pensions and Employee Benefits	4,777	5,943
	Net Occupancy Expense	4,952	5,456
	Furniture and Equipment Expense	3,080	3,681
	Intangible Amortization	2,062	2,721
	Goodwill Impairment	97,367	0
	Losses on Other Real Estate Owned	11,646	1,709
	ATM Processing Expense	946	905
	FDIC Assessments	3,457	477
	Telephone and Data Line Expense	1,702	1,588
	Legal Expense	1,164	789
	Other Real Estate Carrying Cost Expense	2,719	902
	Other Expense	8,487	9,125
	Total Non-Interest Expense	159,302	51,028

	(Loss) Income Before Income Taxes	(137,807)	6,702
	Income Tax (Benefit) Expense	(15,399)	1,954
	Net (Loss) Income	(122,408)	4,748
	Effective Preferred Stock Dividend	2,262	0
	Net (Loss) Income to Common Shareholders	$(124,670)	$ 4,748
	Basic (Loss) Earnings Per Share	$ (7.08)	$ 0.27
	Diluted (Loss) Earnings Per Share	$ (7.08)	$ 0.27
	Weighted-Average Shares Outstanding - Basic	17,612	17,535
	Weighted-Average Shares Outstanding - Diluted	17,612	17,689

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) - For the Nine Months Ended September 30, 2009 and 2008
(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive (Loss) Income, Net	Deferred Compensation Payable in Common Stock	Retained Earnings (Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(122,408)			(122,408)
Recognized net periodic pension benefit cost					309					309
Change in fair value of securities available for sale, net of taxes					(1,045)					(1,045)
Total comprehensive loss										(123,144)
Cost of preferred stock issuance	(18)									(18)
Amortization of preferred stock discount	387						(387)			-
Dividends common ($0.035 per share)							(618)			(618)
Dividends preferred							(1,875)			(1,875)
Purchase of deferred compensation shares						163			(163)	-
Deferred compensation paid in common stock held in grantor trust						(1,052)			1,052	-
Shares issued under dividend reinvestment plan		13		114						114
Stock compensation expense				194						194
Restricted stock fully vested	____	65	1	_______	______	_____	_______	________	_______	1
Balance, September 30, 2009	$47,454	17,889	$179	$193,766	$(3,007)	$785	$(71,942)	$(2,408)	$(785)	$164,042

Balance, January 1, 2008	$0	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$249,520
Cumulative effect of change in accounting principle relating to supplemental retirement plan							(829)			(829)
Comprehensive income:
Net income							4,748			4,748
Recognized net periodic pension benefit cost					94					94
Change in fair value of securities available for sale, net of taxes					(1,504)					(1,504)
Total comprehensive income										3,338
Adjustment to reflect adoption of EITF 06-4							(156)			(156)
Dividends ($0.39 per share)							(6,876)			(6,876)
Purchase of deferred compensation shares						252			(252)	-
Deferred compensation paid in common stock held in grantor trust						(64)			64	-
Restricted stock fully vested		27
Shares issued under dividend reinvestment plan		23		266						266
Stock compensation expense	_______	______	______	400	_______	____	_______	________	_______	400
Balance, September 30, 2008	$0	17,803	$178	$190,349	$(1,701)	$1,620	$59,245	$(2,408)	$(1,620)	$245,663

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(122,408)	$4,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	4,013	4,459
Amortization and accretion of premiums and discounts, net	(34)	(850)
Amortization of intangible assets	2,062	2,721
Provision for loan losses	34,875	7,174
Securities gains, net	(2,970)	(51)
Goodwill impairment	97,367	-
Loss on other real estate owned	11,646	1,709
Gain on sale of other loans originated for sale	(511)	(586)
Gain on sale of derivative	-	(1,115)
Stock compensation expense	194	400
Increase in cash surrender value of life insurance	(491)	(503)
Changes in operating assets and liabilities:
Loans originated for sale	(61,761)	(58,502)
Loans sold	62,692	61,111
Decrease in accrued income receivable	1,020	4,170
(Increase) decrease in other assets	(14,495)	177
Decrease in other liabilities	(1,619)	(466)
Net cash provided by operating activities	9,580	24,596
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(15,743)	5,858
Net (increase) decrease in loans and leases	(7,751)	65,129
Proceeds from sales of other real estate owned, net	17,187	5,925
Proceeds from sales of premises and equipment	-	4,816
Purchases of premises and equipment	(718)	(4,809)
Proceeds from sales of securities available for sale	83,084	16,180
Proceeds from maturities of securities available for sale	45,816	98,059
Purchases of securities available for sale	(210,754)	(85,507)
Net cash (used in) provided by investing activities	(88,879)	105,651
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	75,953	(140,764)
Net decrease in short-term borrowings	(57)	(3,239)
Proceeds from FHLB advances and long-term debt	22,000	94,699
Payments of FHLB advances and long-term debt	(22,306)	(97,618)
Dividends paid	(2,379)	(6,610)
Net cash provided by (used in) by financing activities	73,211	(153,532)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,088)	(23,285)
Cash and cash equivalents at beginning of period	42,693	117,566
Cash and cash equivalents at end of period	$36,605	$94,281
Supplemental disclosures of cash flow information:
Interest paid	$27,311	$38,431
Income taxes paid, net	(425)	448
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	98	266
Loans transferred to other real estate owned	27,791	39,713
Other real estate owned transferred to assets available for sale	-	326
Adoption of EITF 06-4	-	156

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

Estimates

In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In periods prior to our impairment write-off of all our goodwill in the second quarter of 2009, the fair value of goodwill was a material estimate that was particularly susceptible to significant change in the near-term.

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

At June 30, 2009 the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009. The fair value of the Company at June 30, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009 supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded in the first quarter of 2009. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.4 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009 was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009. The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily due to the increase in the projected loss for the year 2009 and the use of a higher discount rate. The Company used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 to compensate for increased risk due to the higher levels on non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009.

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject to refinements each quarter based on changing market conditions. The first and second quarter 2009 step 2 fair value allocations utilized consistent methodologies.

Reclassifications

Certain reclassifications of 2008 balances have been made to conform to classifications used in 2009. These reclassifications did not change shareholders' equity or net income.

Subsequent Events

Subsequent events have been evaluated through November 6, 2009, which is the date of financial statement issuance.

Note B: Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board ("FASB") issued an update to the accounting standards for the determination of the useful life of intangible assets that was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This update applies to all intangible assets, whether acquired in a business combination or otherwise. It is applied prospectively to intangible assets acquired after the effective date and early adoption is prohibited. The Company adopted the provisions of this accounting standard update in the first quarter of 2009, as required, and the adoption did not have a material impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued an update to the accounting standards for the recognition and presentation of other-than-temporary impairments. The update changes existing guidance for determining whether impairment of debt securities is other than temporary and requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.

Upon adoption of the standard, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The update is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the standard nor did it have a material impact on the consolidated financial statements of the Company when adopted.

In April 2009, the FASB issued an update to the accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The update, while emphasizing the objective of fair value measurement, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.

The update reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The update identifies factors to be considered when determining whether or not a market is inactive. The update is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the update nor did it have a material impact on the consolidated financial statements of the Company when adopted.

In April 2009, the FASB issued an update to the accounting standards for interim disclosures about fair value of financial instruments that was effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. This update amends previously issued accounting standards to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the update are to be provided prospectively. The Company did not elect to early-adopt the update and provided the required disclosures beginning as of June 30, 2009.

In April 2009, the FASB issued an update to the accounting standards for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that is effective for business combinations occurring after January 1, 2009. This update amends and clarifies the earlier provisions of the standards for accounting for business combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The impact of adoption of the update on the consolidated financial statements will depend on the nature, terms and size of future business combinations.

In April 2009, the FASB issued an update to the accounting standards for subsequent events. The Company adopted the update during the quarter ended June 30, 2009.  This update sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this update requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued an update to the accounting standards for accounting for transfers of financial assets.  This update eliminates the concept of a qualifying special purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued an update to the accounting standards for the way entities account for securitizations and special-purpose entities which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This update is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated Variable Interest Entities).  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued an update to the accounting standards for the FASB accounting standards codification and the hierarchy of generally accepted accounting principles.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim periods and annual financial statements for periods ending after September 15, 2009.  The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

Note C: Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at September 30, 2009 and December 31, 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2009
U.S. Treasury securities	$1,399	$21	$0	$1,420
Obligations of U.S. Government sponsored enterprises	78,345	455	90	78,710
Obligations of states and political subdivisions	18,092	275	5	18,362
Mortgage-backed securities	204,989	2,617	1,637	205,969
Total	$302,825	$3,368	$1,732	$304,461

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2008
U.S. Treasury securities	$798	$32	$0	$830
Obligations of U.S. Government sponsored enterprises	28,660	1,094	0	29,754
Obligations of states and political subdivisions	30,613	469	142	30,940
Other investments	2,909	0	0	2,909
Mortgage-backed securities	155,502	3,037	1,093	157,446
Total	$218,482	$4,632	$1,235	$221,879

Securities available for sale with a carrying value of approximately $171.455 million at September 30, 2009 and $162.563 million at December 31, 2008 were pledged to secure deposits of public funds and trust deposits.

For the nine months ended September 30, 2009, proceeds from the sales of securities available for sale were $83.084 million. Gross realized gains on the sale of these securities were $3.121 million and gross realized losses were $1 thousand. The Company recorded an other-than-temporary impairment charge of $150 thousand in the third quarter of 2009.

Maturities of securities available for sale as of September 30, 2009, are as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$57,739	$58,039
Due in 1 to 5 years	13,041	13,373
Due in 5 to 10 years	16,852	16,891
Due in over 10 years	10,205	10,190
Mortgage-backed securities	204,988	205,968
Total	$302,825	$304,461

The following table shows the Company's combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

(in thousands)	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$26,901	$90	$0	$0	$26,901	$90
Obligations of states and political subdivisions	0	0	195	5	195	5
Mortgage-backed securities	60,591	418	3,620	1,219	64,211	1,637
Total	$87,492	$508	$3,815	$1,224	$91,307	$1,732

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$2,587	$98	$2,122	$44	$4,709	$142
Mortgage-backed securities	19,887	1,092	421	1	20,308	1,093
Total	$22,474	$1,190	$2,543	$45	$25,017	$1,235

At September 30, 2009, the Company had 15 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages and approximately 98.2 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $150 thousand in the third quarter of 2009. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.6 million and represents $1.2 million of the unrealized losses at September 30, 2009 in the greater than 12 months category. The fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities because the Company has the ability and intent to hold the securities until recovery.

The following table summarizes the changes in the amount of credit losses on the Company's investment securities recognized in earnings for the nine months ended September 30, 2009:

(in thousands)
Beginning balance of credit losses previously recognized in earnings	$ 0
Amount related to credit loss for securities which an other-than-temporary impairment was not previously recognized in earnings	150
Amount related to credit loss for securities which an other-than-temporary impairment was recognized in earnings	0
Ending balance of cumulative credit losses recognized in earnings	$150

Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Balance at beginning of period	$49,008	$24,642
Allowance allocated to sold loans	-	(345)
Provision charged to operating expense	1,725	1,863
Loans charged-off	(3,149)	(1,384)
Recoveries	319	340
Balance at end of period	$47,903	$ 25,116

The changes in the allowance for losses on loans and leases for the nine-month periods ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008
Balance at beginning of period	$30,683	$23,775
Allowance allocated to sold loans	-	(345)
Provision charged to operating expense	34,875	7,174
Loans charged-off	(18,285)	(6,498)
Recoveries	630	1,010
Balance at end of period	$47,903	$ 25,116

At September 30, 2009 and December 31, 2008, non-accrual loans totaled $107.163 million and $72.499 million, respectively. The amount of interest income that would have been recorded during the first nine months of 2009, if these non-accrual loans had been current in accordance with their original terms, was approximately $5.0 million. The amount of interest income actually recognized on these loans during the first nine months of 2009 was $944 thousand. At September 30, 2009, restructured loans totaled $12.537 million. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At September 30, 2009 and December 31, 2008, the recorded investments in loans that were considered to be impaired, all of which were on non-accrual or were restructured loans, were $115.544 million and $68.994 million, respectively. Included in this amount is $62.567 million at September 30, 2009 and $19.965 million at December 31, 2008 of impaired loans for which the related allowance for loan losses was $19.745 million at September 30, 2009 and $6.712 million at December 31, 2008. The amount of impaired loans that did not have specific allowances for loan losses was $52.977 million at September 30, 2009 and $49.029 million at December 31, 2008.

The Company continues to see a severe downturn in the real estate market primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers and a reduction in the value of real estate serving as collateral for some of the Company's loans.

Beginning as of March 31, 2008 and continuing through June 30, 2009, the Company was in breach of one or more financial covenants in its loan agreement with Silverton Bank, N.A. (formerly The Bankers Bank, N.A.), which loan agreement was assumed by Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.  The current outstanding principal balance of the loan is $20 million, and the stock of our subsidiary bank is pledged as collateral. Each quarter we have obtained a waiver of these covenant breaches from Silverton or the FDIC as Receiver, as applicable.  On October 28, 2009 the FDIC as Receiver for Silverton Bank, N.A. and the Company signed an amendment to the loan agreement that modified the loan covenants in the following ways: (i) by deleting the covenant regarding the required minimum ratio of non-performing assets to the sum of total loans and other real estate owned and replacing it with a covenant that the Company's non-performing assets shall not exceed $200 million at the end of any calendar quarter; (ii) by deleting the minimum debt service coverage ratio covenant and replacing it with a covenant requiring the Company to maintain a minimum allowance for loan and lease losses for its bank subsidiary of at least 3% of its gross loans; and (iii) by modifying the covenant regarding classified assets to require that the Company's assets which are classified as "substandard" and "doubtful" shall be less than $275 million. The amendment was effective with respect to the Company's covenants commencing as of September 30, 2009, and the Company is now in compliance with all of the modified loan covenants.

Note E: Retirement Plans

	Three Months Ended
	September 30, 2009	September 30, 2008
(in thousands)
Service cost	$ 234	$ 334
Interest cost	430	416
Expected return on plan assets	(410)	(491)
Amortization of prior service cost	0	0
Amortization of net loss	167	70
Net periodic pension cost	$ 421	$ 329

	Nine Months Ended
	September 30, 2009	September 30, 2008
(in thousands)
Service cost	$ 702	$1,004
Interest cost	1,290	1,304
Expected return on plan assets	(1,230)	(1,473)
Amortization of prior service cost	0	(1)
Amortization of net loss	501	153
Net periodic pension cost	$1,263	$ 987

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2008, that it expected to, and presently anticipates that it will, contribute $1.4 million to its pension plan in 2009, of which $786 thousand was contributed in the first nine months of 2009. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2009 was 6.40 percent.

Note F: (Loss) Earnings Per Share

Basic earnings (loss) per share for the three- and nine-month periods ended September 30, 2009 and 2008 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2009 and 2008 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended September 30, 2009 and 2008. The Company excluded from the calculations of diluted earnings per share 117 thousand shares and 154 thousand shares for the quarters ended September 30, 2009 and 2008, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share. The Company also excluded from the calculations of diluted earnings per share 731 thousand shares for the quarter ended September 30, 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share. These warrants were issued in December 2008.

	Three Months Ended
Basic Earnings Per Common Share	September 30, 2009	September 30, 2008
(in thousands, except per share amounts)
Net income to common shareholders	$30	$223
Weighted average common shares outstanding	17,634	17,548
Basic earnings per common share	$0.00	$0.01

	Three Months Ended
Diluted Earnings Per Common Share	September 30, 2009	September 30, 2008
(in thousands, except per share amounts)
Net income to common shareholders	$30	$223

Weighted average shares outstanding	17,634	17,548
Add: Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	-	173
Weighted average common and dilutive potential common shares outstanding	17,634	17,721
Diluted earnings per common share	$0.00	$0.01

The following tables present the (loss) earnings per share calculations for the nine-month periods ended September 30, 2009 and 2008. The Company excluded from the calculations of diluted (loss) earnings per share 119 thousand shares and 147 thousand shares for the nine-month periods ended September 30, 2009 and 2008, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share. The Company also excluded from the calculations of diluted loss per share 731 thousand shares for the nine months ended September 30, 2009, which shares were subject to warrants with exercise prices in excess of the average market value per share. These warrants were issued in December 2008. Because of the operating loss for the nine-month period ended September 30, 2009, all common stock equivalents were excluded from the diluted loss per share calculation for that period.

	Nine Months Ended
Basic Earnings Per Common Share	September 30, 2009	September 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(124,670)	$4,748
Weighted average common shares outstanding	17,612	17,535
Basic (loss) earnings per common share	$(7.08)	$0.27

	Nine Months Ended
Diluted Earnings Per Common Share	September 30, 2009	September 30, 2008
(in thousands, except per share amounts)
Net (loss) income to common shareholders	$(124,670)	$4,748

Weighted average shares outstanding	17,612	17,535
Add: Dilutive effects of assumed conversion and exercise of common stock options, warrant and restricted stock	-	154
Weighted average common and dilutive potential common shares outstanding	17,612	17,689
Diluted (loss) earnings per common share	$(7.08)	$0.27

Note G: Comprehensive (Loss) Income

The Company has classified all of its securities as available for sale. Any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes. For the nine-month period ended September 30, 2009, the net unrealized gain on these securities decreased by $1.1 million. For the nine-month period ended September 30, 2008, the net unrealized loss on these securities increased by $2.4 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized pension net periodic benefit cost of $309 thousand and $94 thousand for the nine months ended September 30, 2009 and 2008, respectively. Accordingly, for the nine-month periods ended September 30, 2009 and 2008, the Company recognized, net of related income taxes, a decrease of $736 thousand and a decrease of $1.4 million, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive income for the three-month periods ended September 30, 2009 and 2008:

(in thousands)	September 30,	September 30,
	2009	2008

Net income	$ 786	$223
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $513 and 0, respectively	(856)	-
Less: reclassification adjustment of credit portion included in net income, net of taxes of ($56) and 0, respectively	94	-
Net noncredit portion of other-than-temporary impairment losses	(762)	-
Recognized pension net periodic benefit cost, net of taxes of ($64) and ($26), respectively	103	44
Less reclassification adjustments for gains included in net income, net of taxes of $306 and $1, respectively	(511)	(2)
Net change in fair value of securities available for sale, net of taxes of ($1,326) and $374, respectively	2,210	623
Comprehensive income	$1,826	$888

The following table shows comprehensive (loss) income for the nine-month periods ended September 30, 2009 and 2008:

(in thousands)	September 30,	September 30,
	2009	2008

Net income	$(122,408)	$4,748
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $513 and 0, respectively	(856)	-
Less: reclassification adjustment of credit portion included in net income, net of taxes of ($56) and 0, respectively	94	-
Net noncredit portion of other-than-temporary impairment losses	(762)	-
Recognized pension net periodic benefit cost, net of taxes of ($193) and ($59), respectively	309	94
Less reclassification adjustments for gains included in net income, net of taxes of $1,170 and $19, respectively	(1,950)	(32)
Net change in fair value of securities available for sale, net of taxes of ($1,000) and $883, respectively	1,667	(1,472)
Comprehensive income	$(123,144)	$3,338

Note H: Segment Reporting

The Company is required to disclose certain information for its reportable operating segments. During the second quarter of 2008, we merged our two previously reportable segments, BankTrust, incorporated in the state of Alabama, and BankTrust, incorporated in the state of Florida. Because we now operate and manage as a one-bank holding company, we no longer have any reportable segments. Our corporate governance activities likewise are now directed to a single reporting banking segment.

Note I: Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2009 was $30.3 million, and that sum represents the Company's maximum credit risk. At September 30, 2009, the Company had $303 thousand of liabilities associated with standby letter of credit agreements.

Note J: Fair Value Measurement and Fair Value of Financial Instruments

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Most of the Company's available for sale securities fall into Level 2 of the fair value hierarchy. These securities are generally priced via independent service providers. In obtaining such valuation information, the Company has evaluated the valuation methodologies used to develop the fair values.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$ 1,420	$ 0	$ 1,420	$ 0
Obligations of U.S. Government sponsored enterprises	78,710	5,081	73,629	0
Obligations of states and political subdivisions	18,362	0	18,362	0
Mortgage-backed securities	205,969	44,253	161,505	211
Available-for-sale securities	$304,461	$49,334	$254,916	$211

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

(In thousands)

January 1, 2009	$ 0
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	0
Purchases, issuance, and settlements	0
Transfers into level 3	211
September 30, 2009	$211

In previous periods the securities currently measured as Level 3 securities were valued using available market data. These securities were measured using discounted cash flows at September 30, 2009 because there is not an active market for these securities.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

September 30, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$42,822	-	-	$42,822
Other Real Estate Owned	$49,860	-	-	$49,860

December 31, 2008
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$13,253	-	-	$13,253
Other Real Estate Owned	$50,902	-	-	$50,902

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans.  Thus, the fair value reflects the loan balance less the specifically allocated reserve.  Impaired loans for which no reserve has been specifically allocated are not included in the table above.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2009 and December 31, 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair values for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities. For any level 3 securities the Company generally uses a discounted cash flow methodology.

LOANS AND LEASES - For equity lines and other loans or leases with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans and leases is estimated by discounting their future cash flows using interest rates currently being offered for loans and leases with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value at September 30, 2009 has also been affected by an estimate of certain liquidity risk.

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

SHORT-TERM BORROWINGS - The fair values for these short-term liabilities are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar type borrowings.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair values.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company's financial statements at September 30, 2009 and December 31, 2008, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company's remaining on-balance sheet financial instruments as of September 30, 2009 and December 31, 2008 are summarized below.

(in thousands)	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$36,605	$36,605	$42,693	$42,693
Interest-bearing deposits	58,119	58,119	42,376	42,376
Securities available for sale	304,461	304,461	221,879	221,879
Loans and leases, net	1,448,355	1,410,169	1,503,123	1,515,484
Financial liabilities:
Deposits	$1,738,430	$1,743,169	$1,662,477	$1,668,604
Short-term borrowings	20,000	20,458	20,057	20,057
FHLB advances and long-term debt	93,087	78,597	93,341	93,950

Certain financial instruments and all non-financial instruments are excluded from fair value disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note K. FDIC Special Assessment

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC collected this assessment on September 30, 2009. For the Company, the special assessment is 5 basis points of the Bank's total assets less its Tier 1 capital. The amount of the Company's special assessment is $1.0 million and this amount was expensed in the second quarter of 2009. The FDIC may impose an additional emergency special assessment in the future, of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance. The FDIC has recently issued a proposal to collect three years of insurance premiums in advance at December 31, 2009. This proposal, if adopted, would not have a material effect on the Company's liquidity, statement of condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2008 and September 30, 2009 and significant changes in operations for the three- and nine-month periods ended September 30, 2009 and 2008.

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters. Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion. These statements can generally be identified by the use of words such as "expect," "may," "could," "should," "intend," "plan," "project," "estimate," "will," "believe," "continue," "predict," "anticipate" or words of similar meaning. The Company's ability to accurately project results or predict the future effects of its plans and strategies is inherently limited. Although Management believes that the expectations reflected in the Company's forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from the predictions set forth in the forward-looking statements. The Company's forward-looking statements are based on information presently available to Management and are subject to various risks and uncertainties, in addition to the inherent uncertainty of predictions, that may cause actual results to differ materially from the projections contained in the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contemplated include, among others:

-

the risks presented by a continued economic recession, which could continue to adversely affect credit quality, collateral values, including real estate collateral and other real estate owned, investment values, liquidity and loan originations, reserves for loan losses, charge offs of loans and loan portfolio delinquency rates;

-	we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms;
-	the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;
-

existing regulatory requirements, changes in regulatory requirements, including accounting standards, and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

-	changes in monetary and fiscal policies of the US government may adversely affect the business in which we are engaged;
-	the frequency and magnitude of foreclosure of our loans may increase;
-	the assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates may be inaccurate;
-	competitive pressures among depository and other financial institutions may increase significantly;
-	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;
-	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions or financings or capital-raising transactions;
-

we may be unable to achieve anticipated results from mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions and, integrating operations as part of these transaction; possible failures to achieve expected gain, revenue growth and/or expense savings from such transactions; and greater than expected deposit attrition, customer loss or revenue loss;

-	competitors may have greater financial resources and develop products that enable them to compete more successfully than we can compete;
-	adverse changes may occur in the capital markets; and
-	we may not be able to effectively manage the risks involved in the foregoing.

The cautionary statements in this report on Form 10-Q and the risks and uncertainties listed from time to time in the Company's public announcements and in its filings with the SEC also identify important factors and possible events that involve risks and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date such statements were made.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust's determination of its allowance for loan and lease losses is made in accordance with applicable accounting standards. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense are based on periodic reviews of the portfolio, past loan and lease loss experience, current economic conditions and such other factors which, in Management's judgment, deserve current recognition in estimating loan and lease losses.

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

Other Real Estate Owned

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Goodwill

 Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step analysis must be undertaken. The second step analysis compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

At June 30, 2009 the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009. The fair value of our enterprise at June 30, 2009 was determined using two methods. The first is a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second is an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company. These two methods provide a range of valuations that Management uses in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009 supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded in the first quarter of 2009. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.4 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009 was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009. The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily due to the increase in the projected loss for the year 2009 and the use of a higher discount rate. We used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 to compensate for increased risk due to the higher levels on non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009.

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject to refinements each quarter based on changing market conditions. The first and second quarter 2009 step 2 fair value allocations utilized consistent methodologies.

This write off of goodwill has no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.

Income Taxes

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of "other assets" in the consolidated balance sheets. The calculation of the Company's income tax expense is complex and requires the use of many estimates and judgments in its determination.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management's determination of the realization of the net deferred tax asset is based upon management's judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. While the Company has obtained the opinion of advisors that the anticipated tax treatment of these transactions should prevail and has assessed the relative merits and risks of the appropriate tax treatment, examination of the Company's income tax returns, changes in tax law and regulatory guidance may impact the treatment of these transactions and resulting provisions for income taxes. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

Financial Condition at September 30, 2009 and December 31, 2008

Overview

Total assets at September 30, 2009 were $2.036 billion, a decrease of $52.1 million, or 2.5 percent, from $2.088 billion at December 31, 2008. The decrease in total assets is due to the write-off of $97.4 million in goodwill during the second quarter of 2009. From December 31, 2008 to September 30, 2009, deposits increased by $76.0 million. We attribute this increase, at least in part, to our offering higher rates on some deposits to increase our liquidity. Brokered deposits decreased by $23.1 million. We used the proceeds from the increase in customer deposits to increase our interest-bearing deposits in other banks, which represent our overnight investments, and to increase our investment in securities available for sale. Interest-bearing deposits in other banks increased by $15.7 million and investment securities increased by $82.6 million from December 31, 2008 to September 30, 2009.

Our net interest margin for the first nine months of 2009 was 2.80 percent compared to 3.49 percent for the same period last year. Our net interest margin for the third quarter of 2009 was 2.92 percent compared to 3.25 percent for the same period last year. The general decrease in interest rates due to Federal Reserve actions, the increase in non-performing assets and rate competition for deposits all contributed to this decrease in our net interest margin.

We continue to experience the adverse effects of a severe downturn in the real estate market, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers, a significant increase in loans charged-off, a reduction in the value of real estate serving as collateral for some of our loans, and decrease in values of foreclosed real estate.  Loan demand in our Florida markets has remained weak. Our loans in central Alabama have decreased slightly due to lower demand.  Management is committed to minimizing further losses in the loan portfolio. During the second quarter we hired two seasoned veteran executives in Florida, one of whom serves as area president, to manage this market, with a charge to focus on problem assets. We also engaged a commercial real estate consultant and a local realtor to assist with the disposition of our other real estate in northwest Florida.  We have established a special assets committee to focus on credit quality in the Company's Florida markets and have assembled a team of senior credit officers charged with focusing on loan quality throughout the Company.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.534 billion at December 31, 2008 to $1.496 billion at September 30, 2009, a decrease of $37.5 million, or 2.4 percent. The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets. Although we continue to make new loans in the markets we serve, we expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in Florida and our Gulf Coast markets. The foreclosure process will allow us to more readily market and dispose of non-performing assets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the coast. In addition, we remain aggressive in moving non-performing loans through the workout process in order to minimize potential losses.

The following table shows the breakdown of loans and leases at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
(In thousands)
Commercial, Financial and Agricultural	$320,668	$349,897
Real Estate - Construction	395,373	439,425
Real Estate - Mortgage	697,615	663,423
Installment	84,828	84,787
Total Loans, Loans Held for Sale, and Leases	1,498,484	1,537,532
Unearned Discount on Leases	(3,591)	(5,204)
Unearned Loan Income and Deferred Loan Cost, Net	1,365	1,478
Total Loans, Loans Held for Sale, and Leases Net of Unearned Income and Deferred Loan Costs	$1,496,258	$1,533,806

Investment Securities

The composition of the investment portfolio by carrying amount is 0.47 percent U.S. Treasuries, 25.85 percent U.S. securities of government sponsored enterprises, 6.03 percent securities of state and political subdivisions, and 67.65 percent mortgage-backed securities at September 30, 2009. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.2 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at September 30, 2009 and December 31, 2008, was 3.74 percent and 5.26 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at September 30, 2009 and December 31, 2008, was 7.31 years and 5.46 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale decreased by $1.8 million from December 31, 2008 to September 30, 2009, primarily due to our sale of investment securities which resulted in a realized gain of $3.1 million.

The Company recorded an impairment charge related to potential credit loss of $150 thousand in the third quarter of 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company has concluded that its unrealized loss position is other-than-temporary. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.6 million and an unrealized loss of $1.2 million at September 30, 2009. The Company does not believe that any non-credit other-than-temporary impairments exist related to these investment securities. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac).

Deposits

Total deposits increased from $1.662 billion at December 31, 2008 to $1.738 billion at September 30, 2009, an increase of $76.0 million, or 4.6 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $45.4 million, or 3.7 percent. Earlier this year, we had some customers withdraw funds due to concerns about balances above FDIC insurance limits. To retain deposits, we expanded our use of the CDARS program, which allows us to offer to our customers fully insured time deposits. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2009, due to liquidity considerations, we plan to replace non-core funding sources such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature, with similar non-core funding sources, but we do not plan to increase the amount of funding from these sources. At September 30, 2009, we had $31.6 million in brokered time deposits and $52.3 million of CDARS brokered time deposits compared to $48.2 million and $58.9 million, respectively, at December 31, 2008. The decrease in CDARS brokered time deposits is due in part to some customers transferring out of the CDARS program and back into bank time deposits due to higher rates offered on bank time deposits and the increased amount of FDIC deposit insurance. Brokered deposits, including CDARS deposits, accounted for 4.83 percent of total deposits at September 30, 2009 compared to 6.44 percent at December 31, 2008. We also had FHLB advances of $58.2 million at September 30, 2009 compared to $58.5 million at December 31, 2008. We replaced one $22 million FHLB Advance in the second quarter of 2009.

The following table shows the breakdown of deposits at September 30, 2009 and December 31, 2008.

(In thousands)	September 30, 2009	December 31, 2008
Non-Interest-Bearing Demand Deposits	$225,917	$212,260
Interest-Bearing Demand Deposits	498,554	479,634
Savings Deposits	127,868	105,631
Large Denomination Time Deposits (of $100 or more)	458,801	428,291
Other Time Deposits	427,290	436,661
Total Deposits	$1,738,430	$1,662,477

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of September 30, 2009, our debt consisted of advances from the FHLB of $58.2 million, a loan from an unaffiliated bank of $20.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $848 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2008.

Beginning as of March 31, 2008 and continuing through June 30, 2009, the Company was in breach of one or more financial covenants in its loan agreement with Silverton Bank, N.A. (formerly The Bankers Bank, N.A.), which loan agreement was assumed by Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.  The current outstanding principal balance of the loan is $20 million, and the stock of our subsidiary bank is pledged as collateral. Each quarter we have obtained a waiver of these covenant breaches from Silverton or the FDIC as Receiver, as applicable.  On October 28, 2009 the FDIC as Receiver for Silverton Bank, N.A. and the Company signed an amendment to the loan agreement that modified the loan covenants in the following ways: (i) by deleting the covenant regarding the required minimum ratio of non-performing assets to the sum of total loans and other real estate owned and replacing it with a covenant that the Company's non-performing assets shall not exceed $200 million at the end of any calendar quarter; (ii) by deleting the minimum debt service coverage ratio covenant and replacing it with a covenant requiring the Company to maintain a minimum allowance for loan and lease losses for its bank subsidiary of at least 3% of its gross loans; and (iii) by modifying the covenant regarding classified assets to require that the Company's assets which are classified as "substandard" and "doubtful" shall be less than $275 million. The amendment was effective with respect to the Company's covenants commencing as of September 30, 2009, and the Company is now in compliance with all of the modified loan covenants.

Asset Quality and Allowance for Loan and Lease Losses

Non-performing assets include accruing loans and leases 90 days or more past due, restructured loans, loans and leases on non-accrual, and other real estate owned. Commercial, business and installment loans and leases are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	September 30, 2009	December 31, 2008
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$ -	$ -
Commercial and industrial loans	-	-
Consumer loans	-	1
Total accruing loans 90 days or more past due	0	1
Restructured loans
Construction, land development and other land loans	2,599
1-4 family residential loans	591
Non-farm non-residential property loans	9,177
Commercial and industrial loans and leases	3
Consumer loans	167	-
Total restructured loans	12,537	-
Loans on non-accrual
Construction, land development and other land loans	73,898	56,884
1-4 family residential loans	13,410	8,229
Multifamily residential loans	491	-
Non-farm non-residential property loans	14,035	4,298
Commercial and industrial loans and leases	4,711	2,316
Consumer loans	533	750
Other loans	85	21
Total loans and leases on non-accrual	107,163	72,498
Total non-performing loans and leases	119,700	72,499
Other real estate owned
Construction, land development and other land	45,853	46,252
1-4 family residential properties	2,352	1,638
Non-farm non-residential properties	1,655	3,012
Total other real estate owned	49,860	50,902
Total non-performing assets	$169,560	$123,401

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.00%	4.73%
Total non-performing assets as a percentage of loans, leases and other real estate owned	10.97%	7.79%

The following table contains a summary by location of non-performing assets at September 30, 2009.

(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans	$ 504	$ 2,413	$ 9,614	$ 6	$ 12,537
Non-performing loans and leases	22,837	3,088	77,520	3,718	107,163
Other real estate owned	5,350	2,259	31,424	10,827	49,860
Total	$28,691	$7,760	$118,558	$14,551	$169,560

Non-performing loans at September 30, 2009 increased by $47.2 million from December 31, 2008 primarily due to our very challenging market conditions and due to the renegotiation of $12.5 million in loans. A restructured loan is one whose terms have been modified prior to maturity. These modifications are made to accommodate the borrower. All of our renegotiated loans are accruing interest. Most of the increase in non-performing loans occurred in our Florida market. Other real estate owned decreased by $1.0 million from year-end 2008 to September 30, 2009. Since December 31, 2008 we have foreclosed on $27.791 million of loans, written-down $9.926 million of other real estate and sold $18.907 million (with losses of $1.720 million) in other real estate. We are continuing to work through very difficult real estate markets, especially in Florida and along the Alabama coast. Most of our non-performing assets are located in the northwest Florida coastal markets and consist primarily of loans for land acquisition, construction and land development.

Not included in the non-performing assets table are potential problem loans totaling $67.2 million at September 30, 2009, with a related allowance of $6.2 million. This compares with potential problem loans of $43.0 million at December 31, 2008. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest. Most of these loans are residential and commercial real estate development loans in our primary markets.

Management is continuing to closely monitor the value of real estate serving as collateral for our loans, especially in our coastal markets, due to Management's concern that the low level of real estate sales activity in those markets will continue to have a negative impact on the value of real estate collateral.  In addition, depressed market conditions have adversely impacted, and may continue to adversely impact, the financial condition of certain of our borrowers. In many situations, adverse market conditions have placed stress on borrower liquidity levels, and collateral values have declined. To increase the effectiveness of this monitoring, management has added four seasoned professionals to our Florida bank staff. Two of these individuals are workout experts, and two of these individuals are real estate professionals. Additionally, through discussions with real estate appraisers and agents and through our access to the multiple listing service, we have developed a system which applies appropriate discounts to appraisals and allows us to more accurately reflect current market conditions.

The allowance for loan losses represents Management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain the allowance for loan losses at a level believed to be adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, Management reviews the size, quality and risk characteristics of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and non-performing loans, specific known risks, the status, amounts and values of non-performing assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. Impaired loans were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan losses represented 40.02 percent of non-performing loans at September 30, 2009 and 42.3 percent of non-performing loans at December 31, 2008. The allowance for loan losses as a percentage of loans, net of unearned income, was 3.20 percent at September 30, 2009 and 2.00 percent at December 31, 2008. Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio, including non-performing loans and classified loans, and adjusting the allowance when appropriate. Management considered the allowance for loan losses adequate at September 30, 2009 to absorb probable losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan portfolio or in the need for increases in the allowance for loan losses.

Capital Resources

Our equity as a percentage of total assets at September 30, 2009 was 8.06 percent, compared to 13.86 percent at December 31, 2008. This decrease resulted primarily from the net loss reported in the first nine months of 2009, most of which was attributable to the charge for goodwill impairment. This charge has no effect on regulatory capital.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $193.2 million at September 30, 2009 and $218.0 million at December 31, 2008. Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $21.0 million at September 30, 2009 and $21.4 million at December 31, 2008. Total capital, which is Tier 1 capital plus Tier 2 capital, was $214.1 million at September 30, 2009, and $239.4 million at December 31, 2008. Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 11.65 percent and 12.92 percent, respectively, at September 30, 2009, and 12.80 percent and 14.05 percent, respectively, at December 31, 2008. Both the September 30, 2009 and December 31, 2008 ratios exceed the minimum required ratios of four percent and eight percent for Tier 1 and Total capital, respectively.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At September 30, 2009 the Bank was considered "well capitalized" by regulatory definitions.

The components of our risk-based capital calculations for September 30, 2009 are shown below:

September 30, 2009
(dollars in thousands)
Tier 1 capital-
Preferred stock	$47,454
Tangible common shareholders' equity	112,696
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	193,150

Tier 2 capital-Allowable portion of the allowance for loan losses	20,991
Total capital (Tiers 1 and 2)	$214,141

Risk-weighted assets	$1,657,390
Quarterly average assets	2,042,131
Risk-based capital ratios:
Tier 1 capital ratio	11.65%
Total capital ratio (Tiers 1 and 2)	12.92%

The Company did not declare a dividend for the fourth quarter of 2009. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of the current economic conditions, its level of non-performing assets and its net loss for the nine months ended September 30, 2009. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $227.5 million at September 30, 2009 and $144.2 million at December 31, 2008. Total deposits at September 30, 2009 were $76.0 million higher than at December 31, 2008. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 11.17 percent of total assets at September 30, 2009 compared to 6.90 percent at December 31, 2008. The net change in cash and cash equivalents for the nine-month period ended September 30, 2009 was a decrease of $6.1 million or 14.3 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates. We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $44.0 million at September 30, 2009.

At September 30, 2009, we, at the holding company level, had cash on hand to pay holding company operating expenses and to service holding company debt. Beyond cash on hand, other sources of liquidity for the holding company are dividends from the Bank and issuance of debt or equity securities.  At September 30, 2009 the Bank was, and it currently is, required to obtain permission from the its banking regulators to pay any dividends to the holding company because of the Bank's lack of retained earnings for the nine months ended September 30, 2009 and the prior two years. We are not currently paying a dividend to the Company's common shareholders. We closely monitor liquidity at the holding company level and believe we have sufficient liquidity to meet the holding company's cash requirements.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net Income

The Company recorded net income to common shareholders of $30 thousand, or $0.00 per basic and diluted common share, during the third quarter of 2009, compared to net income in the third quarter of 2008 of $223 thousand, or $0.01 per basic and diluted common share. Net income before the preferred stock dividend increased $563 thousand from the third quarter of 2008 to the same period in 2009. Quarterly average interest-earning assets increased to $1.865 billion for the third quarter of 2009 from $1.774 billion in the third quarter of 2008, an increase of $91.1 million or 5.1 percent. Our quarterly net interest margin decreased to 2.92 percent for the third quarter of 2009 from 3.25 percent for the third quarter of 2008. However, it increased from 2.65 percent in the second quarter of 2009. Net interest revenue decreased by $786 thousand, or 5.5 percent, from the three months ended September 30, 2008 to the three months ended September 30, 2009. The decrease in our net interest revenue and the decrease in our net interest margin is due primarily to the increase in our non-performing assets. Non-performing assets resulted in our net interest margin being approximately 48 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality and Allowance for Loan and Lease Losses," above. Net charge-offs in the third quarter of 2009 were $2.8 million compared to $1.0 million in the same period for 2008. The provision for loan and lease losses was $1.7 million in the third quarter of 2009, compared to $1.9 million for the comparable period in 2008. Net charge-offs for the quarter ended September 30, 2009 exceeded the provision because the Company charged-off a portion of the allowance related to certain impaired loans. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.20 percent at September 30, 2009 and 2.00 percent at December 31, 2008. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $5.7 million for the third quarter of 2009, an increase of $132 thousand from the third quarter of 2008. Net securities gains increased $664 thousand in the third quarter of 2009 compared to the same period in 2008. Service charges on deposit accounts decreased $423 thousand, or 15.1 percent from $2.8 million for the third quarter of 2008 to $2.4 million for the same period in 2009. The volume of NSF activity, fees for which are included in service charge income, has decreased; and Management believes part of this decrease is due to customers more diligently monitoring their personal accounts in this period of continued economic recession. This decrease in service charge income was offset in part by a decrease in checking account charge-offs. Trust revenue in the third quarter of 2009 was $866 thousand compared to $1,018 for the same period in 2008. Trust assets decreased from $807 million at September 30, 2008 to $790 million at September 30, 2009. The decrease in trust assets is primarily a result of the decline in the stock market and to the 2008 sale of our corporate trust accounts.

Salary and employee benefit expense decreased $711 thousand, or 9.3 percent, from the third quarter of 2008 to the third quarter of 2009. Full time equivalent employees decreased from 627 at September 30, 2008 to 588 at September 30, 2009. The decrease in salary and employee benefits and the decrease in full time equivalent employees is a result of our sale of three branches, efficiencies created by the Peoples merger and the consolidation of our banks.

Net occupancy expense was $1.6 million in the third quarter of 2009, a decrease of $183 thousand, or 10.1 percent, from the same period of 2008. Furniture and equipment expense decreased by $58 thousand, or 4.9 percent. The sale of three branches in the third quarter of 2008, efficiencies created by the Peoples merger and the consolidation of our subsidiary banks into one bank are primarily responsible for these decreases. The Company operates in 51 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate and the write-down of other real estate to its estimated fair value. Losses on other real estate owned decreased to $663 thousand in the third quarter of 2009, compared to $1.7 million in the third quarter of 2008. Other real estate carrying cost increased $425 thousand from $260 thousand in the third quarter of 2008 to $685 thousand in the third quarter of 2009. Other real estate carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $778 thousand for the quarter ended September 30, 2009 compared to $198 thousand for the same period in 2008 reflect an ongoing increase in the FDIC insurance rates in 2009. Legal fees increased $141 thousand and this increase is primarily related to cost associated with problem loan collection.

Other expense was $2.9 million for the quarter ended September 30, 2009, a decrease of $73 thousand from the third quarter of 2008. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $79 thousand for the third quarter of 2009, compared to income tax benefit of $37 thousand for the same period in 2008, reflecting an increase in taxable income.

Nine Months Ended September 30, 2009 and 2008

Net Income

The Company recorded a net loss to common shareholders of $124.7 million, or $7.08 per basic and diluted common share, during the first nine months of 2009, compared to net income in the first nine months of 2008 of $4.7 million, or $0.27 per basic and diluted common share. Our goodwill impairment expense of $97.4 million accounted for $5.53 of the per share loss in the first nine months of 2009. The goodwill impairment expense, the FDIC insurance assessment, the increase in the provision for loan losses, the losses on both the sale and further impairment write-downs of other real estate owned and the increase in non-performing assets are primarily responsible for the net loss. Average interest-earning assets increased to $1.868 billion for the first nine months of 2009 from $1.828 billion in the first nine months of 2008, an increase of $40.1 million. Net interest revenue decreased by $8.7 million, or 18.3 percent, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, due to the rapid decrease in interest rates which began in the third quarter of 2008 and to our increase in non-performing assets. Our net interest margin decreased to 2.80 percent for the first nine months of 2009 from 3.49 percent for the same period in 2008. The recent decreases in interest rates and our high level of non-performing assets have contributed to the decrease in our net interest margin. Non-performing assets resulted in our net interest margin being approximately 42 basis points lower than it would have been if these assets had been earning interest. Further interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality and Allowance for Loan and Lease Losses," above. Net charge-offs in the first nine months of 2009 were $17.7 million compared to $5.5 million in the same period for 2008. The provision for loan and lease losses was $34.9 million in the first nine months of 2009, compared to $7.2 million for the comparable period in 2008. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.20 percent at September 30, 2009 and 2.00 percent at December 31, 2008. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $17.6 million for the first nine months of 2009, an increase of $116 thousand from the first nine months of 2008. Securities gains in the first nine months were $3.1 million compared to $51 thousand for the same period in 2008. The Company recorded an other-than-temporary impairment charge related to one security of $150 thousand. Gain on sale of derivative was $1.1 million in the first nine months of 2008. Without these non-recurring gains, non-interest revenue decreased $1.7 million or 10.3 percent mainly due to the decrease in service charges on deposit accounts of $1.4 million, or 16.8 percent, from $8.4 million for the first nine months of 2008 to $7.0 million for the same period in 2009. The volume of NSF activity, fees for which are included in service charge income, has decreased; and Management believes part of this decrease is due to customers more diligently monitoring their personal accounts in this period of continued economic recession. This decrease in service charge income was offset in part by a decrease in checking account charge-offs. Trust revenue in the first nine months of 2009 was relatively unchanged.

Salary and employee benefit expense decreased $2.0 million, or 8.3 percent, from the first nine months of 2008 to the first nine months of 2009. Full time equivalent employees decreased from 627 at September 30, 2008 to 588 at September 30, 2009. The decrease in salary and employee benefits and the decrease in full time equivalent employees are a result of our sale of three branches, efficiencies created by the Peoples merger and the consolidation of our banks.

Net occupancy expense was $5.0 million in the first nine months of 2009, a decrease of $504 thousand, or 9.2 percent, from the same period of 2008. Furniture and equipment expense decreased by $601 thousand, or 16.3 percent. The sale of three branches in the third quarter of 2008, efficiencies created by the Peoples merger and the consolidation of our subsidiary banks into one bank are primarily responsible for these decreases. The Company operates in 51 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate and the write-down of other real estate to its estimated fair value. Losses on other real estate owned increased to $11.6 million in the first nine months of 2009, compared to $1.7 million in the first nine months of 2008. The write-down of several parcels of other real estate, primarily in the Northwest Florida market, accounts for most of this increase. Other real estate carrying cost increased $1.8 million from $902 thousand in the first nine months of 2008 to $2.7 million in the first nine months of 2009. Other real estate carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $3.5 million reflect an increase in the FDIC insurance rates in addition to a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment was approximately $1.0 million. In addition, the ongoing deposit insurance assessment rates increased beginning in the first quarter of 2009.

Legal fees increased $375 thousand, and this increase is primarily related to cost associated with problem loan collection. Other expense was $8.5 million for the nine months ended September 30, 2009, a decrease of $638 thousand from the first nine months of 2008. A decrease in advertising expense accounts for $186 thousand of this decrease. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax benefit was $15.4 million for the first nine months of 2009, compared to income tax expense of $2.0 million for the same period in 2008, reflecting the loss in the first nine months 2009. Goodwill impairment is not deductible for income tax purposes.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2008 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2009, the Company had standby letters of credit outstanding with maturities ranging from less than one year to over five years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2009 was $30.3 million, and that sum represents the Company's maximum credit risk. At September 30, 2009, the Company had $303 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2008 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2009. Through September 30, 2009, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended September 30, 2009 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/09-07/31/09	1,116	$2.90	0	229,951
08/01/09-08/31/09	20,061	$3.76	0	229,951
09/01/09-09/30/09	2,266	$4.12	0	229,951
Total	23,443	$3.75	0	229,951

__________________

  23,443 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

November 6, 2009	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 6, 2009	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002