Form 10-K
period 2009-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2010-03-17
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      __ to      __

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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☑	Smaller reporting
☐	☐	(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of June 30, 2009 (assuming that all executive officers, directors and 5% shareholders are affiliates): $48,872,009

Shares of Common Stock ($.01 Par) outstanding at March 11, 2010: 17,685,343

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III.

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

•	we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms;

•	the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

•
existing regulatory requirements, changes in regulatory requirements, including accounting standards, and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

•	changes in monetary and fiscal policies of the US government may adversely affect the business in which we are engaged;

•	the frequency and magnitude of foreclosure of our loans may increase;

•	the assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates may be inaccurate;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

•	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions or financings or capital-raising transactions;

•
we may be unable to achieve anticipated results from mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions and, integrating operations as part of these transaction; possible failures to achieve expected gain, revenue growth and/or expense savings from such transactions; and greater than expected deposit attrition, customer loss or revenue loss; and

•	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete

•	adverse changes may occur in the equity markets; and

•	we may not be able to effectively manage the risks involved in the foregoing.

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

Item 1.  Business

General

BancTrust Financial Group, Inc. is a bank holding company headquartered in Mobile, Alabama and incorporated in the state of Alabama. We provide a comprehensive array of traditional financial services through 41 bank offices in the southern two-thirds of Alabama and 9 bank offices in northwest Florida. We operate a subsidiary bank, BankTrust, headquartered in Mobile, Alabama, which we sometimes refer to as the “Bank”. We refer to BancTrust Financial Group, Inc. and its subsidiary as “we,” “us,” and “our” and as “BancTrust” and the “Company” throughout this Annual Report on Form 10-K.

At December 31, 2009, we had total consolidated assets of approximately $1.947 billion, total consolidated deposits of approximately $1.653 billion and total consolidated shareholders’ equity of approximately $163.8 million.

In October of 2007, we acquired The Peoples BancTrust Company, Inc. (“Peoples”), a bank holding company headquartered in Selma, Alabama that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company do not reflect the results of operations or the financial condition of Peoples prior to October 15, 2007. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38.6 million cash in connection with its acquisition of Peoples.

In August of 2008 we sold three offices in and around Tuscaloosa, Alabama that were acquired in the Peoples purchase.

In June of 2008, we merged BankTrust, our Florida banking subsidiary, into the Bank, resulting in a one bank holding company.

Our Banking Subsidiary

Through our subsidiary Bank, we offer a wide range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We also offer a full array of retail and commercial deposit products and fee-based services to support our customers’ financial needs, including checking accounts, money market accounts, savings accounts and certificates of deposit. For our commercial customers we also offer cash management services such as lock-box, sweep accounts and remote deposit. Other traditional services offered include drive-in banking and night deposit facilities, 24-hour automated teller machines, internet banking, debit and credit card services and telephone banking. We currently operate 50 bank offices.

Our Ancillary Products and Services

In addition to our traditional banking services, we offer our customers a full array of trust services through our trust department. We also offer our customers certain investment and insurance products through our Bank.

The following table sets forth information regarding our Company as of and for the year ended December 31, 2009:

Dollars in thousands
Banking offices	50
Employees	565
Loans (net of unearned income)	$1,468,588
Investments	261,834
Total assets	1,946,719
Deposits	1,653,435
Shareholders’ equity	163,798
Interest income	85,938
Net loss*	(121,295)

* Includes $97.367 million non-cash write off of goodwill

Market Areas and Competition

We offer banking services in 15 counties in Alabama and 3 counties in Florida. Trust services are offered throughout Alabama and Florida through our trust department, and investment and certain insurance products are offered to all of our markets.

The following tables set forth our Bank’s total deposits and market share by county as of June 30, 2009:

Alabama Counties	Our Number of Branches	Our Market Deposits	Total Market Deposits	Our Ranking	Market Share Percentage
	(Dollars in thousands)
Autauga	2	$88,536	$476,429	1	18.58%
Baldwin	4	62,014	3,233,227	10	1.92
Barbour	2	85,371	447,636	2	19.07
Bibb	1	31,784	175,414	3	18.12
Butler	4	84,565	293,912	1	28.77
Dallas	3	146,345	487,304	1	30.03
Elmore	4	97,859	703,496	2	13.91
Escambia	3	132,914	712,960	2	18.64
Jefferson	1	1,127	22,349,899	34	0.01
Lee	2	51,749	1,904,122	10	2.72
Marengo	2	86,481	421,576	2	20.51
Mobile	7	451,429	5,725,196	5	7.88
Monroe	2	111,993	332,156	1	33.72
Montgomery	3	69,527	6,468,054	10	1.07
Shelby	2	70,130	2,532,062	11	2.77

Florida Counties
Bay	2	$36,170	$2,472,225	13	1.46%
Okaloosa	3	43,277	3,413,323	17	1.27
Walton	4	128,806	918,162	3	14.03

The foregoing information for market deposits, ranking and market share percentage was obtained from the Federal Deposit Insurance Corporation.

The banking industry is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, finance companies, insurance companies, mortgage companies, securities brokerage firms and money market mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and new residents to our markets. Many of our competitors are larger financial institutions with substantially greater resources and lending limits such as Regions, BB&T, RBC Bank (formerly RBC Centura and which now includes Alabama National Bancorporation), Compass/BBVA and Wachovia (which is now part of Wells Fargo).

We believe our commitment to quality, personalized banking services, efficient delivery of services, competitive product pricing, convenience and personal and local contacts with our customers are factors that allow us to compete effectively with these financial institutions.

Overall Business Strategy

Our business strategy is to deliver a full range of bank and banking related products and services in a responsive and personalized manner. We strive to present a focused message to our customers, emphasizing our commitment to their interest and our markets. Our employees are expected to be actively involved in all aspects of the community in which they operate. We also maintain local advisory boards in certain of our markets to further enhance our connection to, and knowledge of, these markets. We are able to compete effectively with larger financial institutions by providing superior customer service with localized decision-making capabilities. The holding company provides corporate oversight and efficiencies in certain “back office” areas such as loan review, marketing and business development, certain personnel matters, accounting, auditing, compliance and information technology.

Strategic Plan

Our Board of Directors has adopted a comprehensive Strategic Plan for our consolidated operations. This formal plan provides strategic goals and time-frames for the accomplishments of those goals and provides our executive leadership with guidelines for the operation of our business through the year 2010. Our Strategic Plan focuses on operational aspects of our business and includes the following:

•	Growth and market expansion;

•	Financial performance and liquidity;

•	Credit culture;

•	Personnel development;

•	Management succession;

•	Technology infrastructure; and

•	Marketing and product development.

Lending Activities and Credit Administration

We originate loans primarily in the categories of commercial, commercial real estate, individual and commercial construction and consumer. We also make available to our customers fixed-rate, longer-term real estate mortgage loans in the residential real estate mortgage area. We are able to offer, through third party arrangements, certain mortgage loan products that do not require the longer-term loans to be carried on our books. These products allow us to gain the benefit of a larger variety of product offerings and have generated a significant amount of fee income for us for the last several years. These fees come from loans made for first and second home purchases, as well as from home owners who have elected to refinance their home loans. The loan portfolio mix varies throughout our market areas. Generally speaking, we make loans with relatively short maturities or, in the case of loans with longer maturities, we attempt to issue loans with floating rate arrangements whenever possible. Loans in our portfolio will generally fall into one of four categories: (1) commercial, financial and agricultural loans; (2) real estate construction loans; (3) real estate mortgage loans; and (4) installment and consumer loans. The largest component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate, whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.

Our loan portfolio at December 31, 2009 and for each of the previous four years was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$318,829	$349,897	$381,366	$196,136	$168,645
Real estate - construction	384,008	439,425	476,330	341,992	340,858
Real estate – mortgage	688,859	663,423	681,027	411,873	429,323
Consumer, installment and single pay	78,799	84,787	101,366	54,857	55,720
Total	1,470,495	1,537,532	1,640,089	1,004,858	994,546
Less: Unearned discount leases	(3,229)	(5,204)	(7,815)	0	0
Less: Deferred loan cost (unearned loan income), net	1,322	1,478	402	(123)	(1,194)
Total loans and leases	$1,468,588	$1,533,806	$1,632,676	$1,004,735	$993,352

Managing Credit Risks and Lending Policies

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, including real estate values, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate the risk of losses on loans and leases by developing and adhering to internal credit policies and procedures designed to insure that our loans and leases have a strong likelihood of repayment.

Our Board of Directors has established and annually reviews our lending policies and procedures. Our subsidiary bank has a Loan Committee that makes credit decisions based on our company-wide lending policies. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, collateral and guaranty requirements, documentation and examination procedures and follow-up procedures for any exceptions to credit policies. Loans above an established limit must be reviewed and approved by the Board of Directors or a Board-appointed Loan Committee. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. We adhere to the guidelines established by our policy and procedures and our regulators, and we regularly monitor our credit relationships for compliance.

Loan Review

We have a Loan Review Department that is part of the Internal Audit function of our Company. Our Loan Review Department reports directly to our Audit Manager. Large credit relationships are reviewed on an ongoing basis for continued financial, collateral and guarantor support. New credit offerings are reviewed for adequacy of underwriting and collateral valuation. As a result of such reviews and the ongoing loan review process, loans identified as problem loans are included on an internal watch list. These loans are continually monitored for ongoing repayment ability, collateral deterioration and adequacy of any allowance for loan losses.

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

Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 4.7% of total deposits at December 31, 2009.

Other Banking Services

We offer a full range of other products and services that give our customers convenience and account access. Such products and services include internet and telephone banking, access to funds through ATMs and debit cards, credit cards, safe deposit boxes, traveler’s checks, direct deposit and customer friendly telephone operators who direct the customer quickly to the appropriate area of the Bank. We earn fees for most of these services, including debit and credit card transactions, sales of checks and wire transfers. We receive ATM transaction fees from transactions performed outside our network by our customers.

Securities

While loans are our primary use of funds, most of our remaining liquid funds, after cash reserves, are invested in short-term securities. We invest primarily in securities issued by U.S. government sponsored enterprises, state and political subdivisions and mortgage-backed securities. We typically invest any surplus cash in the overnight federal funds market or in our account at the Federal Reserve Bank. Interest rate fluctuation, maturity, quality and concentration are all risks associated with the use of funds that we invest in securities.

Employees

As of December 31, 2009, we had 565 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

Supervision and Regulation

BancTrust and its subsidiary bank are subject to extensive state and federal banking regulations that impose restrictions on, and provide for general regulatory oversight of, their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase banks located either inside or outside of our markets in Alabama and Florida. Conversely, an adequately capitalized and adequately managed bank holding company located either inside or outside of Alabama or Florida may purchase a bank located inside Alabama or Florida. In Florida, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Florida law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and continually operating as a bank for more than three years.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective actions to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. BancTrust and its subsidiary bank were categorized as “Well Capitalized” at December 31, 2009. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2009, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.72%, a Tier 1 Capital to risk-weighted assets ratio of 13.14% and a total capital to risk-weighted assets ratio of 14.41%.

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

FDIC Insurance Assessments. The Bank is a member of the FDIC, and its deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 24 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a DIF reserve ratio of at least 1.15%. As part of an effort to remedy the decline in the ratio from recent bank failures, the FDIC, on September 30, 2009, collected a one-time special assessment of five basis points of an institution’s assets minus Tier 1 capital as of June 30, 2009. The Bank’s special assessment was $1 million, and it was expensed in the second quarter of 2009. Later in 2009, the FDIC ruled that nearly all FDIC-insured depositor-institutions must prepay their estimated DIF assessments for the next three years on December 30, 2009. The Company’s FDIC assessment prepayment was $14.741 million, which we paid on December 30, 2009.  This ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of 3 cents per $100 of covered deposits effective January 1, 2011. The ruling did not affect how the Bank determines and recognizes its expense for deposit insurance.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and was approximately 1 cent per $100 of assessable deposits in 2009. These assessments will continue until the debt matures in 2017 through 2019.

Effective November 21, 2008 and until June 30, 2010, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program (TLG Program). Provided an institution does not opt out of the TLG Program, the FDIC fully guarantees funds deposited in noninterest-bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than .50 percent if the institution has committed to maintain the interest rate at or below that rate. A separate assessment was imposed for this expanded coverage. The Bank did not opt out of the TLG Program.

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

Anti-Tying Restrictions. Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these arrangements on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2009, our ratio of total capital to risk-weighted assets was 13.08% and our ratio of Tier 1 Capital to risk-weighted assets was 11.81%. Both ratios were significantly above the minimum regulatory guidelines.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our leverage ratio was 9.73%, significantly above the minimum leverage ratio guidelines. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  In order to maintain our capital at acceptable levels we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock, incurring additional debt or modifying or refinancing existing debt, or reducing our capital position by purchasing or redeeming our outstanding securities.

Payment of Dividends

BancTrust is a legal entity separate and distinct from our subsidiary Bank. Our principal source of cash flow, including cash flow to pay dividends to our common shareholders and to holders of the preferred stock we issued to the United States Treasury, is dividends from our Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, and there are statutory and regulatory limitations on our ability to pay dividends to our shareholders. We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock.

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

In addition to the limitations on our ability to pay dividends under Alabama law, FDIC and Federal Reserve Board regulations, our ability to pay dividends on our common stock is also limited by our participation in the U.S. Treasury’s Capital Purchase Program. Prior to December 19, 2011, unless we have redeemed the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, liquidation preference $1,000 per share issued to the U.S. Treasury, or the U.S. Treasury has transferred the preferred stock to a third party, the consent of the U.S. Treasury must be received before we can pay a regular quarterly common stock dividend in excess of $0.13 per share. Furthermore, if we are not current in the payment of quarterly dividends on the preferred stock, we can not pay dividends on our common stock.

At December 31, 2009, our subsidiary Bank was unable to pay dividends without regulatory approval.  We requested and received approval for the Bank to pay a $2.0 million dividend to BancTrust in the first quarter of 2010.

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

FDIC Temporary Liquidity Guarantee Program. BancTrust and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC would have guaranteed certain of our senior unsecured debt, and it insures non-interest bearing transaction account deposits at BankTrust. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at BankTrust are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest. We did not issued any debt guaranteed under the TLGP.

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

American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions such as BancTrust participating in the TARP Capital Purchase Program.  These limits are in addition to those previously announced by the Treasury and apply until the institution has repaid the Treasury.

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

Public – Private Partnership Investment Program.  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•
The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•
The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

Check 21. The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

Proposed Legislation and Regulatory Action.

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled "Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation" (the "Proposal") which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency ("CFPA") would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a "floor" and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that incentive compensation policies of banking organizations don't undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangement should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company. These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments of those reports, filed with or furnished to the SEC are available on our website at www.banktrustonline.com by following the “Investor Relations” tab and then clicking on the link to “Financial Information.” These documents are made available free of charge on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

BancTrust Financial Group, Inc.
Attn: F. Michael Johnson
100 St. Joseph Street
Mobile, Alabama 36602
(251) 431-7800

You may also read and copy any document we file with the SEC at the SEC’s public reference room at 100 F. Street NE, Washington D.C. 20549.  You can also obtain copies of the documents upon payment of a duplicating fee to the SEC.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as we do.  Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

W. Bibb Lamar, Jr. — age 66(1) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh — age 61(2) Executive Vice President (since 2004)	None

F. Michael Johnson — age 64(3) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Bruce C. Finley, Jr. — age 61(4) Executive Vice President and Senior Lending Officer (since 2004)	None

Edward T. Livingston — age 63(5) Executive Vice President (since 2007)	None

(1)	Chief Executive Officer and Director, since 1989, and Chairman, since 1998, the Bank. Previously: President (1989-1998), the Bank; Director (1998-2007), BancTrust Company, Inc.

(2)
Market President, Southern Division, Alabama, the Bank, since 2009. Previously: Market President, Florida, the Bank (2008 - 2009). Chief Executive Officer and Director of BankTrust-Florida (2005-2008); President, Chief Operating Officer and Director (1998 - 2005) of the Bank.

(3)	Executive Vice President and Cashier, since 1986, the Bank.

(4)	Executive Vice President of the Bank, since 1998. Previously: Senior Loan Officer (1998-2004), the Bank.

(5)	Central Division President, the Bank, since 2007. Previously: Market President, Brewton, the Bank, (2002-2007).

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, and additional risks and uncertainties not presently known to us or that we deem to be less significant may also impair our financial condition and results of operations.

We have a $20 million note payable due in October of 2010, and we may not be able to refinance, renew or raise sufficient capital to repay the note.

BancTrust’s $20 million note payable secured by the stock of the Bank matures in October of 2010. In order to satisfy this obligation, BancTrust must either complete an equity offering prior to maturity in a sufficient amount to enable repayment, renew the note payable or obtain a new loan. The FDIC as Receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal of the note would require FDIC approval. In addition, we are required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or refinancing or modifying the terms of our existing debt instruments.  We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we will seek FDIC and Federal Reserve approval for a renewal of the note if the capital markets are not receptive to such an offering by October 2010.    We intend to also pursue a new loan, the proceeds of which would be used to repay the FDIC as Receiver for Silverton Bank; however, we believe obtaining such a loan in the near term on acceptable terms is unlikely based on current banking industry and economic conditions and our recent financial performance.   Management will continue to analyze its options for repayment, renewal or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe; however, as noted above, some of the factors upon which our ability to repay this note depends are beyond our control.  Failure to timely repay or replace this note would have a material adverse effect on BancTrust.

We are required to obtain regulatory approval in order to obtain funds from our subsidiary necessary to meet our obligations and in order to declare dividends on our preferred stock.

BancTrust’s ability to pay its commitments as they come due is largely dependent upon dividends from its subsidiary Bank. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta.  The Bank requested and received permission to pay a dividend in the amount of $2 million to BancTrust in the first quarter of 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management plans to request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its commitments.  We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part, and BancTrust’s inability to meet its commitments would have a material adverse effect on the Company.

Our businesses have been and will likely continue to be adversely affected by recent and current conditions in the financial markets and economic conditions generally.

Continued declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including financial institutions.

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

While most economists generally agree that the U.S. economy has stabilized, it remains unclear whether a sustainable recovery is underway. Uncertainties in the financial markets continue to present significant challenges, particularly for the financial services industry. As a financial services company, our operations and financial condition are significantly affected by general economic and market conditions.

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

Continued weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

•	An impairment of certain intangible assets;

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

In the case of a company such as BancTrust that sold preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program, the ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next twenty highest paid employees. These restrictions may prevent BancTrust from being able to create a compensation structure that permits it to attract key employees and retain its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.

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

We may not declare a dividend on your common stock.

Historically, BancTrust has paid a cash dividend on your common stock; however, we did not pay cash dividends in the third and fourth quarters of 2009.  Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In addition, the payment of dividends may be affected by Alabama law, FDIC and Federal Reserve Board regulations.  Not declaring dividends could adversely affect the market price of our common stock. Also, participation in the TARP Capital Purchase Program limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail below. At January 1, 2010, the Bank could not declare a dividend without the approval of regulators. We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock.

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company's business.

        There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for probable loan losses to provide for losses inherent in the loan portfolio. The allowance for probable loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant statement of condition date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for probable loan losses is adequate at December 31, 2009.

We operate in a highly competitive market which may have an impact upon our success.

The banking business is highly competitive, and we experience competition in each of our markets from many other financial institutions. Recent mergers, divestitures, and de-novo branching in our markets, particularly in our Mobile market, have affected competition. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other financial institutions and from new residents to our markets. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Many of our competitors are well-established larger financial institutions that have greater resources and lending limits than we do. Our success in maintaining or increasing market share depends in part on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to utilize new technologies and other means to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. Our competitors may introduce new products or services embodying new technologies which may cause our current technology or systems to be considered obsolete. Our future success in gaining market share may depend, in part, on our ability to use technology competitively and to provide products and services that provide convenience to our customers and create additional efficiencies in our operations.

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

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.  The likelihood and severity of such events may be increased by climate change.

Our market areas in Alabama and Florida are susceptible to hurricanes. This coastal region experienced major hurricanes in 2004 and 2005. Some experts predict that the likelihood and severity of severe storms may increase as a result of climate change.  The psychological impact of these storms, the high cost of and, in some cases, lack of property insurance, an over-supply of housing and investment properties along with changing property values and higher taxes over recent years slowed the economic growth in these areas. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by these hurricanes or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

If the value of real estate in our markets remain materially depressed, a significant portion of our loan portfolio could become or remain under-collateralized, which could have a material adverse effect on us. Additionally, if real estate values remain depressed or decline further, we could be required to write down the values of our Other Real Estate Owned.

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

In addition to considering the financial strength and cash flow characteristics of our borrowers, the Bank often secures loans with real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate values in our markets remain depressed for an extended period or if we are required to liquidate collateral to satisfy a debt during this period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, a decline in real estate prices negatively affects the carrying value of our other real estate owned, which has increased significantly in recent years.  Such decreases in real estate values could adversely affect our earnings and capital.

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

Failure to realize our deferred tax asset could have a material adverse effect on our earnings and capital.

BancTrust records income taxes in accordance with accounting principles generally accepted in the United States, which require the use of the asset and liability method. During 2009, our net deferred tax assets increased $7.6 million, primarily due to  differences between our provision for loan losses, net loan charge-offs, and write-downs of foreclosed real estate for financial reporting compared to income tax return reporting. At December 31, 2009, the Company had net deferred tax assets of $7.3 million.  Accounting principles require that we assess whether a valuation allowance should be established with respect to our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The Company's management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative, because it requires the future occurrence of circumstances that cannot be predicted with certainty. We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset, and, therefore, we may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, it would require us to incur a charge to operations that could have a material adverse effect on our earnings and capital position.

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

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance. The recent liquidity crisis and the loss of confidence in financial institutions may limit our access to some of our customary sources of capital. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our future capital needs could result in dilution of our shareholders’ equity.

Our board of directors may determine from time to time there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities.  These issuances would likely dilute the ownership interests of our shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise future capital may depend on our ability to obtain shareholder approval for an increase in authorized shares of common stock.

We currently have 30,734,536 common shares available for issuance, consisting of 30,478,976 authorized but unissued shares and 255,560 treasury shares.  In the event that our board of directors decides to raise capital through an offering of common stock, we may have to increase the number of authorized shares of the Company’s common stock so that there will be a sufficient number of shares available for sale to complete the offering.  In order to increase the number of authorized shares, the Company will have to have a meeting of its shareholders to approve an amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock.  At the meeting, the amendment will have to be approved by the affirmative vote of a majority of the shares entitled to vote.  In the event that the proposed amendment is not approved, the Company will not be able to complete an offering of common stock for a number of shares in excess of the shares of common stock currently available for issuance.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters occupy an approximately 30,000 square foot facility located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602. We lease this entire facility, which also houses the headquarters of the Bank. The current term of the lease for this building expires on December 31, 2010. We have an option to extend this lease for one additional term of five years. In addition to our corporate headquarters, we operate 50 office or branch locations in Southern and Central Alabama and Northwest Florida, of which 42 are owned and 8 are subject to either building or ground leases. We also own a building in downtown Mobile and a building in Selma that we use as operations centers. We paid annual rents in 2009 of approximately $469 thousand. At December 31, 2009, there were no significant encumbrances on our offices, equipment or other operational facilities.

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

At December 31, 2009, the Company had approximately 5,237 shareholders, including 1,704 of record and 3,533 shareholders in nominee accounts of its common stock and 1 holder of record of its preferred stock.

The following chart provides the high and low sales price and the cash dividend declared on the Company’s common stock for each quarter in 2009 and 2008.

	High	Low	Cash Dividends Declared Per Share
2009
Fourth quarter	$3.96	$2.54	$0.000
Third quarter	4.27	2.50	0.000
Second quarter	7.65	2.74	0.010
First quarter	14.95	3.89	0.025
2008
Fourth quarter	$14.90	$7.40	$0.13
Third quarter	16.85	5.71	0.13
Second quarter	12.72	6.32	0.13
First quarter	13.23	9.63	0.13

The Company did not declare a dividend for the third and fourth quarters of 2009. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value. The Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock.

While any preferred stock is outstanding, the Company may pay dividends on its common stock and redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the preferred stock are fully paid (See “Sales of Unregistered Securities,” below). Prior to the third anniversary of the U.S. Treasury’s purchase of the preferred stock, unless the preferred stock has been redeemed or the U.S. Treasury has transferred all of the preferred stock to third parties, the consent of the U.S. Treasury will be required for the Company to (1) increase its quarterly  common stock dividend above its third quarter 2008 amount of $0.13 per share or (2) repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Company’s agreement with the U.S. Treasury.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2009 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	107,527	(1)	$14.85	268,869	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

	Weighted-Average
Restricted Stock Plan Category	Number of Securities Issued	Market Value of Shares Issued
Equity compensation plans approved by security holders	51,205	$9.53	(3)
Equity compensation plans not approved by security holders	N/A	N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.

(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.

(3)	Represents the average of the closing bid and ask price on the date of issue.

Sales of Unregistered Securities

None.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2009, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002, and the aforementioned preferred stock sold to the U.S. Treasury restricts the repurchase of common shares while such preferred shares are outstanding.

The Company makes repurchases from time to time to fund its deferred compensation plan for directors. The following table provides information about purchases by BancTrust during the quarter ended December 31, 2009 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
10/01/09-10/31/09	1,595	$3.10	0	229,951
11/01/09-11/30/09	2,944	$3.14	0	229,951
12/01/09-12/31/09	0	$0.00	0	229,951
Total	4,539	$3.13	0	229,951

(1)	4,539 shares of common stock were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

	At and for the Year Ended December 31,
	2009	2008	2007(1)	2006(1)	2005(1)

RESULTS OF OPERATIONS:	Dollars and shares in thousands, except per share amounts.
Interest revenue	$85,938	$108,092	$104,025	$88,188	$72,905
Interest expense	32,075	47,188	50,245	35,923	20,861
Net interest revenue	53,863	60,904	53,780	52,265	52,044
Provision for loan losses	37,375	15,260	12,435	4,594	5,725
Non-interest revenue	22,920	22,955	15,156	11,644	10,987
Non-interest expense	175,732	67,638	48,308	39,726	37,262
Income (loss) from continuing operations before income taxes	(136,324)	961	8,193	19,589	20,044
Income tax (benefit) expense	(15,029)	(295)	2,007	6,303	6,767
Income (loss) from continuing operations	(121,295)	1,256	6,186	13,286	13,277
Income from discontinued operations before income taxes	0	0	0	0	575
Gain on sale of discontinued operations before income taxes	0	0	0	0	2,411
Total income from discontinued operations before income taxes	0	0	0	0	2,986
Income tax expense from discontinued operations	0	0	0	0	1,144
Income from discontinued operations	0	0	0	0	1,842
Net income (loss)	(121,295)	1,256	6,186	13,286	15,119
Effective preferred stock dividend	3,026	111	0	0	0
Net income (loss) available to common shareholders	$(124,321)	$1,145	$6,186	$13,286	$15,119
PER SHARE DATA:
Basic earnings (loss) per common share	$(7.06)	$0.07	$0.49	$1.19	$1.36
Diluted earnings (loss) per common share	$(7.06)	$0.06	$0.49	$1.17	$1.35
Basic earnings (loss) per common share from continuing operations	$(7.06)	$0.07	$0.49	$1.19	$1.19
Diluted earnings (loss) per common share from continuing operations	$(7.06)	$0.06	$0.49	$1.17	$1.19
Basic earnings (loss) per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.17
Diluted earnings (loss) per common share from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.16
Cash dividends declared per common share	$0.035	$0.52	$0.52	$0.52	$0.52
Book value per common share	$6.59	$13.80	$14.26	$12.41	$11.79
Common shares outstanding	17,634	17,555	17,497	11,166	11,113
Basic average common shares outstanding	17,617	17,540	12,521	11,151	11,104
Diluted average common shares outstanding	17,617	17,695	12,704	11,308	11,188

	At and for the Year Ended December 31,
	2009	2008	2007(1)	2006(1)	2005(1)
	Dollars and shares in thousands, except per share amounts.
SUMMARY BALANCE SHEET DATA:
Total assets	$1,946,719	$2,088,177	$2,240,094	$1,353,406	$1,306,054
Loans, net of unearned income	1,468,588	1,533,806	1,632,676	1,004,735	993,352
Deposits	1,653,435	1,662,477	1,827,927	1,104,129	1,041,845
Investments	261,834	221,879	245,877	118,498	132,354
Federal funds sold	0	0	59,400	62,500	32,000
FHLB advances and long-term debt	93,037	113,398	137,341	95,521	110,057
Short-term borrowings	20,000	0	4,198	4,120	8,595
Preferred stock	47,587	47,085	0	0	0
Common shareholders’ equity	116,211	242,303	249,520	138,523	131,039
Intangible assets	6,827	106,844	108,621	44,947	45,754
Tangible shareholders’ equity	156,971	182,544	140,899	93,576	85,285
AVERAGE BALANCES:
Total assets	$2,083,618	$2,116,424	$1,558,040	$1,297,550	$1,270,183
Earning assets	1,852,989	1,812,114	1,381,358	1,151,209	1,104,062
Loans	1,507,864	1,560,017	1,147,714	999,034	952,701
Deposits	1,725,750	1,705,628	1,277,597	1,042,228	1,001,411
Common shareholders’ equity	176,450	248,051	163,121	136,343	127,459
Shareholders’ equity	223,758	249,725	163,121	136,343	127,459
PERFORMANCE RATIOS:
Return on average assets	-5.82%	0.06%	0.40%	1.02%	1.19%
Return on average equity	-70.46%	0.46%	3.79%	9.74%	11.86%
Net interest margin (tax equivalent)(2)	2.93%	3.40%	3.95%	4.61%	4.80%
ASSET QUALITY RATIOS:
Nonperforming assets to total assets	9.13%	5.91%	2.26%	1.29%	0.55%
Allowance for loan losses to total loans, net of unearned income	3.13%	2.00%	1.46%	1.63%	1.41%
Net loans charged-off to average loans	1.47%	0.51%	1.02%	0.23%	0.14%
Allowance for loan losses to non-performing loans	36.59%	42.32%	65.99%	100.74%	207.23%
CAPITAL RATIOS:
Tier 1 leverage ratio(3)	9.73%	11.09%	8.86%	10.02%	8.40%
Tier 1 risk-based capital	11.81%	12.80%	9.60%	11.51%	9.70%
Total risk-based capital	13.08%	14.05%	10.84%	12.77%	10.95%
Average common shareholders’ equity to average total assets	8.47%	11.72%	10.47%	10.51%	10.03%
Dividend payout ratio	N/A	742.86%	106.12%	43.70%	38.24%
OTHER DATA:
Banking locations	50	51	54	31	29
Full-time equivalent employees	565	621	686	419	396

(1)
In October of 2007, we acquired The Peoples BancTrust Company, Inc., and we have accounted for this acquisition under the purchase accounting method. Under the purchase accounting method, the financial statements do not reflect results of operations of the financial condition of Peoples prior to October 15, 2007. Refer to Note 2 in the consolidated financial statements, “Business Combinations” for additional information about this transaction.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis reviews our results of operations and assesses our financial condition. The purpose of this discussion is to focus on information about us that is not otherwise apparent from the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Report on Form 10-K. Reference should be made to those financial statements and the selected financial data presented elsewhere in this Report on Form 10-K for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future periods.

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

Executive Summary

The year ended December 31, 2009 was extremely tumultuous for the U.S. economy and, more specifically, for the financial services industry. Real estate values continued to deteriorate, providing a catalyst for declining valuations across nearly all asset classes, including loans, foreclosed real estate and securities. Property value declines, which began in late 2007, continued to decline throughout 2009. While BancTrust did not have material exposure to many of the issues that plagued the industry (e.g., sub-prime loans, structured investment vehicles, collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses.

We reported a net loss available to common shareholders in 2009 of $124.3 million, or $7.06 per diluted common share, compared with net income available to common shareholders of $1.1 million, or $0.06 per diluted common share, for 2008.  The 2009 results included a $97.4 million ($5.53 per diluted share) non-cash write-off of goodwill. The earnings were further reduced by preferred stock dividends of $3.026 million, or $0.17 per common share, in 2009 and $111,000, or $0.01 per common share, in 2008.

Net interest income declined 11.6% to $53.9 million in 2009 compared with $60.9 million in 2008.  The decline in interest income was due primarily to a 47 basis point decrease in the net interest margin to 2.93% in 2009 compared with 3.40% in 2008. BancTrust’s increase in non-performing assets over the past year also contributed to the decline in net interest income and net interest margin.

The 2009 provision for loan losses was $37.4 million compared with $15.3 million in the 2008 period.  The increase in the provision since last year was due primarily to increased charge-offs and a higher level of criticized and non-performing loans in our coastal markets.  Net charge-offs were $22.2 million in 2009 compared with $8.0 million in 2008.   Non-performing assets totaled $177.6 million at December 31, 2009, compared with $123.4 million at December 31, 2008.

We significantly increased our 2009 provision for loan losses in response to increasing criticized and non-performing assets, primarily in our coastal markets.  We believe the additional provisions were warranted in light of economic conditions and continued downward pressure on real estate collateral values. Although we believe our allowance is adequate at year-end 2009 to cover projected loan losses, future changes in housing values, financial condition of borrowers, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods. We remain focused on credit quality to protect our future earnings and capital base.

Non-interest income was flat at $22.9 million for 2009 and 2008.  The 2009 results included a $3.3 million increase in security gains offset partially by decreased trust department revenue and service charges.  The 2008 results included a $1.1 million gain on the sale of an interest rate floor contract.

Non-interest expense, excluding the $97.4 million charge for goodwill impairment, increased to $78.4 million in 2009 compared with to $67.6 million in 2008. The increase was due to a $9.8 million increase in loss/write down on other real estate owned, or OREO, a $3.7 million increase in FDIC insurance costs and special assessment, and a $2.0 million increase in carrying costs related to OREO compared with 2008.

Our market areas continue to be impacted by bank merger activity and the unprecedented market events within the financial services industry. We remain focused on providing our customers with personal attention and services to support their financial requirements. We believe we are in an excellent position to take advantage of the changes in the banking markets by leveraging our strong capital base to fund future loan growth as the economy recovers.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Bank. The following table contains selected data related to our subsidiary Bank:

Number of Locations	Market Area Counties	Total Assets at December 31, 2009
		(In thousands)
50	Autauga, Baldwin, Barbour, Bibb, Butler, Dallas, Elmore, Escambia, Jefferson, Lee, Marengo, Mobile, Monroe, Montgomery, Shelby, in Alabama and Bay, Okaloosa, Walton in Florida	$1,942,845

We offer a broad range of financial services to our customers, including retail banking, trust, insurance and securities services and products, through the Bank, our trust department and a financial services subsidiary of the Bank.

Like most community banks, we derive the majority of our revenue from the interest we earn on our loans and investments, and our greatest reoccurring expense is the interest we pay on interest-bearing deposits and borrowings. Consequently, one of the key measures of our success is our net interest income, which is the difference between the revenues we earn on our interest-earning assets, such as loans and investments, and the expenses we pay on our interest-bearing liabilities, such as interest-bearing deposits and borrowings. Another key measure of our success is our net interest margin, or the difference between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Effect of Economic Trends

In 2004, many economists believed the economy was beginning to show signs of strengthening, and the Federal Reserve, after several years of low interest rates, increased the federal funds interest rate by 125 basis points and by an additional 200 basis points during 2005. In mid-2006 the Federal Reserve stopped increasing rates, and problems in the sub-prime real estate market began to appear later in the year. In 2007 problems in the sub-prime real estate market began to intensify, and problems in the debt markets in general began to appear. In August of 2007, the Federal Reserve began reducing interest rates in an effort to combat the economic effects of the debt problems. The interest rate reductions accelerated throughout 2008. In 2009, rates remained steady at a relatively low level. Along with the sub-prime problems, the national real estate market continued to experience a general reduction in sales and values of homes and commercial real estate. While these problems have affected wide areas of the United States, they have been amplified in our coastal markets in Florida and Alabama by the continuing market disruption caused by major hurricanes in 2004 and 2005. Our urban markets such as Mobile, Montgomery and Birmingham have not been as severely affected; however deterioration has occurred in all of our markets.  An increase in unemployment has exacerbated these problems.

The specific economic and credit risks associated with our loan portfolio, especially the real estate loan portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral values, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for construction, whether the builders can sell the home to buyers and whether buyers can obtain permanent financing. Until mid-2005, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets increased, and employment trends in our market areas were favorable. We experienced a slowdown in loan demand in our coastal markets in the Fall of 2005 which has continued through 2009. The most likely reason for the slowdown initially was the effects of hurricanes in 2004 and 2005 along the Gulf Coast, especially Hurricane Katrina in August of 2005. The sub-prime problem, resulting in a deep recession, combined with the collapse of the real-estate market in some areas, has intensified the problems along the Gulf Coast. We increased significantly the provision for loan losses in 2009 as a result of the deterioration in the real estate market, the higher level of criticized and non-performing loans and the continuing uncertainty regarding economic conditions in the markets in which we operate.

The year 2009 was marked by severe recession. Financial and credit markets continued to decline sharply, building on issues that began in the sub-prime mortgage market in the second half of 2007 and which led to significant declines in real estate and home values. Consumer confidence across all sectors of the economy has declined.  These conditions were accompanied by a further deterioration in the labor market and rising unemployment, all of which contributed to continued market volatility as economic fears and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected capital and earnings of most financial institutions. Financial institutions experienced significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions.

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

ARRA, among other things, amended the terms of the TARP and imposed certain additional conditions and requirements on participating institutions such as BancTrust. However, it also loosened the limitations on redemption by allowing affected institutions to repay TARP proceeds at any time, subject to approval of the participating institution’s primary regulator.

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

While there are signs that the recession is beginning to recede, unemployment remains high and strained economic conditions are expected to continue in 2010. As a result, financial institutions like BancTrust continue to experience higher than historical rates of credit losses and higher levels of non-performing assets, charge-offs and foreclosures.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2009 included in this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of what we deem to be our critical accounting policies is set forth below.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan portfolio. Loans are charged off against the allowance for loan losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan losses is determined in accordance with GAAP and other regulatory guidance. The amount of the allowance for loan losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan losses.

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

At June 30, 2009 the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009.   The fair value of our enterprise at June 30, 2009 was determined using two methods. The first was a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second was an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009 supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.4 million in the second quarter of 2009 to write off all of its goodwill.

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

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject only to minor refinements each quarter. These refinements had no material impact on the analysis.  The Company performed two step 2 tests in 2009, once at the end of the first quarter and again at the end of the second quarter. The Company used similar assumptions and methodologies in each of these tests.

This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At December 31, 2009, the Company had no goodwill.

Other Real Estate Owned Valuation

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and the carrying value of other real estate owned is adjusted when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and term of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If not met, sale and gain recognition would be deferred.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. The Company considers the scheduled reversal of deferred tax credits, available tax carrybacks, tax planning strategies, and expected future taxable income in this assessment.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.

Financial Condition

2007 Acquisition

In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. (“Peoples”). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables shown in this section do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the following financial statements and tables are less useful in comparing 2009, 2008 and 2007 to other years shown.

Average Assets and Liabilities

Average assets in 2009 were $2.1 billion, relatively unchanged from 2008. Average loans in 2009 were $1.508 billion compared to $1.560 billion in 2008.

Average loans net of the loan loss reserve were $1.466 billion in 2009 compared to $1.535 billion in 2008. The decrease was a result of the weak economy’s effect on loan demand and the transfer of some loans to OREO through the foreclosure process. During 2009 we concentrated our efforts on improving loan quality rather than on growing loans and we expect this policy to continue at least through the first half of 2010 due to the soft economy. Compared to 2008, average investment securities in 2009 increased $28.6 million and average interest-bearing deposits increased $83.3 million, both of which increases were funded by the increase in average deposits and the decrease in average loans.  As liquidity concerns moderated somewhat in mid-2009, we increased the size of the investment portfolio in order to increase our yield on earning assets.

Average deposits in 2009 were $1.726 billion compared to $1.706 billion in 2008. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings and a note payable secured by the stock of our subsidiary bank. In December 2006, we issued an additional $15 million of trust preferred securities. Part of the funds were used to pay off a bank loan, and the remaining proceeds were used for general corporate purposes. In October of 2007, in order to complete the purchase of Peoples, we obtained a term bank loan in the amount of $38 million. In December 2008 we issued $50 million worth of preferred stock to the U.S. Treasury and used $18 million of the proceeds to pay down the bank loan.

Our average equity as a percent of average total assets in 2009 was 10.74 percent, compared to 11.80 percent in 2008. Average equity in 2009 and 2008 included approximately $56 million and $108 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Average Assets
Cash and due from banks	$36,370	$54,268	$46,926	$46,423	$46,262
Federal funds sold	0	18,883	67,947	26,171	13,918
Interest-bearing deposits	92,563	9,262	23,248	370	241
Securities available for sale	252,562	223,952	142,449	125,634	137,202
Loans, net	1,466,033	1,534,931	1,127,813	984,219	942,034
Premises and equipment, net	81,514	87,285	56,480	44,038	38,773
Accrued income receivable	6,918	9,550	8,938	7,494	5,947
Other real estate owned, net	51,997	39,126	4,288	593	394
Intangible assets, net	56,163	108,285	57,293	45,364	46,127
Cash surrender value of life insurance	16,100	15,464	7,217	5,053	4,832
Other assets	23,398	15,418	15,441	12,191	2,855
Assets related to discontinued operations	0	0	0	0	31,598
Average Total Assets	$2,083,618	$2,116,424	$1,558,040	$1,297,550	$1,270,183
Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$212,729	$221,781	$174,867	$180,008	$207,091
Interest-bearing demand deposits	496,429	554,562	369,475	254,531	245,605
Savings deposits	119,823	109,834	84,102	92,319	119,874
Time deposits	896,769	819,451	649,153	515,370	428,841
Total deposits	1,725,750	1,705,628	1,277,597	1,042,228	1,001,411
Short-term borrowings	20,032	3,306	3,321	9,607	17,735
FHLB advances and long-term debt	93,164	135,823	99,687	99,270	83,358
Other liabilities	20,914	21,942	14,314	10,102	11,403
Liabilities related to discontinued operations	0	0	0	0	28,817
Shareholders’ equity	223,758	249,725	163,121	136,343	127,459
Average Total Liabilities and Shareholders’ Equity	$2,083,618	$2,116,424	$1,558,040	$1,297,550	$1,270,183

Loans

Our ability to grow our loan portfolio has been impacted by additional downward pressure placed on the real estate market, especially in our coastal markets, as reduced demand has driven the steep decline in real estate prices. Loan growth   continued to be strong into mid-2005 as economic conditions in our markets were good. After the 2005 hurricane season and Hurricane Katrina in September of that year, loan demand in our markets directly on the Gulf of Mexico slowed considerably. We believe the psychological effects of the storms of 2004 and 2005, as well as severe problems in the property insurance industry and overall economic decline, contributed to the slowdown in loan demand throughout our coastal markets that began in late 2005. The severe recession that followed the collapse of the sub-prime market made the problem worse.  Our average loan-to-deposit ratio was 87 percent in 2009, 91 percent in 2008 and 90 percent in 2007. Our loan-to-deposit ratio at year-end 2009 was 89 percent compared to 92 percent at year-end 2008 and 89 percent at year-end 2007.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2009, $841 million, or 57 percent, mature within one year or otherwise reprice within one year. Net interest revenue and net interest margin decreased in 2009 and were affected, in part, by higher levels of non-performing loans and OREO. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have the capacity to generate significant fee income, especially during periods of relatively low mortgage rates. These fees have come from first and second home purchases as well as from home refinancing volume. Mortgage loan origination volume in several of our markets has declined due to the downturn in the national housing market. Refinancing and new sales volume in all of our markets has slowed. The return to lower mortgage rates in the last half of 2008 has helped to offset some of the decrease in volume caused by the recession.

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2009, and at year-end for each of the previous four years. Included in commercial, financial and agricultural loans in 2009 are $23.1 million in commercial leases acquired in the Peoples merger. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS AND LEASES BY CATEGORY

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$318,829	$349,897	$381,366	$196,136	$168,645
Real estate — construction	384,008	439,425	476,330	341,992	340,858
Real estate — mortgage	688,859	663,423	681,027	411,873	429,323
Consumer, installment and single pay	78,799	84,787	101,366	54,857	55,720
Total	1,470,495	1,537,532	1,640,089	1,004,858	994,546
Less: Unearned discount leases	(3,229)	(5,204)	(7,815)	0	0
Less: Deferred loan cost (unearned loan income), net	1,322	1,478	402	(123)	(1,194)
Total loans and leases	$1,468,588	$1,533,806	$1,632,676	$1,004,735	$993,352

Table 3

SELECTED LOANS AND LEASES BY TYPE AND MATURITY

	December 31, 2009 Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$177,942	$127,760	$13,127	$318,829
Real estate — construction	278,233	85,123	20,652	384,008
Real estate — mortgage	173,690	387,055	128,114	688,859
	$629,865	$599,938	$161,893	$1,391,696
Loans maturing after one year with:
Fixed interest rates		$434,527	$53,328
Floating interest rates		165,411	108,565
		$599,938	$161,893

Loan Portfolio Development

Total loans at December 31, 2009 were down $67.0 million from December 31, 2008.  Most of the decrease was within the construction, land, and land development portfolio.  Economic conditions restrained loan demand throughout 2009.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments and maturities, along with the effect of problem loan resolution.  This situation is expected to continue.

Table 4 shows loan balances by loan type at December 31, 2009 and at the end of the four prior quarters.  Table 5 distributes the loans by the geographic regions from which the loans are serviced.  The following discussion provides an overview of the composition of the portfolio.

Table 4

	2009				2008
	December 31	September 30	June 30	March 31	December 31
Commercial and industrial	$294,610	$290,131	$294,483	$304,513	$311,255
Commercial real estate:
Residential construction	19,825	23,408	25,140	29,310	39,431
Commercial construction, land and land development	364,183	371,965	371,869	390,854	399,994
Other commercial real estate	417,892	431,195	428,208	426,927	401,509
Total commercial real estate	801,900	826,568	825,217	847,091	840,934
Agricultural	1,152	2,324	2,319	1,274	1,354
Residential mortgage	270,967	266,420	267,576	267,642	261,914
Consumer	66,794	72,642	71,089	72,817	79,032
Equipment leases	23,067	28,213	31,155	34,434	37,288
Other	12,005	12,186	9,022	7,005	5,755
Total	$1,470,495	$1,498,484	$1,500,861	$1,534,776	$1,537,532

Table 5

GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial and industrial	$210,563	$59,495	$24,552	$294,610
Commercial real estate:
Residential construction	7,831	4,408	7,586	19,825
Commercial construction, land and land development	128,003	81,642	154,538	364,183
Other commercial real estate	172,598	191,214	54,080	417,892
Total commercial real estate	308,432	277,264	216,204	801,900
Agricultural	238	914	0	1,152
Residential mortgage	121,408	103,000	46,559	270,967
Consumer	32,578	32,489	1,727	66,794
Equipment leases	0	23,067	0	23,067
Other	2,524	9,481	0	12,005
Total	$675,743	$505,710	$289,042	$1,470,495
Percent of total	46%	34%	20%	100%

The portfolio of Commercial and Industrial (“C and I”) loans decreased $16.6 million, or 5.3 percent, from December 31, 2008, to December 31, 2009, as a result of economic and portfolio conditions discussed above.

The C and I loan portfolio is diversified over a range of industries, including construction (10.2 percent), manufacturing (14.9 percent), health care (5.5 percent), retail trade (10.1 percent) real estate (9.8 percent), and agricultural (4.7 percent).  Approximately 71.5 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

Approximately 54.5 percent of the loan portfolio is comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of the Commercial Real Estate loan portfolio, which was impacted by charge-offs and foreclosures during 2009.  Management expects that the current economy will  continue to limit this type of lending in the immediate future.

Table 6 shows the composition of our real estate – construction portfolio at December 31, 2009, distributed by the geographic region in which the loans are serviced.

Table 6

GEOGRAPHIC DISTRIBUTION OF CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$23,724	$4,041	$763	$28,528
Residential	7,831	4,408	7,586	19,825
Land development	40,300	51,604	83,090	174,994
Land	63,634	24,687	70,085	158,406
Other	345	1,310	600	2,255
Total	$135,834	$86,050	$162,124	$384,008
Percent of total	35%	23%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 46 percent of land and land development loans are serviced by the Florida region.

Securities

GAAP requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as held to maturity are stated at amortized cost. Securities are classified as held to maturity if Management has the positive intent, and we have the ability, to hold the securities until they mature. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2009, all of our securities were stated at estimated fair value since they were in the available for sale category. At December 31, 2009, we held no trading securities or securities classified as held to maturity.

The Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company has concluded that its unrealized loss position is other-than-temporary. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.8 million and an unrealized loss of $809 thousand at December 31, 2009. The Company does not believe that any non-credit other-than-temporary impairments exist related to these investment securities. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

The maturities and weighted-average yields of securities available for sale at December 31, 2009, are presented in Table 7 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax-exempt obligations. Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

Table 7

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
December 31, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available for sale
U.S. Treasury securities	$1,138	4.12%	$299	5.05%	$0	0.00%	$0	0.00%	$1,437	4.31%
U.S. Government sponsored enterprises	28,056	2.75	8,198	3.85	0	0.00	0	0.00	36,254	3.00
State and political subdivisions	7,749	6.44	4,777	6.53	1,589	6.30	461	6.68	14,576	6.46
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	0	0.00	209,949	3.55
Total securities available for sale	$36,943	3.56%	$13,274	4.84%	$1,589	6.30%	$461	6.68%	$262,216	3.64%

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2009, 2008 and 2007 are presented in the following table.

Table 8

AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES

	2009		2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$1,437	$1,454	$798	$830	$1,097	$1,112
U.S. Government sponsored enterprises	36,254	36,101	28,660	29,754	97,148	98,087
State and political subdivisions	14,576	14,681	30,613	30,940	37,888	38,374
Other investments	0	0	2,909	2,909	2,421	2,406
Mortgage-backed securities	209,949	209,598	155,502	157,446	105,072	105,898
Total securities available for sale	$262,216	$261,834	$218,482	$221,879	$243,626	$245,877

Deposits and Short-Term Borrowings

The mix of deposits from 2008 to 2009 has remained relatively unchanged with the exception being savings deposits, which increased $20.1 million, or 19.0 percent, from December 31, 2008 to December 31, 2009. Total deposits at year-end 2009 decreased $9.0 million, or 0.5 percent, from year-end 2008.  Average deposits increased from $1.706 billion in 2008 to $1.726 billion in 2009, as the Company sought to maintain its deposit base during the turbulent year. All of the growth in average deposits in 2009 occurred in savings deposits and time deposits. In 2009, interest-bearing demand deposits decreased in part as customers moved into time deposits for higher rates. Average deposits increased $428 million in 2008 compared to 2007, primarily as a result of the Peoples acquisition.

We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 73.8 percent and 74.2 percent at year-end 2009 and 2008, respectively. However, a significant amount of our certificates of deposit which are defined in the industry as non-core, are held by long-time BancTrust customers. These deposits are classified as non-core because the amounts exceed $100,000. While our primary deposit-taking emphasis focuses on attracting and retaining core deposits from customers who will also use our other products and services, we have from time to time found it necessary to use non-core funding sources such as large certificates of deposit and other borrowed funds. This was the case in periods of very rapid loan growth such as we experienced during 2004 and 2005. We do not currently need to access additional non-core funding sources such as brokered deposits, as internally generated funds are supplying our liquidity needs. While we might consider increasing brokered deposits or Federal Home Loan Bank borrowings again during periods when loan growth exceeds core deposit growth, we are currently focused on minimizing our reliance on these sources of funds.  During 2009, we replaced brokered deposits and FHLB borrowings as they matured, as we sought to maintain our liquidity during the current recession.

Table 9

AVERAGE DEPOSITS

	Average for the Year
	2009		2008		2007
	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand deposits	$212,729		$221,781		$174,867
Interest-bearing demand deposits	496,429	0.62%	554,562	1.35%	369,475	2.66%
Savings deposits	119,823	0.79	109,834	1.01	84,102	1.92
Time deposits	896,769	2.67	819,451	3.83	649,153	5.01
Total average deposits	$1,725,750		$1,705,628		$1,277,597

Table 10 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2009. Deposits of $432.9 million in this category represented 26.2 percent of total deposits at year-end 2009, compared to $428.3 million representing 25.8 percent of total deposits at year-end 2007. The dollar amount of deposits in this category remained relatively unchanged.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2009
Under 3 Months	3-6 Months	7-12 Months	Over 12 Months	Total
(Dollars in thousands)
$150,348	$110,462	$119,521	$52,612	$432,943

Short-term borrowings include three items: (1) federal funds purchased; (2) borrowings from the FHLB and (3) a note payable secured by the stock of our subsidiary bank. Relatively all of our short-term borrowings in 2009 were related to a loan obtained to finance part of our purchase of Peoples. In 2007, we obtained a $38 million term loan which we used to finance a portion of the purchase price for The Peoples BancTrust Company. On December 20, 2008 we prepaid $18 million of the loan. The loan matures in October of 2010 and was carried as short-term debt as of December 31, 2009. The interest rate on this loan is based on one-month LIBOR plus a spread. The spread is based on our level of non-performing assets and can fluctuate monthly. The spread at December 31, 2009 was 450 basis points, which is the maximum spread possible under the loan agreement. This loan is secured by our stock in the Bank and requires quarterly interest payments. Beginning as of March 31, 2008 and continuing through June 30, 2009, the Company was in breach of one or more financial covenants in its loan agreement with Silverton Bank, N.A. (formerly The Bankers Bank, N.A.), which loan agreement was assumed by Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.  The current outstanding principal balance of the loan is $20 million, and the stock of our subsidiary bank is pledged as collateral. Each quarter we have obtained a waiver of these covenant breaches from Silverton or the FDIC as Receiver, as applicable.  On October 28, 2009 the FDIC as Receiver for Silverton Bank, N.A. and the Company signed an amendment to the loan agreement that modified the loan covenants in the following ways: (i) by deleting the covenant regarding the required minimum ratio of non-performing assets to the sum of total loans and other real estate owned and replacing it with a covenant that the Company's non-performing assets shall not exceed $200 million at the end of any calendar quarter; (ii) by deleting the minimum debt service coverage ratio covenant and replacing it with a covenant requiring the Company to maintain a minimum allowance for loan and lease losses for its bank subsidiary of at least 3% of its gross loans; and (iii) by modifying the covenant regarding classified assets to require that the Company's assets which are classified as "substandard" and "doubtful" shall be less than $275 million. The amendment was effective with respect to the Company’s covenants commencing as of September 30, 2009, and the Company is now in compliance with all of the modified loan covenants. This loan was classified as long-term debt in periods prior to 2009.

Our goal is to minimize our reliance on overnight funds as a funding source, and we have generally been successful in this for the last 3 years. We had average overnight investments of $92.6 million during 2009 while average short-term borrowings were $20.0 million.  We accessed our federal funds lines only one day in 2009.

Table 11

SHORT-TERM BORROWINGS

	2009			2008			2007
	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate
	(Dollars In thousands)
Federal funds purchased	$0	$27	0.76%	$6,400	$1,296	2.55%	$0	$47	5.06%
Securities sold under agreement to repurchase	0	0	0.00	8,069	2,010	1.33	5,002	3,028	2.43
Bank loan	20,000	20,005	5.07	0	0	0.00	0	0	0.00
Other	0	0	0.00	0	0	0.00	843	246	3.68
Total short-term borrowings		$20,032	5.07%		$3,306	1.81%		$3,321	2.47%

FHLB Advances and Long-term Debt

We use FHLB advances as an alternative to other funding sources with similar maturities. FHLB advances, as a funding source, are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $58.2 million at December 31, 2009 compared to $58.5 million as of December 31, 2008. We use our long-term FHLB advances primarily to fund loan originations. During 2007, we repaid FHLB advances as they matured in an effort to reduce our dependency on these types of funds. We acquired $45.1 million in FHLB advances in the Peoples purchase in 2007. During 2008 and 2009, we replaced most of our maturing FHLB advances with new advances.

Of our outstanding FHLB advances at December 31, 2009, $22.0 million had variable interest rates and $36.2 million had fixed interest rates. Note 12 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust I (the “Trust”), which the Trust purchased with the $18 million proceeds of trust preferred securities it sold to investors. The note payable matures in December 2033. We pay interest on the note to the Trust, and the Trust pays dividends on the trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for CommerceSouth, Inc. We have had the option to repay all or part of the note payable since December 2008.

In 2006, we again increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust II (“Trust II”), which Trust II purchased with the $15 million proceeds of trust preferred securities it sold to an investor. The note payable matures in 2037. We pay interest on the note to Trust II, and Trust II pays dividends on the trust preferred securities quarterly. The interest rate we and Trust II pay is reset quarterly at Three-Month LIBOR plus 164 basis points. We used $7.5 million of the proceeds from the note payable to repay a bank loan. The remainder was used for general corporate purposes. We do not have the option to repay any of this note payable until 2012.

Contractual Obligations

Table 12 presents information about our contractual obligations at December 31, 2009.

Table 12

CONTRACTUAL OBLIGATIONS

	One Year or Less	Over One to Three Years	Four to Five Years	More Than Five Years	Total
	(Dollars in thousands)
FHLB advances and long-term debt(1)	$24,988	$22,000	$2,363	$43,686	$93,037
Operating leases	425	498	192	1,436	2,551
Tax contingencies	367	662	46	0	1,075
Payments to pension plan	1,084	0	0	0	1,084
Certificates of deposit	736,072	79,098	6,250	8,349	829,769
Total	$762,936	$102,258	$8,851	$53,471	$927,516

(1)
Refer to Note 12 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2009 was $25.5 million, and that sum represents the Company’s maximum credit risk. At December 31, 2009, the Company had $255 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Table 13 presents information about our off-balance sheet arrangements at December 31, 2009.

Table 13

OFF-BALANCE SHEET ARRANGEMENTS

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Lines of credit — unused	$198,266	$54,170	$9,468	$261,904
Standby letters of credit	18,961	6,530	0	25,491
Total	$217,227	$60,700	$9,468	$287,395

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

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 14, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities at December 31, 2009, we would expect a net decrease in net interest income of $1.9 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net increase in net interest income of $2.2 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet its funding needs with its available sources of funds. It represents our ability to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we had available at December 31, 2009, federal funds lines of credit of $44.0 million and availability on FHLB lines of credit of $1.3 million. Our availability on our existing FHLB line of credit has been adversely impacted by new collateral standards issued by the FHLB and by our higher level on non-performing assets. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements, when appropriate, corrective measures in the event certain liquidity parameters are exceeded.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay a dividend in the amount of $2 million to BancTrust in the first quarter of 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management plans to request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part. Additionally, BancTrust’s $20 million note payable secured by the stock of the Bank matures in October of 2010. In order to satisfy this obligation, BancTrust must either complete an equity offering prior to maturity in a sufficient amount to enable repayment, renew the note payable or obtain a new loan. The FDIC as Receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.  We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we will seek FDIC and Federal Reserve approval for a renewal of the note if the capital markets are not receptive to such an offering by October 2010.    We intend to also pursue a new loan, the proceeds of which would be used to repay the FDIC as Receiver for Silverton Bank; however, we believe obtaining such a loan in the near term on acceptable terms is unlikely based on current banking industry and economic conditions and our recent financial performance.   Management will continue to analyze its options for repayment, renewal or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe.

The Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities. Cash flows from operating activities used $1.7 million in 2009 compared to $32.1 million provided in 2008 and $20.8 million provided in 2007. Net cash from investing activities provided $8.7 million in 2009 primarily due to the decrease in loans and the decrease in interest-bearing deposits and provided $45.5 million in 2008 primarily from the decrease in loans. Net cash used in financing activities was $12.5 million in 2009 compared to $152.5 million in 2008, due primarily to the decrease in deposits of $9.0 million in 2009 and $165.4 million in 2008. The net decrease in cash and cash equivalents was $5.4 million in 2009, compared to a net decrease of $74.9 million in 2008 and a net decrease of $162 thousand in 2007. We acquired net cash and cash equivalents of $22.2 million in 2007 through the purchase of Peoples.

Interest Rate Sensitivity

Management attempts to maintain a proper balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market by monitoring our interest rate sensitivity. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, we can identify interest rate risk. The interest sensitivity analysis presented in Table 14 is based on this type of gap analysis, which assumes that rates earned on interest-earning assets and rates paid on interest-bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities typically change at different times and in varying amounts.

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

At December 31, 2009, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 91 percent, and our twelve-month cumulative gap position was 70 percent. Our three-month cumulative gap position was within the range established by Management as acceptable, but our one-year position was slightly out of the range. Our three-month gap position indicates that, in a period of rising interest rates, each $0.91 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to decrease during the three-month period of rising rates, as interest expense increases would exceed increases in interest income. Likewise, our twelve-month gap position indicates that each $0.70 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Because rates on liabilities are near historic lows, a further decrease in rates would probably not result in an increase in net interest revenue. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in corresponding amounts.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2009. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Amortizing investment securities are included in the period for which principal payments are scheduled to be made. Non-amortizing investment securities are included in the period in which they are scheduled to mature. Fixed-rate certificates of deposit are presented according to contractual maturity dates and variable rate certificates of deposit are included in the period in which their interest rates are eligible for adjustment.

Table 14

INTEREST SENSITIVITY ANALYSIS

	December 31, 2009
				Non-Interest Rate Sensitive Within 5 Years

	Interest Rate Sensitive Within (Cumulative)

	3 Months	3-12 Months	1-5 Years		Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans and leases(1)	$743,064	$841,190	$1,294,426	$176,069	$1,470,495
Less unearned income	0	0	0	(1,907)	(1,907)
Less allowance for loan losses	0	0	0	(45,905)	(45,905)
Net loans	743,064	841,190	1,294,426	128,257	1,422,683
Investment securities	27,968	70,757	192,471	69,363	261,834
Interest-bearing deposits in other financial institutions	22,389	22,389	22,389	0	22,389
Total interest-earning assets	$793,421	$934,336	$1,509,286	$197,620	$1,706,906
INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$212,361	$212,361
Interest-bearing demand deposits	485,556	485,556	485,556	0	485,556
Savings deposits(2)	0	0	0	125,749	125,749
Large denomination time deposits	158,526	383,437	432,762	181	432,943
Other time deposits	150,047	361,370	396,009	817	396,826
Short-term borrowings	20,000	20,000	20,000	0	20,000
FHLB advances and long-term debt	56,021	81,009	83,372	9,665	93,037
Total interest-bearing liabilities	$870,150	$1,331,372	$1,417,699	$348,773	$1,766,472
Interest rate sensitivity gap	$(76,729)	$(397,036)	$91,587
Interest-earning assets/interest-bearing liabilities	.91	.70	1.06
Interest rate sensitivity gap/interest-earning assets	(.10)	(.42)	.06

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.

(2)
Savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) was $157.0 million at December 31, 2009 compared to $182.5 million at December 31, 2008 and $140.9 million at December 31, 2007. At year-end 2009, our Tier 1 capital ratio was 11.81%, a decrease from 12.80% at year-end 2008. Both decreases were caused by the decrease in our capital which resulted from our net loss in 2009.

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

We used $18 million of the proceeds to repay a portion of the bank loan related to the Peoples acquisition. We contributed $30 million in capital to the Bank in early 2009.

In December 2003, we formed a wholly-owned statutory trust subsidiary (the “Trust”). The Trust issued $18.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from the Trust’s sale of trust preferred securities by issuing junior subordinated debentures to the Trust and used the proceeds to partially finance the purchase price of CommerceSouth, Inc. In December 2006, we formed another wholly-owned statutory trust subsidiary (“Trust II”). Trust II issued $15.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from Trust II’s sale of trust preferred securities by issuing junior subordinated debentures to Trust II and used the proceeds to repay $7.5 million of long-term debt and for general corporate purposes. Under GAAP, both the Trust and Trust II must be deconsolidated with us for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital. We believe that our trust preferred securities qualify under these revised regulatory capital rules and expect that we will continue to treat our $33.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to our tangible common shareholders’ equity to calculate Tier 1 capital.

Our leverage ratio, defined as Tier 1 capital divided by quarterly average assets, was 9.73% at year-end 2009 compared to 11.09% at year-end 2008. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 11.81 percent and 13.08 percent, respectively, at December 31, 2009. We exceeded the minimum risk-based capital guidelines at December 31, 2009, 2008 and 2007. The minimum guidelines are shown in Table 15. (See “Management’s Discussion and Analysis — Capital Adequacy,” and Note 17 of Notes to Consolidated Financial Statements).

Table 15

RISK-BASED CAPITAL

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Tier 1 capital —
Preferred stock	$47,587	$47,085	$0
Tangible common shareholders’ equity	111,501	137,895	141,191
Payable to business trust	33,000	33,000	33,000
Total Tier 1 capital	$192,088	$217,980	$174,191
Tier 2 capital —
Allowable portion of the allowance for loan losses	$20,601	$21,377	$22,449
Total capital (Tier 1 and Tier 2)	$212,689	$239,357	$196,640
Risk-adjusted assets	$1,626,634	$1,703,026	$1,814,850
Quarterly average assets	1,975,164	1,965,114	1,965,667
Risk-based capital ratios:
Tier 1 capital	11.81%	12.80%	9.60%
Total capital (Tier 1 and Tier 2)	13.08%	14.05%	10.84%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	9.73%	11.09%	8.86%

The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2009, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.72%, a Tier 1 Capital to risk-weighted assets ratio of 13.14% and a total capital to risk-weighted assets ratio of 14.41%.

Results of Operations

Net Interest Revenue

Net interest revenue, the difference between amounts earned on interest-earning assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Major factors influencing net interest revenue are changes in interest rates, changes in the volume of assets and liabilities and changes in the asset/liability mix. Presented in Table 16 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest-bearing liabilities for the past three years.

Net yield on interest-earning assets is net interest revenue, on a tax equivalent basis, divided by total average interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2009, on a tax equivalent basis, decreased 47 basis points to 2.93 percent compared to 3.40 percent in 2008 and 3.95 percent in 2007. From mid-2004 through mid-2006, rising interest rates and a large increase in our loan volume resulted in an increase to our net yield. This trend continued until the Federal Reserve stopped increasing rates in mid-2006. The Federal Reserve’s monetary policy, combined with slower loan growth in 2006, resulted in yield reduction. In recent years, an increase in the amount of loans placed on non-accrual, further reduced our net interest margin. The rapid decrease in interest rates beginning in the third quarter of 2008 was a contributing factor as well. The current high volume of non-performing assets as of December 31, 2009, reduced our net interest margin by approximately 30 to 35 basis points in 2009.  Beginning in the second quarter of 2009, as our deposit base began to stabilize after the financial industry crisis in the Fall of 2008, we began reducing the rates paid on our deposits.  Also, as liquidity allowed, we increased the size of the investment portfolio in 2009. These factors contributed heavily to an improvement in our net interest margin in the third and fourth quarters of 2009.  In the fourth quarter of 2009, the net interest margin had increased to 3.32%.

Further cuts in interest rates, while not likely, could erode our margin by limiting our ability to offset point for point asset yield reductions with liability costs. Further liability cost reductions will be limited by competition for deposits as well as the inability to aggressively lower deposit rates below the already near historic low levels in some categories. Increases in interest rates could decrease our net interest margin if we are unable to reprice our interest-earnings assets faster and to a greater extent than our interest-bearing liabilities.

Table 16

NET INTEREST REVENUE

	2009			2008			2007
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$228,476	3.98%	$9,085	$193,012	5.19%	$10,024	$99,996	5.33%	$5,334
Non-taxable securities	24,086	4.32	1,040	30,940	4.79	1,482	42,453	4.06	1,722
Total securities	252,562	4.01	10,125	223,952	5.14	11,506	142,449	4.95	7,056
Loans and leases(1)	1,507,864	5.01	75,559	1,560,017	6.15	95,887	1,147,714	8.03	92,126
Federal funds sold	0	0.00	0	18,883	2.14	404	67,947	5.24	3,560
Interest-bearing deposits	92,563	0.27	254	9,262	3.19	295	23,248	5.52	1,283
Total interest-earning assets	1,852,989	4.64	85,938	1,812,114	5.96	108,092	1,381,358	7.53	104,025
Non-interest-earning assets
Cash and due from banks	36,370			54,268			46,926
Premises and equipment, net	81,514			87,285			56,480
Other real estate owned, net	51,997			39,126			4,288
Other assets	46,416			40,432			31,596
Intangible assets, net	56,163			108,285			57,293
Allowance for loan losses	(41,831)			(25,086)			(19,901)
Total	$2,083,618			$2,116,424			$1,558,040
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$616,252	0.65%	$4,036	$664,396	1.29%	$8,581	$453,577	2.52%	$11,448
Time deposits	896,769	2.67	23,933	819,451	3.83	31,409	649,153	5.01	32,523
Short-term borrowings	20,032	5.07	1,015	3,306	1.81	60	3,321	2.47	82
FHLB advances and long-term debt	93,164	3.32	3,091	135,823	5.26	7,138	99,687	6.21	6,192
Total interest-bearing liabilities	1,626,217	1.97	32,075	1,622,976	2.91	47,188	1,205,738	4.17	50,245
Non-interest-bearing liabilities
Non-interest bearing demand deposits	212,729			221,781			174,867
Other liabilities	20,914			21,942			14,314
	233,643			243,723			189,181
Shareholders’ equity	223,758			249,725			163,121
Total	$2,083,618			$2,116,424			$1,558,040
Net Interest Revenue		2.67%	$53,863		3.05%	$60,904		3.36%	$53,780
Net yield on interest-earning assets		2.91%			3.36%			3.89%
Tax equivalent adjustment		0.02			0.04			0.06
Net yield on interest-earning assets (tax equivalent)		2.93%			3.40%			3.95%

(1)
Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees of $(72), $403 and $1,194 for the years ended 2009, 2008 and 2007, respectively, are included in the interest amounts for loans.

Table 17 reflects the changes in our sources of taxable-equivalent interest income and expense between 2009 and 2008 and between 2008 and 2007. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2009 was $7.2 million lower than in 2008, caused by both a decrease in volume of $1.8 million and a decrease of $5.4 million caused by the decline in rates from 2008 to 2009.

Tax-equivalent net interest revenue in 2008 was $7.0 million higher than in 2007, caused by both an increase in volume of $17.7 million resulting from the Peoples acquisition in 2007 and a decrease of $10.7 million caused by the decline in rates from 2007 to 2008.

Table 17

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

	2009 Change From 2008			2008 Change From 2007
		Increase (Decrease) Due to(1)			Increase (Decrease) Due to(1)
	Total Change			Total Change
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest revenue:
Taxable securities	$(939)	$1,555	$(2,494)	$4,690	$4,955	$(265)
Non-taxable securities	(641)	(463)	(178)	(348)	(713)	365
Total securities	(1,580)	1,092	(2,672)	4,342	4,242	100
Loans and leases	(20,328)	(2,692)	(17,636)	3,761	28,936	(25,175)
Federal funds sold	(404)	0	(404)	(3,156)	(2,026)	(1,130)
Deposits	(41)	418	(459)	(988)	(665)	(323)
Total	(22,353)	(1,182)	(21,171)	3,959	30,487	(26,528)
Interest expense:
Interest-bearing demand and savings deposits	(4,545)	(338)	(4,207)	(2,867)	3,371	(6,238)
Other time deposits	(7,476)	2,212	(9,688)	(1,114)	7,336	(8,450)
Short-term borrowings	955	540	415	(22)	0	(22)
FHLB advances and long-term debt	(4,047)	(1,779)	(2,268)	946	2,104	(1,158)
Total	(15,113)	635	(15,748)	(3,057)	12,811	(15,868)
Net interest revenue	$(7,240)	$(1,817)	$(5,423)	$7,016	$17,676	$(10,660)

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

Table 18 sets forth certain information with respect to our average loans, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2009.

Table 18

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$30,683	$23,775	$16,328	$14,013	$9,608
Balance of acquired bank	0	0	6,740	0	0
Balance sold	0	(345)	0	0	0
Charge-offs:
Commercial, financial and agricultural	4,152	1,769	2,170	1,797	1,095
Real estate- construction	13,998	5,218	8,831	7	0
Real estate - mortgage	3,890	1,492	876	518	131
Installment	1,347	809	828	316	428
Total charge-offs	23,387	9,288	12,705	2,638	1,654
Recoveries:
Commercial, financial and agricultural	685	295	476	159	133
Real estate - construction	138	122	95	0	0
Real estate - mortgage	136	310	63	43	39
Installment	275	554	343	157	162
Total recoveries	1,234	1,281	977	359	334
Net charge-offs	22,153	8,007	11,728	2,279	1,320
Provision charged to operating expense	37,375	15,260	12,435	4,594	5,725
Allowance for loan and lease losses - Balance at end of year	$45,905	$30,683	$23,775	$16,328	$14,013
Loans and leases at end of year, net of unearned income	$1,468,588	$1,533,806	$1,632,676	$1,004,735	$993,352
Ratio of ending allowance to ending loans and leases	3.13%	2.00%	1.46%	1.63%	1.41%
Average loans and leases, net of unearned income	$1,507,864	$1,560,017	$1,147,714	$999,034	$952,701
Non-performing loans and leases from continuing operations	125,455	72,499	36,026	16,208	6,762
Ratio of net charge-offs to average loans and leases	1.47%	0.51%	1.02%	.23%	.14%
Ratio of ending allowance to total non-performing loans	36.59%	42.32%	65.99%	100.74%	207.23%

Net charge-offs were $22.2 million in 2009 compared to $8.0 million in 2008 and $11.7 million in 2007. The allowance for loan and lease losses as a percentage of loans was 3.13 percent at December 31, 2009, 2.00 percent at December 31, 2008 and 1.46 percent at December 31, 2007.

The allowance for loan and lease losses was increased to $45.9 million, or 3.13% of total loans and leases in 2009 to account for higher levels of non-performing loans primarily associated with our real estate loan portfolio.  Our coastal markets continue to be particularly affected by adverse economic conditions. Total nonperforming loans in our Gulf Coast markets were $95 million at December 31, 2009 as compared to $58 million at December 31, 2008. The provision charged to operating expense was $37.4 million in 2009 compared to $15.3 million in 2008. Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans affected the allocation of the allowance for loan and lease losses. The allocation of the allowance for loan and lease losses by loan category (see table 19) from 2008 to 2009 was relatively unchanged.

Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2009. Deterioration of the credit quality of loans in our portfolio, especially loans along the immediate Gulf Coast, could lead to an increase in the provision for loan and lease losses in future periods.

Table 19

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2009		2008		2007
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$6,247	21.68%	$5,028	22.76%	$5,363	23.25%
Real estate	38,950	72.96	23,581	71.73	15,637	70.57
Installment	708	5.36	2,074	5.51	2,775	6.18
Total	$45,905	100.00%	$30,683	100.00%	$23,775	100.00%

	2006		2005
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$3,962	19.52%	$4,443	16.96%
Real estate	11,643	75.02	8,513	77.44
Installment	723	5.46	1,057	5.60
Total	$16,328	100.00%	$14,013	100.00%

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

Table 20 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, restructured loans and other real estate owned, all with respect to continuing operations. Non-performing assets were $177.6 million at year-end 2009 compared to $123.4 million at year-end 2008. Restructured loans at December 31, 2009 were $10.6 million compared to $0 at December 31, 2008. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. All of our restructured loans at December 31, 2009 were accruing interest. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of December 31 2009, the allowance for loan losses allocated to restructured loans totaled $877 thousand. Loans on non-accrual increased to $114.8 million from $72.5 million at December 31, 2008, primarily a result of placing certain real estate loans along our coastal markets on non-accrual. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These anticipated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan losses as a percentage of loans increased to 3.13% at December 31, 2009 from 2.00% at December 31, 2008.  (see Table 18).

Total non-performing assets as a percentage of loans and other real estate owned at year-end 2009 was 11.7 percent compared to 7.8 percent at year-end 2008 and 3.1 percent at year-end 2007.

Table 20

SUMMARY OF NON-PERFORMING ASSETS OF CONTINUING OPERATIONS

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Accruing loans 90 days or more past due:
Commercial and industrial loans	$0	$0	$18	$0	$154
Consumer loans	0	1	7	0	397
Total accruing loans 90 days or more past due	0	1	25	0	551

Loans on non-accrual:
Construction, land development and other land loans	79,820	56,884	27,329	8,867	145
1-4 family residential loans	16,378	8,229	3,131	2,754	609
Multifamily residential loans	754	0	0	0	0
Non-farm non-residential property loans	11,447	4,298	4,927	2,848	2,470
Commercial and industrial loans	5,685	2,316	217	447	1,648
Consumer loans	686	750	397	377	395
Other loans	67	21	0	0	0
Total loans on non-accrual	114,837	72,498	36,001	15,293	5,267

Restructured loans:
Construction, land development and other land loans	2,602	0	0	0	0
1-4 family residential loans	582	0	0	0	0
Non-farm non-residential property loans	7,332	0	0	915	944
Consumer loans	102	0	0	0	0
Total restructured loans	10,618	0	0	915	944

Total non-performing loans	125,455	72,499	36,026	16,208	6,762

Other real estate owned:
Construction, land development and other land	46,575	46,252	10,648	0	36
1-4 family residential properties	2,634	1,638	758	0	103
Non-farm non-residential properties	2,976	3,012	3,118	1,250	289
Total other real estate owned	52,185	50,902	14,524	1,250	428

Total non-performing assets	$177,640	$123,401	$50,550	$17,458	$7,190
Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%	0.00%	0.00%	0.06%
Total non-performing loans as a percentage of loans and leases	8.54%	4.73%	2.21%	1.61%	0.68%
Total non-performing assets as a percentage of loans, leases and other real estate owned	11.68%	7.79%	3.07%	1.74%	0.72%

The following table contains a breakdown by location of non-performing assets at December 31, 2009 and 2008.

Table 21

DETAILS OF NON-PERFORMING ASSETS

	Non-performing loans	Other Real Estate Owned	Total
December 31, 2009	(Dollars in thousands)
Central Alabama	$26,294	$6,152	$32,446
South Alabama	7,835	2,487	10,322
Northwest Florida	88,993	32,879	121,872
Other	2,333	10,667	13,000
Total	$125,455	$52,185	$177,640

	Non-performing loans	Other Real Estate Owned	Total
December 31, 2008	(Dollars in thousands)
Central Alabama	$13,064	$6,805	$19,869
South Alabama	1,709	13,665	15,374
Northwest Florida	56,876	29,669	86,545
Other	850	763	1,613
Total	$72,499	$50,902	$123,401

Details of Non-Accrual Loans and Restructured Loans

The impact of non-accrual loans on interest income over the past five years is shown in Table 22. Not included in the table are potential problem loans totaling $59.2 million at December 31, 2009. These loans are primarily construction and land development loans. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention watch or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. All of our renegotiated loans are accruing interest. These loans were generally modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

Table 22

DETAILS OF NON-ACCRUAL LOANS

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Principal balance at December 31,	$114,837	$72,498	$36,001	$15,293	$5,267
Interest that would have been recorded under original terms for the years-ended December 31,	$7,344	$6,556	$2,374	$1,211	$430
Interest actually recorded in the financial statements for the years-ended December 31,	$1,567	$2,493	$1,816	$452	$155

Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses

Credit risk is managed mainly through compliance with credit underwriting and administration policies established by the Board of Directors and through the efforts of the credit administration function to oversee the uniform application and monitoring of these policies throughout the Company.  The first line of responsibility for the monitoring of credit quality and the assignment of risk grades based on policy guidelines to individual loans is the loan officer.  The loan review function, which reports to the Board, assesses the accuracy of risk grading and performs periodic reviews of the overall credit and underwriting process.

The evaluation of credit risk in the loan portfolio is quantified as the allowance for loan and lease losses that is reported in the Company’s financial statements.  The overall determination of the allowance for loan and lease losses involves significant judgment.  Factors that affect this judgment are reviewed quarterly in response to changing conditions.

The recorded allowance is comprised of amounts needed for losses on criticized loans and amounts needed to cover historical losses on homogeneous groups of loans not subject to criticism.  Historical loss factors are modified based on general economic conditions and other environmental risk factors.

Loans subject to criticism through the Company’s risk grading process totaled $254 million at December 31, 2009, a figure representing 17.3 percent of total loans, and an increase of $72 million from December 31, 2008.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

Management classifies certain loans as criticized loans.  Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors Management considers to raise doubt as to the borrower’s willingness and ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides an update on information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral.  Real estate collateral is valued primarily based on outside appraisals although some real estate collateral is based on an internal evaluation.  Real estate collateral values are updated periodically.

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region was approximately $15 million, which represented 64.8 percent of total charge-offs, during 2009.

In order to monitor the movement in collateral values for real properties in the Northwest Florida region, management undertook a study to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, management was able to discount prior appraisals in order to determine current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation.

In addition, management requires its loan officers to submit reports on loan status and collateral valuation on a quarterly basis for classified loans over $1 million in order to closely monitor insufficient collateral positions and make necessary changes to loss reserve allocations.

Likewise, in order to more closely monitor declines in real estate values in other geographic areas, management engaged outside consultants to determine average deterioration in real estate values in the coastal Alabama area, and certain geographic areas in Central Alabama.

The majority of criticized loans in the Central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The primary criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas, which also saw significant declines in real estate values.  Management has engaged an outside consultant to analyze average deteriorations in real property values in order to apply discounts to prior appraisals to determine current property values.  This analysis is being used by Management in determining loss reserve allocations for these specific loans.

Table 23 shows the composition of criticized loans at December 31, 2009, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 59% of the total criticized loans.  Approximately 51% of criticized loans are serviced by Florida, with 75% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

Table 23

CRITICIZED LOANS

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$22,623	$3,538	$3,535	$29,696
Commercial real estate:
Residential construction	700	386	865	1,951
Commercial construction, land and land development	26,686	26,857	97,920	151,463
Other commercial real estate	4,982	16,438	11,317	32,737
Total commercial real estate	32,368	43,681	110,102	186,151
Agricultural	67	190	0	257
Residential mortgage	6,874	11,678	17,577	36,129
Consumer	856	1,327	94	2,277
Equipment leases	0	245	0	245
Total	$62,788	$60,659	$131,308	$254,755
Percent of total	25%	24%	51%	100%

Table 24 shows the composition of the criticized construction, land, and land development loans at December 31, 2009, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Florida region, and are primarily land and land development loans.

Table 24

CRITICIZED CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$2,746	$437	$3,183
Residential	700	386	865	1,951
Land development	11,321	21,391	65,624	98,336
Land	15,365	2,042	31,743	49,150
Other	0	677	117	794
Total	$27,386	$27,242	$98,786	$153,414
Percent of total	18%	18%	64%	100%

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $22.9 million in 2009, essentially unchanged from 2008. Service charges on deposit accounts decreased $1.9 million, or 16.8 percent. The volume of non-sufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased significantly. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts in this period of continued economic recession and to the increased use of debit cards, which do not generate NSF fees, as transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. This decrease in service charge income was offset in part by a decrease in checking account charge-offs. Trust revenue decreased $609 thousand, or 14.7 percent. The average level of the stock markets in 2009 compared to 2008 contributed to the decline, as fees on many trust accounts are based on the value of the trust.  ATM interchange fees, the largest component of other income, charges and fees, increased $87 thousand, or 5.3 percent. Mortgage fee income increased $142 thousand, or 12.4 percent, in 2009 compared to 2008. Mortgage fee income was lower in 2009 and 2008 compared to 2007 due to the slow-down in the real estate market, particularly, second home purchase volume.  We believe the slow-down in our coastal markets was originally attributable to the severe storms in 2004 and 2005 and to the inability, in certain circumstances, to obtain adequate insurance on real estate within these markets. The decreased volume in 2009 was exacerbated by the overall slow-down in real estate markets and the broader economy.

Gains on the sales of investment securities increased $3.3 million in 2009 compared to 2008. We sold investment securities in part to restructure our portfolio into securities issued by U.S. Government Agencies with lower risk weightings for capital adequacy purposes.  We also bought securities with longer average maturities in order to lengthen the average maturity in the portfolio.  The Company recorded an other-than-temporary impairment charge related to one security of $400 thousand.

Table 25

NON-INTEREST REVENUE

	Year-Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Non-Interest Revenue:
Service charges on deposit accounts	$9,207	$11,069	$6,983
Trust revenue	3,547	4,156	3,044
Securities gains, net	3,497	186	3
Gain on sale of derivative	0	1,115	0
Other income, charges and fees	6,669	6,429	5,126
Total	$22,920	$22,955	$15,156

Non-interest expense, excluding the goodwill impairment charge discussed elsewhere in this report, increased 15.9 percent in 2009 compared to 2008. Salary and employee benefit expense decreased $2.2 million, or 7.1 percent. We have reduced, through bank charter mergers and efforts to streamline and consolidate functions within the Company, the number of employees from 621 at year-end 2008 to 565 at year-end 2009. Since the merger with Peoples was announced in mid-2007, we have generated approximately $6.5 million in salary and benefits reductions.  Intangible amortization decreased $851 thousand through amortization of our core deposit intangible on an accelerated basis. Loss on other real estate, which reflects both losses on the sale of and write-downs of other real estate, in 2009 was $11.8 million compared to $2.0 million in 2008. Property values continued a declining trend in 2009, and the Company made a concerted effort to sell certain larger foreclosed properties, even at distressed pricing.  FDIC assessments of $4.6 million in 2009 compared to $881 thousand in 2008, reflect an increase in the FDIC insurance rates in addition to a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment was approximately $1.0 million. In addition, the ongoing FDIC deposit insurance assessment rates increased beginning in the first quarter of 2009. Legal fees increased $573 thousand primarily related to costs associated with problem loan collection. Other real estate carrying cost, which includes property taxes, insurance and maintenance expenses, increased from $1.4 million in 2008 to $3.4 million in 2009, due to the higher levels of other real estate owned, and these expenses are included in other expense. Since the completion of our acquisition of Peoples, we have experienced a decrease not only in personnel costs but also in other non-interest expense categories, including advertising, data processing and stationery and office supplies due to increased efficiency resulting from the consolidation of certain functions. We anticipate additional savings from cost-reduction initiatives in 2010.

Table 26

NON-INTEREST EXPENSE

	Year-Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Non-Interest Expense:
Salaries	$22,681	$23,471	$18,661
Pension and other employee benefits	6,362	7,802	5,503
Furniture and equipment	4,241	4,879	3,718
Net occupancy	6,436	7,212	4,501
Intangible amortization	2,650	3,501	1,227
Goodwill impairment	97,367	0	0
Loss on other real estate	11,789	1,979	535
ATM processing	1,306	1,166	773
FDIC assessments	4,561	881	445
Telephone and data line	2,147	2,080	1,138
Legal	1,588	1,015	947
Other real estate carrying cost	3,389	1,371	208
Other	11,215	12,281	10,652
Total	$175,732	$67,638	$48,308

Income Taxes

In 2009 we recorded an income tax benefit of $15.0 million compared to an income tax benefit of $295 thousand in 2008 and income tax expense of $2.0 million in 2007. The net loss in 2009 led to the 2009 tax benefit, but the goodwill impairment charge in 2009 represents a non-deductible amount. Increased levels of bank owned life insurance and municipal interest income combined with lower levels of pre-tax income led to the 2008 tax benefit. Our effective combined tax rate was 24.5 percent in 2007.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$21,911	$21,066	$21,399	$21,562	$85,938
Interest expense	9,149	8,669	7,817	6,440	32,075
Net interest revenue	12,762	12,397	13,582	15,122	53,863
Provision for loan losses	11,100	22,050	1,725	2,500	37,375
Non-interest revenue	6,952	4,958	5,719	5,291	22,920
Non-interest expense	17,153	125,438	16,711	16,430	175,732
Income (loss) before income taxes	(8,539)	(130,133)	865	1,483	(136,324)
Income tax expense (benefit)	(3,261)	(12,217)	79	370	(15,029)
Net income (loss)	(5,278)	(117,916)	786	1,113	(121,295)
Preferred stock dividend	745	761	756	764	3,026
Net income (loss) available to common shareholders	$(6,023)	$(118,677)	$30	$349	$(124,321)
Basic income (loss) per share	$(.34)	$(6.74)	$.00	$.02	$(7.06)
Diluted income (loss) per share	$(.34)	$(6.74)	$.00	$.02	$(7.06)

	2008
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$30,994	$27,622	$25,266	$24,210	$108,092
Interest expense	14,135	11,458	10,898	10,697	47,188
Net interest revenue	16,859	16,164	14,368	13,513	60,904
Provision for loan losses	2,929	2,382	1,863	8,086	15,260
Non-interest revenue	6,684	5,211	5,587	5,473	22,955
Non-interest expense	16,711	16,380	17,906	16,641	67,638
Income (loss) before income taxes	3,903	2,613	186	(5,741)	961
Income tax expense (benefit)	1,155	836	(37)	(2,249)	(295)
Net income (loss)	2,748	1,777	223	(3,492)	1,256
Preferred stock dividend	0	0	0	111	111
Net income (loss) available to common shareholders	$2,748	$1,777	$223	$(3,603)	$1,145
Basic income (loss) per share	$.16	$.10	$.01	$(.21)	$.07
Diluted income (loss) per share	$.16	$.10	$.01	$(.21)	$.06

Fourth Quarter Results

Net interest revenue increased 11.9 percent to $15.1 million in the fourth quarter of 2009 compared with $13.5 million in the fourth quarter of 2008. The increase was largely due to the continued increase in net interest margin since last year.  The net interest margin rose to 3.32 percent in the fourth quarter of 2009, up 24 basis points from 3.08 percent reported in the fourth quarter of 2008.

The provision for loan losses was reduced to $2.5 million in the fourth quarter of 2009 compared with $8.1 million in the fourth quarter of 2008.  Net charge-offs were $4.5 million for the fourth quarter of 2009 compared with $2.5 million in the fourth quarter of 2008.  The allowance for loan losses grew to 3.13% of total loans at December 31, 2009, compared with 2.00% at year-end 2008.

Total non-interest revenue was $5.3 million in the fourth quarter of 2009 compared with $5.5 million in the fourth quarter of 2008.  The decrease was primarily due to lower trust revenue and service charges on deposit accounts, offset partially by higher securities gains and other non-interest income.

Total non-interest expense declined 1.3 percent to $16.4 million in the fourth quarter of 2009 compared with $16.6 million in fourth quarter of 2008.  Costs declined in every major expense category except FDIC insurance premiums, which more than doubled from $404 thousand in the fourth quarter of 2008 to $1.103 million in the fourth quarter of 2009, and other real estate carrying costs, which increased from $405 thousand in the 2008 period to $670 thousand in the fourth quarter of 2009.

BancTrust’s pre-tax income rose to $1.5 million in the fourth quarter of 2009 compared with a pre-tax loss of $5.7 million in the fourth quarter of 2008.  Net income for the fourth quarter of 2009 was $1.1 million compared with a net loss of $3.5 million in the fourth quarter of 2008.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 under the heading “Asset/Liability Management” and under the headings “Liquidity” and “Interest Rate Sensitivity.”

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2009, and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

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

W. Bibb Lamar, Jr.	F. Michael Johnson
President and CEO	Chief Financial Officer

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

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2009, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, Dixon Hughes PLLC, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on BancTrust’s internal control over financial reporting as of December 31, 2009, is included in this Report on Form 10-K.

W. Bibb Lamar, Jr.
President and Chief Executive Officer

F. Michael Johnson
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited BancTrust Financial Group, Inc. and subsidiaries (BancTrust)’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, BancTrust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancTrust as of and for the year ended December 31, 2009, and our report dated March 17, 2010, expressed an unqualified opinion on those consolidated financial statements. As further described in Note 15 to the consolidated financial statements, the Company changed its accounting method of measuring the liability and related expense of a supplemental retirement plan in 2008.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As further described in Note 15 to the consolidated financial statements, the Company changed its accounting method of measuring the liability and related expense of a supplemental retirement plan in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2010, expressed an unqualified opinion thereon.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancTrust Financial Group, Inc.:

We have audited the accompanying consolidated statement of income, shareholders’ equity and comprehensive income, and cash flows of BancTrust Financial Group, Inc. and subsidiaries (the Company) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of BancTrust Financial Group, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for uncertainties in income taxes.

/s/ KPMG LLP

Birmingham, Alabama
March 17, 2008

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition
As of December 31, 2009 and 2008

	December 31,
	2009	2008
	(Dollars and shares in thousands except per share amounts)
ASSETS:
Cash and due from banks	$37,287	$42,693
Federal funds sold	0	0
Total cash and cash equivalents	37,287	42,693
Interest-bearing deposits	22,389	42,376
Securities available for sale	261,834	221,879
Loans held for sale	2,947	2,927
Loans and leases	1,465,641	1,530,879
Allowance for loan and lease losses	(45,905)	(30,683)
Loans and leases, net	1,419,736	1,500,196
Premises and equipment, net	79,173	83,588
Accrued income receivable	6,689	7,928
Goodwill	0	97,367
Other intangible assets, net	6,827	9,477
Cash surrender value of life insurance	16,440	15,765
Other real estate owned	52,185	50,902
Other assets	41,212	13,079
Total Assets	$1,946,719	$2,088,177
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Interest-bearing	$1,441,074	$1,450,217
Non-interest-bearing	212,361	212,260
Total deposits	1,653,435	1,662,477
Short-term borrowings	20,000	0
FHLB advances and long-term debt	93,037	113,398
Other liabilities	16,449	22,914
Total Liabilities	1,782,921	1,798,789
SHAREHOLDERS’ EQUITY:
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2009 and 2008	47,587	47,085
Common stock — $.01 par value
Shares authorized — 50,000
Shares issued — 17,890 in 2009 and 17,811 in 2008	179	178
Additional paid in capital	193,800	193,458
Accumulated other comprehensive loss, net	(3,768)	(2,271)
Deferred compensation payable in common stock	780	1,674
(Accumulated deficit) Retained earnings	(71,592)	53,346
Less:
Treasury stock, at cost — 256 shares in 2009 and 2008	(2,408)	(2,408)
Common stock held in grantor trust — 86 shares in 2009 and 100 shares in 2008	(780)	(1,674)
Total shareholders’ equity	163,798	289,388
Total Liabilities and Shareholders’ Equity	$1,946,719	$2,088,177

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$75,559	$95,887	$92,126
Investment securities — taxable	9,085	10,024	5,334
Investment securities — non-taxable	1,040	1,482	1,722
Federal funds sold	0	404	3,560
Interest-bearing deposits	254	295	1,283
Total interest revenue	85,938	108,092	104,025
INTEREST EXPENSE:
Deposits	27,969	39,990	43,971
FHLB advances and long-term debt	3,091	7,138	6,192
Short-term borrowings	1,015	60	82
Total interest expense	32,075	47,188	50,245
Net interest revenue	53,863	60,904	53,780
Provision for loan and lease losses	37,375	15,260	12,435
Net interest revenue after provision for loan and lease losses	16,488	45,644	41,345
NON-INTEREST REVENUE:
Service charges on deposit accounts	9,207	11,069	6,983
Trust revenue	3,547	4,156	3,044
Gain on sale of derivative	0	1,115	0
Securities gains, net	3,897	186	3
Total impairment losses on securities	(1,209)	0	0
Portion of losses recognized in other comprehensive income	809	0	0
Net impairment losses recognized in earnings	(400)	0	0
Other income, charges and fees	6,669	6,429	5,126
Total non-interest revenue	22,920	22,955	15,156
NON-INTEREST EXPENSE:
Salaries	22,681	23,471	18,661
Pension and other employee benefits	6,362	7,802	5,503
Furniture and equipment expense	4,241	4,879	3,718
Net occupancy expense	6,436	7,212	4,501
Intangible amortization	2,650	3,501	1,227
Goodwill impairment	97,367	0	0
Loss on other real estate owned	11,789	1,979	535
ATM processing	1,306	1,166	773
FDIC assessment	4,561	881	445
Telephone and data line	2,147	2,080	1,138
Legal	1,588	1,015	947
Other real estate carrying cost	3,389	1,371	208
Other expense	11,215	12,281	10,652
Total non-interest expense	175,732	67,638	48,308
(Loss) income before income taxes	(136,324)	961	8,193
Income tax (benefit) expense	(15,029)	(295)	2,007
Net (loss) income	(121,295)	1,256	6,186
Effective preferred stock dividend	3,026	111	0
Net (loss) income available to common shareholders	$(124,321)	$1,145	$6,186
Basic (loss) earnings per common share	$(7.06)	$.07	$.49
Diluted (loss) income per common share	$(7.06)	$.06	$.49
Weighted-average shares outstanding — basic	17,617	17,540	12,521
Weighted-average shares outstanding — diluted	17,617	17,695	12,704

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2009, 2008 and 2007

(Dollars and shares in thousands, except per share amounts)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss, Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, December 31, 2006	$0	11,422	$114	$80,425	$(2,241)	$1,157	$62,633	$(2,408)	$(1,157)	$138,523
Comprehensive income:
Net income							6,186			6,186
Recognized net periodic pension benefit cost					137					137
Minimum pension liability adjustment, net of taxes					(225)					(225)
Net change in fair values of securities available for sale, net of taxes					2,038					2,038
Total comprehensive income										8,136
Dividends declared ($.52 per share)							(6,689)			(6,689)
Purchase of deferred compensation treasury shares						296			(296)	0
Deferred compensation payable in common stock held in grantor trust						(21)			21	0
Shares issued under dividend reinvestment plan		14		289						289
Stock compensation expense				655						655
Effect of change in method of accounting for uncertainties in income taxes							228			228
Common stock issued in business combination		6,293	63	108,050						108,113
Common stock options exercised		24	1	264						265
Balance, December 31, 2007	0	17,753	178	189,683	(291)	1,432	62,358	(2,408)	(1,432)	249,520
Cumulative effect of change in accounting principle relating to supplemental executive retirement plan							(829)			(829)
Comprehensive income (loss):
Net income							1,256			1,256
Recognized net periodic pension benefit cost					146					146
Minimum pension liability adjustment, net of taxes					(2,852)					(2,852)
Net change in fair values of securities available for sale, net of taxes					726					726
Total comprehensive income (loss)										(724)
Dividends declared common ($.52 per share)							(9,172)			(9,172)
Dividends preferred							(90)			(90)
Purchase of deferred compensation treasury shares						310			(310)	0
Deferred compensation payable in common stock held in grantor trust						(68)			68	0
Preferred stock issued	47,064									47,064
Common stock warrants issued				2,867						2,867
Amortization of preferred stock discount	21						(21)			0
Shares issued under dividend reinvestment plan		35		359						359
Stock compensation expense				549						549
Adjustment for change in method of accounting for split-dollar life insurance							(156)			(156)
Restricted stock fully vested		23
Balance, December 31, 2008	47,085	17,811	178	193,458	(2,271)	1,674	53,346	(2,408)	(1,674)	289,388
Comprehensive income (loss):
Net loss							(121,295)			(121,295)
Recognized net periodic pension benefit cost					412					412
Minimum pension liability adjustment, net of taxes					454					454
Net change in fair values of securities available for sale, net of taxes					(2,363)					(2,363)
Total comprehensive (loss)										(122,792)
Dividends declared common ($.035 per share)							(617)			(617)
Dividends preferred							(2,507)			(2,507)
Purchase of deferred compensation treasury shares						203			(203)	0
Deferred compensation payable in common stock held in grantor trust						(1,097)			1,097	0
Cost of preferred stock issuance	(17)									(17)
Amortization of preferred stock discount	519						(519)			0
Shares issued under dividend reinvestment plan		14		115						115
Stock compensation expense				228						228
Restricted stock fully vested		65	1	(1)						0
Balance, December 31, 2009	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
OPERATING ACTIVITIES:
Net (loss) income	$(121,295)	$1,256	$6,186
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of premises and equipment	5,300	5,897	3,872
Amortization and accretion of premiums and discounts, net	199	(1,018)	(82)
Amortization of intangible assets	2,650	3,501	1,227
Provision for loan and lease losses	37,375	15,260	12,435
Securities gains, net	(3,497)	(186)	(3)
Goodwill impairment	97,367	0	0
Stock compensation	228	549	655
Increase in cash surrender value of life insurance	(675)	(659)	(313)
Loss on sales and write-downs of other real estate owned, net	11,789	1,979	535
Gain on sale of other loans originated for sale	(704)	(679)	(1,265)
Gain on sale of derivative	0	(1,115)	0
Deferred income tax expense (benefit)	(6,778)	(5,742)	415
Change in operating assets and liabilities:
Loans originated for sale	(79,590)	(71,935)	(136,078)
Loans sold	80,274	73,318	138,523
Accrued income receivable	1,239	4,553	286
Other assets	(20,040)	3,834	825
Increase (decrease) in other liabilities	(5,516)	3,285	(6,386)
Net cash (used in) provided by operating activities	(1,674)	32,098	20,832
INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other financial institutions	19,987	(31,161)	39,720
Net decrease (increase) in loans and leases	12,666	45,679	(18,787)
Purchases of premises and equipment, net	(885)	(5,967)	(8,791)
Proceeds from sales of premises and equipment	0	4,816	0
Proceeds from sales of other real estate owned	18,103	6,476	4,660
Proceeds from maturities of securities available for sale	70,439	109,326	29,156
Proceeds from sales of securities available for sale	157,161	27,358	667
Purchases of securities available for sale	(268,723)	(111,002)	(8,732)
Net cash acquired in business combination	0	0	22,170
Net cash provided by investing activities	8,748	45,525	60,063
FINANCING ACTIVITIES:
Net decrease in deposits	(9,042)	(165,403)	(71,740)
Net (decrease) increase in short-term borrowings	(57)	(4,198)	78
Proceeds from FHLB advances	22,000	125,606	0
Payments on FHLB advances	(22,374)	(131,619)	(41,260)
Proceeds from issuance of long-term debt	0	0	38,000
Payments on long-term debt	0	(18,000)	0
Dividends paid	(3,008)	(8,813)	(6,400)
Proceeds from issuance of preferred stock	0	47,064	0
Proceeds from issuance of common stock	1	0	0
Proceeds from issuance of common stock warrants	0	2,867	0
Proceeds from exercise of common stock options	0	0	265
Net cash used in financing activities	(12,480)	(152,496)	(81,057)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,406)	(74,873)	(162)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,693	117,566	117,728
CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,287	$42,693	$117,566

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007

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

BASIS OF FINANCIAL STATEMENT PRESENTATION — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and the valuation of deferred tax assets.

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

Supplemental disclosures of cash flow information for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in thousands)
Cash paid for:
Interest	$34,759	$49,193	$49,872
Income taxes	(424)	759	4,793
Non-cash transactions:
Transfer of loans to other real estate owned	31,175	44,833	12,276
Dividends paid in common stock	104	321	277
Fair value of restricted stock issued	50	372	108
Adoption of EITF 06-4	0	156	0
Net assets acquired	0	0	146,704
Minimum pension liability adjustment, net of taxes	454	(2,852)	(225)
Net change in fair values of securities available for sale, net of taxes	(2,363)	726	2,038

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

ALLOWANCE FOR LOAN AND LEASE LOSSES — The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with generally accepted accounting principles (“GAAP”) and regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, assessment of specific impaired loans, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

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

PREMISES AND EQUIPMENT — Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2009, 2008 or 2007.

OTHER REAL ESTATE OWNED — Assets acquired through, or in lieu of, foreclosure, are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.  Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other expenses.

ASSETS AVAILABLE FOR SALE — In 2004, the Company purchased a parcel of land which it then sub-divided into three lots. One lot was used as a branch location. The remainder of the land was transferred to assets available for sale. One lot was sold in 2006. In 2007, the Company acquired two lots in the Peoples purchase that it has transferred to assets available for sale. These three remaining lots are reported at the lower of cost or fair value less any cost of disposal. The carrying amount of $1.056 million is included in other assets at December 31, 2009 and 2008.

INCOME TAXES — The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets that are not expected to be realized.

The Company’s tax positions are recognized as a benefit only if it is “more likely than not” that the tax positions would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

INTANGIBLE ASSETS — Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. In 2009, the Company recognized an impairment loss related to its goodwill of $97.367 million, which was the balance of its goodwill.  There were no impairment losses recorded in 2008 or 2007. Core deposit intangible assets acquired prior to the purchase of The Peoples BancTrust Company are amortized over seven years using the straight-line method which approximates the run-off of those deposits. Core deposit intangible assets acquired in the purchase of The Peoples BancTrust Company are being amortized over their estimated life of 15 years, using an accelerated method which approximates the run-off of those deposits.

TREASURY STOCK — Treasury stock repurchases and sales are accounted for using the cost method.

TRUST DEPARTMENT ASSETS AND INCOME — Assets held by the Trust Department in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION — The Company has two incentive stock compensation plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2009, options for 38 thousand shares were granted and outstanding under the 1993 Plan. The Company may grant stock awards and options for up to 500 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through December 31, 2009, of which options to purchase 70 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company uses the fair-value method for accounting for stock-based employee compensation.

The Company expenses the fair value of options granted over the required service period. On April 19, 2006 the Company issued an option to purchase 1 thousand shares of its common stock. The Company recognized $11 thousand as compensation expense for this option over the one year vesting period, of which $3 thousand was recognized in 2007 and $8 thousand was recognized in 2006. No options were granted in 2009, 2008 or 2007. At December 31, 2009 and 2008, there was no unrecognized compensation expense related to unvested stock options issued by the Company.

A summary of the status of and changes in the Company’s issuance of restricted stock under the 2001 Plan at December 31, 2009, 2008, and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted-Avg. Fair Value Price Per Share	Shares	Weighted-Avg. Fair-Value Price Per Share	Shares	Weighted-Avg. Fair Value Price Per Share
	(Dollars and shares in thousands except per share)
Outstanding at beginning of year	106	$17.05	94	$20.32	90	$20.24
Granted	14	3.52	36	10.32	5	21.69
Vested	(65)	20.40	(23)	20.18	0	N/A
Forfeited	(4)	10.51	(1)	19.78	(1)	20.18
Outstanding at end of year	51	$9.53	106	$17.05	94	$20.32

Restricted stock was issued with a total fair value, which was the average of the closing bid and ask price on the date of issuance, of $50 thousand, $372 thousand and $108 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. The expense for shares issued will be recognized over the required service period. Shares issued in 2007 had a required service period of three years. Shares issued in 2008 and 2009 have a required service period of 3 years for 30 thousand shares, four years for 10 thousand shares and five years for 10 thousand shares. The resulting pre-tax charge for the years ended December 31, 2009, 2008 and 2007 was approximately $228 thousand, $549 thousand and $652 thousand, respectively. At December 31, 2009, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $212 thousand. The Company will recognize this expense over the remaining weighted-average vesting period of 2.07 years.

A summary of the status of and changes in the stock options granted pursuant to the 1993 Plan and the 2001 Plan at December 31, 2009, 2008, and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share
	(Dollars and shares in thousands except per share)
Outstanding at beginning of year	153	$15.13	183	$15.41	211	$14.89
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	(25)	10.77
Forfeited	(45)	15.80	(30)	16.83	(3)	20.83
Outstanding at end of year	108	$14.85	153	$15.13	183	$15.41
Exercisable at end of year	108	$14.85	153	$15.13	183	$15.41
Weighted-average fair value of the options granted		N/A		N/A		N/A

A summary of the stock options outstanding, all of which are exercisable, at December 31, 2009 is as follows:

	Number of Options	Exercise Price Per Share	Remaining Contractual Life	Intrinsic Value Per Share
		(Dollars and shares in thousands except per share)
	2	$9.95	2.04 years	$0.00
	25	11.31	1.13 years	0.00
	5	11.68	3.07 years	0.00
	13	11.91	0.04 years	0.00
	24	17.19	4.21 years	0.00
	38	17.23	4.55 years	0.00
	1	21.58	6.30 years	0.00
Total	108	$14.85	3.04 years	$0.00

The average intrinsic value per share of stock options exercised during 2007 was $9.55. The aggregate intrinsic value of stock options exercised during 2007 was $235 thousand. The intrinsic value per share of options exercised is the market price of a share of stock on the day of exercise less the option price. The aggregate intrinsic value of the options outstanding, all of which were exercisable, at both December 31, 2009 and 2008 was $0. The aggregate intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2009 and 2008 was 3.04 years and 3.36 years, respectively. Shares issued upon exercise of stock options are issued from authorized but unissued shares.

RECLASSIFICATIONS — Certain reclassifications of 2008 and 2007 balances have been made to conform with classifications used in 2009. These reclassifications had no effect on shareholders’ equity or reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS —In December 2007, the Financial Accounting Standards Board ("FASB") issued an update to the accounting standard which applies to all business combinations. This update requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the “acquisition method” (previously referred to as the “purchase method”). Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree; and recognize goodwill or, in the case of a bargain purchase, a gain. This update is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It applies to business combinations occurring after the effective date. The Company adopted the provisions of this update in the first quarter of 2009, as required, and the adoption did not have a material impact on the Company’s financial condition or results of operations.

In April 2008, the FASB issued an update to the accounting standards for the determination of the useful life of intangible assets that was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This update applies to all intangible assets, whether acquired in a business combination or otherwise. It is applied prospectively to intangible assets acquired after the effective date, and early adoption is prohibited. The Company adopted the provisions of this accounting standard update in the first quarter of 2009, as required, and the adoption did not have a material impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued an update to the accounting standards for the recognition and presentation of other-than-temporary impairments. The update changes existing guidance for determining whether impairment of debt securities is other than temporary and requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must be recognized in earnings.

Upon adoption of the standard, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The Company had no applicable accumulated-effect adjustments.  The update was effective as of June 30, 2009, and the Company recorded certain credit-related impairments in the last two quarters of 2009 pursuant to this new standard.

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

The update reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The update identifies factors to be considered when determining whether or not a market is inactive. The update is effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the update nor did it have a material impact on the consolidated financial statements of the Company when adopted.

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

In June 2009, the FASB issued an update to the accounting standards for accounting for transfers of financial assets.  This update eliminates the concept of a qualifying special purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  This update is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company does not believe that adoption will have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued an update to the accounting standards for the way entities account for securitizations and special-purpose entities which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This update is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated Variable Interest Entities).  The Company does not believe that adoption will have a material impact on the consolidated financial statements of the Company.

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

Note 2. Business Combinations and Disposition

Acquisition of The Peoples BancTrust Company

On October 15, 2007, BancTrust completed its acquisition of 100 percent of The Peoples BancTrust Company, Inc., a bank holding company headquartered in Selma, Alabama that operated 23 branches throughout the central part of the state of Alabama. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements of the Company reflect results of operations and the financial condition of Peoples subsequent to October 15, 2007. The Company issued approximately 6.3 million shares of BancTrust Financial Group, Inc. common stock and paid $38.6 million cash in connection with its acquisition of Peoples, representing a purchase price of $146.7 million. The cash amount includes transaction costs of approximately $780 thousand. The Company’s Board of Directors viewed the acquisition of The Peoples BancTrust Company, Inc. as an opportunity to achieve economies of scale by reason of its larger size, enhanced competitive position, and expanded market area.

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

Assuming the October 15, 2007 acquisition of The Peoples BancTrust Company, Inc. had occurred on January 1 of the first year presented, the consolidated results of operations on a pro forma basis (unaudited) for the year ended December 31, 2007 would have been as follows:

Year Ended December 31, 2007
(Dollars in thousands)
Net interest revenue from continuing operations	$79,159
Income from continuing operations	8,264
Income per share from continuing operations — basic	$0.47
Income per share from continuing operations — diluted	0.47

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

The purchase price and goodwill arising from the purchase of Peoples are stated as follows:

October 15, 2007
(Dollars in thousands)
Purchase price and goodwill
Purchase price	$146,704
Peoples tangible shareholders’ equity	(82,818)
Excess of purchase price over carrying amount of net tangible assets acquired	63,886
Purchase accounting adjustments (effect on Goodwill)
Investment securities available for sale	(478)
Loans and leases, net	(4,143)
Premises and equipment, net	13,280
Deposits	(73)
FHLB advances and long-term debt	166
Deferred tax liability	(7,578)
Total intangible assets	65,060
Core deposit intangible	(11,210)
Goodwill	$53,850

When there are differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer, if those differences are attributable, at least in part, to credit quality. accounting standards provide specific guidance. This guidance includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This guidance does not apply to loans originated by the entity. BancTrust identified $17.6 million of Peoples’ loans for which there was a difference between contractual cash flows and cash flows expected to be collected, and BancTrust charged-off approximately $293 thousand related to these loans in 2007. These loans have aggregate net charge-offs of $293 thousand, no specific loan loss reserve allocations and a carrying value of $4.3 million at December 31, 2009. There were no charge-offs in 2008 or 2009 relating to these loans. These loans continue to be classified assets or non-performing assets. The recognized interest income on such loans is immaterial for the years ended December 31, 2009, 2008 and 2007.

Note 3. Restrictions On Cash and Due From Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2009 and 2008 was approximately $3.5 million and $8.7 million, respectively.

Note 4. Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2009
U.S. Treasury securities	$1,437	$17	$0	$1,454
Obligations of U.S. Government sponsored enterprises	36,254	169	322	36,101
Obligations of states and political subdivisions	14,576	113	8	14,681
Mortgage-backed securities	209,949	2,088	2,439	209,598
Total	$262,216	$2,387	$2,769	$261,834

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2008
U.S. Treasury securities	$798	$32	$0	$830
Obligations of U.S. Government sponsored enterprises	28,660	1,094	0	29,754
Obligations of states and political subdivisions	30,613	469	142	30,940
Other investments	2,909	0	0	2,909
Mortgage-backed securities	155,502	3,037	1,093	157,446
Total	$218,482	$4,632	$1,235	$221,879

Securities available for sale with a carrying value of approximately $171.221 million and $162.563 million at December 31, 2009 and 2008, respectively, were pledged to secure deposits of public funds and trust deposits.

Proceeds from the sales of securities available for sale were $157.161 million in 2009, $27.358 million in 2008 and $667 thousand in 2007. Gross realized gains on the sale of these securities were $3.898 million in 2009, $265 thousand in 2008 and $6 thousand in 2007, and gross realized losses were $1 thousand in 2009, $79 thousand in 2008 and $3 thousand in 2007.

Maturities of securities available for sale as of December 31, 2009, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in 1 year or less	$36,943	$36,828
Due in 1 to 5 years	13,274	13,353
Due in 5 to 10 years	1,589	1,595
Due in over 10 years	461	460
Mortgage-backed securities	209,949	209,598
Total	$262,216	$261,834

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$19,734	$322	$0	$0	$19,734	$322
Obligations of states and political subdivisions	546	3	195	5	741	8
Mortgage-backed securities	100,726	1,630	3,780	809	104,506	2,439
Total	$121,006	$1,955	$3,975	$814	$124,981	$2,769

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of states and political subdivisions	$2,587	$98	$2,122	$44	$4,709	$142
Mortgage-backed securities	19,887	1,092	421	1	20,308	1,093
Total	$22,474	$1,190	$2,543	$45	$25,017	$1,235

At December 31, 2009, the Company had 22 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages and approximately 97.8 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.780 million and represents $809 thousand of the unrealized losses at December 31, 2009 in the greater than 12 months category. The fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities.  As of December 31, 2009, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the year ended December 31, 2009:

(Dollars in thousands)
Beginning balance of credit losses previously recognized in earnings	$0
Amount related to credit loss for securities for which an other-than-temporary impairment was not previously recognized in earnings	400
Amount related to credit loss for securities for which an other-than-temporary impairment was recognized in earnings	0
Ending balance of cumulative credit losses recognized in earnings	$400

Note 5. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$318,829	$349,897
Real estate — construction	384,008	439,425
Real estate— mortgage	685,912	660,496
Loans held for sale	2,947	2,927
Consumer, installment and single pay	78,799	84,787
Total loans and leases	1,470,495	1,537,532
Less unearned discount leases	(3,229)	(5,204)
Less deferred cost (unearned loan fees), net	1,322	1,478
Total loans and leases, net	$1,468,588	$1,533,806

In the normal course of business, the Bank makes loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and in Management’s opinion do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $39.995 million at December 31, 2009 and $32.696 million at December 31, 2008. During 2009, $57.887 million of new related party loans and advances were made, and principal repayments totaled $50.588 million. Outstanding commitments to extend credit to related parties totaled $21.107 million at December 31, 2009.

At December 31, 2009 and 2008, non-accrual loans totaled $114.837 million and $72.498 million, respectively. The amount of interest income that would have been recorded during 2009, 2008 and 2007, if these non-accrual loans had been current in accordance with their original terms, was $7.344 million, $6.556 million, and $2.374 million, respectively. The amount of interest income actually recognized on these loans during 2009, 2008 and 2007 was $1.567 million, $2.493 million and $1.816 million, respectively. At December 31, 2009 and 2008, restructured loans totaled $10.618 million and $0, respectively. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At December 31, 2009 and 2008, the recorded investments in loans that were considered to be impaired were $120.718 million and $68.994 million, respectively. Included in this amount is $65.672 million in 2009 and $19.965 million in 2008 of impaired loans for which the related allowance for loan losses is $18.881 million in 2009 and $6.712 million in 2008. The amounts of impaired loans that did not have specific allowances for loan losses were $55.046 million in 2009 and $49.029 million in 2008. Partial charge-offs of impaired loans that did not have specific allowances for loan losses were $271 thousand in 2009 and $211 thousand in 2008. The average recorded investment amounts in impaired loans during the years ended December 31, 2009, 2008 and 2007 were approximately $115.569 million, $52.167 million and $33.200 million, respectively.

The category commercial, financial and agricultural includes commercial leases of $23.067 million at December 31, 2009 and $37.288 million at December 31, 2008. These leases were acquired in the Peoples purchase.

Loans include loans held for sale of $2.947 million at December 31, 2009 and $2.927 million at December 31, 2008 which are accounted for at the lower of cost or market value, in the aggregate.

A summary of other real estate owned follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Construction, land development, lots and other land	$46,575	$46,252
1-4 family residential properties	2,634	1,638
Non-farm non-residential properties	2,976	3,012
Total other real estate owned	$52,185	$50,902

We carry our other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected. Other real estate owned activity is summarized as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Balance at the beginning of the year	$50,902	$14,524
Loan foreclosures	31,175	44,833
Property sold	(18,103)	(6,476)
Losses on sale and write-downs	(11,789)	(1,979)
Balance at the end of the year	$52,185	$50,902

Note 6. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at the beginning of the year	$30,683	$23,775	$16,328
Balance acquired	0	0	6,740
Balance sold	0	(345)	0
Provision charged to operating expense	37,375	15,260	12,435
Loans charged off	(23,387)	(9,288)	(12,705)
Recoveries	1,234	1,281	977
Balance at the end of the year	$45,905	$30,683	$23,775

Note 7. Premises and Equipment

Premises and equipment are summarized as follows:

		December 31,
	Estimated Lives	2009	2008
	(Dollars in thousands)
Land and land improvements		$22,378	$22,406
Bank buildings and improvements	7-40 years	61,701	61,589
Furniture, fixtures and equipment	3-10 years	25,055	24,607
Leasehold improvements	Lesser of lease period or estimated useful life	2,668	2,668
Total		111,802	111,270
Less accumulated depreciation and amortization		32,629	27,682
Premises and equipment, net		$79,173	$83,588

The provision for depreciation and amortization charged to operating expense in 2009, 2008 and 2007 amounted to $5.300 million, $5.897 million and $3.872 million, respectively.

Note 8. Goodwill and Intangible Assets

The Company had no goodwill on its Statement of Condition at December 31, 2009 and had $97.367 million of goodwill at December 31, 2008, all of which was recorded at the Bank. During 2009, the Company determined that all of its goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million to write off all of its goodwill.

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

The Company completed its annual test of goodwill for impairment as of September 30, 2008 which test indicated that none of the Company's goodwill was impaired. Management updated its test for impairment of goodwill at December 31, 2008, due to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of this test indicated that none of the Company's goodwill was impaired. At March 31, 2009, due to the decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The results of this test indicated that none of the Company's goodwill was impaired.

  At June 30, 2009, the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009.   The fair value of our enterprise at June 30, 2009 was determined using two methods. The first was a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second was an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company, and such methodology was materially and fundamentally consistent with our assessments prior to 2009. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009, supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009, indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009, was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009.  The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily due to the increase in the projected loss for the year 2009 and the use of a higher discount rate. We used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 for the June 30, 2009 testing to compensate for increased risk due to the higher levels of non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009.

The Company's methodology for its step 1 testing in 2009 was consistent with tests performed in 2008, subject only to minor refinements each quarter. These refinements had no material impact on the analysis.  The Company performed two step 2 tests in 2009, once at the end of the first quarter and again at the end of the second quarter. The Company used similar assumptions and methodologies in each of these tests.

The Company’s intangible assets subject to amortization were $6.827 million at December 31, 2009 and $9.477 million at December 31, 2008 with an original cost of $16.450 million at both December 31, 2009 and 2008 and with accumulated amortization of $9.623 million at December 31, 2009 and $6.973 million at December 31, 2008. Amortization expense for core deposit intangible assets for the years ended December 31, 2009, 2008 and 2007 was $2.650 million, $3.501 million and $1.227 million, respectively. Intangible assets totaling $5.241 million are amortized over seven years, with a remaining amortization period of one year. Intangible assets totaling $11.209 million are amortized over fifteen years, with a remaining amortization period of thirteen years.

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

Note 10. Deposits

The following summary presents the detail of interest-bearing deposits:

	December 31,
	2009	2008
	(Dollars in thousands)
Interest-bearing checking accounts	$303,579	$268,613
Savings accounts	125,749	105,631
Money market savings accounts	181,977	211,021
Time deposits ($100,000 or more)	432,943	428,291
Other time deposits	396,826	436,661
Total	$1,441,074	$1,450,217

The following summary presents the detail of interest expense on deposits:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest-bearing checking accounts	$1,355	$2,000	$2,987
Savings accounts	947	1,109	1,615
Money market savings accounts	1,734	5,472	6,846
Time deposits ($100,000 or more)	12,529	15,921	16,064
Other time deposits	11,404	15,488	16,459
Total	$27,969	$39,990	$43,971

The following table reflects maturities of time deposits at December 31, 2009:

	Less Than 1 Year	1 to 5 Years	6 to 10 Years	Total
	(Dollars in thousands)
$100,000 or more	$380,331	$49,466	$3,146	$432,943
Other time deposits	355,741	35,882	5,203	396,826
Total	$736,072	$85,348	$8,349	$829,769

Note 11. Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings.

The following is a summary of short-term borrowings:

	December 31,
	2009	2008
	(Dollars in thousands)
Note payable	$20,000	$0
Total	$20,000	$0
Weighted-average interest rate at year-end	4.73%	N/A
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	5.07%	1.81%

Information concerning securities sold under agreement to repurchase is summarized as follows:

	2009	2008		2007
	(Dollars in thousands)
Average balance during the year	$0	$2,010		$3,028
Average interest rate during the year	0%	1.33%		2.43%
Maximum month-end balances during the year	$0	$8,069		$5,002
Interest rate at December 31,	0%	N/A	%	2.50%

Information concerning federal funds purchased is summarized as follows:

	2009	2008	2007
	(Dollars in thousands)
Average balance during the year	$27	$1,296	$47
Average interest rate during the year	0.76%	2.55%	5.06%
Maximum month-end balances during the year	$0	$6,400	$0
Interest rate at December 31,	N/A	N/A	N/A

Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions.

Information concerning the note payable is summarized as follows:

	2009	2008	2007
	(Dollars in thousands)
Average balance during the year	$20,005	$37,902	$8,016
Average interest rate during the year	5.07%	6.82%	6.79%
Maximum month-end balances during the year	$20,000	$38,000	$38,000
Interest rate at December 31,	4.73%	4.93%	6.79%

In periods prior to 2009, the note payable was included in the category long-term debt. This loan was obtained from Silverton Bank (formerly The Bankers Bank, N.A.) in October of 2007 to finance a portion of the purchase of The Peoples BancTrust Company. This loan is secured by BancTrust’s stock in the Bank. This loan matures in October of 2010, requires quarterly interest payments and at December 31, 2009 had a floating rate based on one-month LIBOR plus 450 basis points. The Company has the option to repay any part of the principal at any time, and the Company made a payment of $18 million in 2008. This loan does not require periodic principal payments. Beginning as of March 31, 2008 and continuing through June 30, 2009, the Company was in breach of one or more financial covenants in its loan agreement with Silverton Bank, N.A., which loan agreement was assumed by Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.  The current outstanding principal balance of the loan is $20 million. Each quarter we obtained a waiver of these covenant breaches from Silverton or the FDIC as Receiver, as applicable.  On October 28, 2009 the FDIC as Receiver for Silverton Bank, N.A. and the Company signed an amendment to the loan agreement that modified the loan covenants in the following ways: (i) by deleting the covenant regarding the required minimum ratio of non-performing assets to the sum of total loans and other real estate owned and replacing it with a covenant that the Company's non-performing assets shall not exceed $200 million at the end of any calendar quarter; (ii) by deleting the minimum debt service coverage ratio covenant and replacing it with a covenant requiring the Company to maintain a minimum allowance for loan and lease losses for its bank subsidiary of at least 3% of its gross loans; and (iii) by modifying the covenant regarding classified assets to require that the Company's assets which are classified as "substandard" and "doubtful" shall be less than $275 million. The amendment was effective with respect to the Company's covenants commencing as of September 30, 2009, and at December 31, 2009 the Company was in compliance with all of the modified loan covenants.

Note 12. Federal Home Loan Bank Advances and Long-Term Debt

The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances	$1,951	$2,641	$2,986
Junior subordinated debentures	1,139	1,910	2,663
Note payable	0	2,586	543
Other	1	1	0
Total	$3,091	$7,138	$6,192

The following is a summary of FHLB advances and long-term borrowings:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
FHLB advances	$58,164	$58,471
Note payable to trust preferred subsidiaries	34,021	34,021
Note payable	0	20,057
Other	852	849
Total	$93,037	$113,398

FHLB borrowings are summarized as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at the end of the year	$58,164	$58,471	$65,320
Average balance during the year	58,291	63,051	57,650
Maximum month-end balances during the year	58,438	68,287	86,547
Daily weighted-average interest rate during the year	3.32%	4.19%	5.18%
Weighted-average interest rate at year-end	2.90%	5.24%	4.96%

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2009 and 2008, the Company had FHLB borrowings outstanding of $58.164 million and $58.471 million, respectively. The FHLB advances are secured by the Bank’s investment in FHLB stock, which totaled $6.394 million and $6.747 million at December 31, 2009 and 2008, respectively, by an interest-bearing deposit at the FHLB of $200 thousand and $0 million at December 31, 2009 and 2008, respectively, and also by a blanket floating lien on portions of the Bank’s real estate loan portfolio which totaled $174.779 million at December 31, 2009. These borrowings bear interest rates from 0.08 percent to 6.95 percent and mature from 2010 to 2026. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

In 2003, the Company created a business trust to issue trust preferred securities to finance a portion of a previous bank acquisition. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $18.557 million. This junior subordinated debenture matures in 2033 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 290 basis points. The Company has the option to repay this junior subordinated debenture. This junior subordinated debenture has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2009 and 2008. In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $15.464 million. This junior subordinated debenture matures in 2037 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 164 basis points. The Company does not have the option to repay any part of this junior subordinated debenture until 2012. This junior subordinated debenture has covenants generally associated with such borrowings and with which the Company was not in default at December 31, 2009 and 2008. BancTrust has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The junior subordinated debentures are summarized as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Balance at the end of the year	$34,021	$34,021	$34,021
Average balance during the year	34,021	34,021	34,021
Maximum month-end balances during the year	34,021	34,021	34,021
Daily weighted-average interest rate during the year	3.35%	5.61%	7.83%
Weighted-average interest rate at year-end	2.59%	4.92%	7.31%

At December 31, 2008, other long-term debt consisted of a loan for $20.057 million from an unrelated bank to the Company. This loan was reclassified in March 2009 as short-term debt. See Note 11 “Short-term Borrowings” for information on this loan.

Our other long-term debt is summarized as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Balance at the end of the year	$0	$20,057	$38,000
Average balance during the year	0	37,902	8,016
Maximum month-end balances during the year	0	38,000	38,000
Daily weighted-average interest rate during the year	N/A	6.82%	6.79%
Weighted-average interest rate at year-end	N/A	4.93%	6.79

The following table reflects maturities of long-term debt at December 31, 2009:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
FHLB advances	$24,988	$24,363	$7,389	$1,424	$58,164
Junior subordinated debentures	0	0	0	34,021	34,021
Other long-term debt	0	0	0	852	852
Total	$24,988	$24,363	$7,389	$36,297	$93,037

BancTrust elected to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. Under the program, on or before October 31, 2009, BancTrust could have issued up to $37 million of qualifying senior unsecured debt that would have been guaranteed by the FDIC and backed by the full faith and credit of the United States. Any debt issued under the program would have been guaranteed until June 30, 2012 and BancTrust would have been required to pay up to a 100 basis point fee on the outstanding balance during the guarantee period. BancTrust did not issue any debt under the program.

Note 13. Preferred Stock and Common Stock Warrants

On December 19, 2008, BancTrust sold 50,000 shares of preferred stock to the U.S. Treasury for $50 million dollars. Proceeds of $18 million from the sale were applied to repayment of the loan used by the Company to pay the cash portion of the purchase price of Peoples, and proceeds of $30 million were contributed to the Bank as capital after year-end 2008 to fund anticipated loan growth. The preferred stock has no par value and liquidation value of $1,000 per share. The shares of preferred stock qualify as Tier 1 capital and pay a cumulative annual dividend at a rate of 5 percent for the first five years. The dividend will increase to 9 percent after five years if the preferred stock has not been redeemed by the Company. The preferred stock may only be redeemed by the Company before the third anniversary of issuance with the approval of the Federal Reserve Bank, and then only with proceeds from the issuance of certain qualifying Tier 1 capital. The American Recovery and Reinvestment Act of 2009 removed the additional capital equity capital condition to early redemption. After three years, the Company may redeem shares of the preferred stock at any time for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. In conjunction with the issuance of the preferred stock, BancTrust issued the U.S. Treasury a warrant to purchase up to 731 thousand shares of the Company’s common stock at $10.26 per share, which would represent an aggregate investment, if fully exercised, of approximately $7.5 million in BancTrust common stock, or 15 percent of the value of the preferred stock. The warrant has a 10 year term. The U.S. Treasury could immediately exercise the warrant to purchase up to 50 percent of the shares of common stock underlying the warrant. It also may now exercise the warrant with respect to the other 50 percent of the shares because the Company did not raise an additional $50 million of qualifying equity capital on or before December 31, 2009.

BancTrust received from the U.S. Treasury $50 million in cash in exchange for 50 thousand shares of BancTrust’s preferred stock and for the warrant to purchase up to 731 thousand shares of BancTrust common stock. The Company calculated an estimated fair value for the preferred stock and the warrant and allocated the net proceeds from this sale to the preferred stock and warrant based on the relative estimated fair value of each. The estimated fair value of the preferred stock was calculated using a discounted cash flow assuming a market dividend yield for similar preferred stock (without warrants) of approximately 14 percent. The Company calculated the estimated fair value of the warrant using the Black-Scholes option pricing model using a risk-free interest rate of 2.14 percent, an expected dividend yield of 4.72 percent, an expected average life of 10 years and an expected volatility based on the approximate volatility of the NASDAQ Bank Index of 30 percent. The Company calculated the estimated fair value of the preferred stock and the warrant to be $25.277 million and $1.538 million, respectively. Based on the relative fair value, the Company recorded the preferred stock at $47.064 million. The relative fair value of the warrant was $2.867 million ($3.92 per share of common stock for which the warrant is exercisable) and this amount was added to additional paid in capital. Transaction costs for the sale were $86 thousand.

BancTrust is increasing its carrying value of the preferred shares to their redeemable value over 5 years using the constant yield method. This decreased net income available to common stock shareholders by $519 thousand in 2009 and by $21 thousand in 2008 and will decrease net income available to common stock shareholders by approximately $554 thousand in 2010, $590 thousand in 2011, $629 thousand in 2012, and $641 thousand in 2013. Dividends payable on the preferred shares decreased net income available to common stock shareholders by $2.5 million in 2009 and by $90 thousand in 2008 and will decrease net income available to common stock shareholders by approximately $2.5 million for each of the years 2010 to 2013.

Note 14. Accounting for Income Taxes

The components of income tax expense from continuing operations are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$(8,033)	$5,211	$1,569
State	(253)	236	23
Total current income tax expense	(8,286)	5,447	1,592
Deferred income tax expense (benefit):
Federal	(5,252)	(5,138)	632
State	(1,491)	(604)	(217)
Total deferred income tax (benefit) expense	(6,743)	(5,742)	415
Total income tax (benefit) expense	$(15,029)	$(295)	$2,007

Total income tax expense from continuing operations differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Income tax expense at statutory rate	$(47,713)	$336	$2,867
Increase (decrease) resulting from:
Goodwill impairment	34,078	0	0
Tax exempt interest	(630)	(776)	(835)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	42	68	115
State income taxes, net of federal benefit	(1,134)	(239)	(126)
Other, net	328	316	(14)
Total	$(15,029)	$(295)	$2,007
Effective tax rate	11.0%	(30.7)%	24.5%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$17,079	$11,506
Deferred compensation	355	857
Accrued pension cost	2,117	2,636
Interest on non-performing loans	0	3,741
Loans acquired in business combination	932	1,213
Investment securities acquired in business combination	21	15
Unrealized loss on securities available for sale	142	0
Write down of other real estate owned	3,887	196
Other	1,928	1,085
Total deferred tax assets	26,461	21,249
Deferred tax liabilities:
Unrealized gain on securities available for sale	0	(1,274)
Core deposit intangibles	(2,560)	(3,554)
Differences between book and tax basis of property	(8,690)	(8,966)
Loan origination cost	(832)	(939)
Leases	(5,806)	(5,749)
Other	(1,240)	(1,075)
Total deferred tax liabilities	(19,128)	(21,557)
Net deferred tax assets (liability)	$7,333	$(308)

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on debt and equity securities available for sale. The related deferred income tax effect of $1.416 million was recorded directly to shareholders’ equity as a component of accumulated other comprehensive income. A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on pension liabilities. The related deferred income tax effect of $520 thousand was recorded directly to shareholders’ equity as a component of accumulated other comprehensive income.

The Company has a state net operating loss carry forward in the amount of $19.677 million. The state net operating loss carry forward will begin to expire in 2017. The Company has federal tax credit carry forwards of $40 thousand, which will begin to expire in 2029 if not previously utilized.

At December 31, 2009, the Company had net deferred tax assets of $7.333 million.  Accounting Standards Codification  Topic 740, Income Taxes,  requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The Company's management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2009, the Company's management believes that it is more likely than not that it will be able to realize its net deferred tax asset. Despite recent losses and the challenging economic environment, the Company has a history of strong earnings, is well capitalized, has specific available tax planning strategies currently under consideration that would generate certain amounts of taxable income, and has expectations regarding near-term future taxable income. The deferred tax assets are analyzed quarterly for changes affecting potential realization, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

On January 1, 2007, the Company changed its method of accounting for uncertainties in income taxes and recognized a cumulative effect adjustment of $228 thousand as an increase to the balance of retained earnings and a decrease in liabilities of $387 thousand. The amount of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 were $786 thousand, $994 thousand and $668 thousand, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of the year	$994	$668	$648
Additions based on tax positions related to the current year	46	37	98
Increase (decrease) based on tax positions related to prior years	0	289	(78)
Reductions as a result of statutes of limitations expiring	(254)	0	0
Balance at end of the year	$786	$994	$668

As of December 31, 2009, approximately $588 thousand of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2009, 2008 and 2007 was $(65) thousand, $57 thousand and $75 thousand, respectively, and the amount accrued for interest and penalties at December 31, 2009 and December 31, 2008, was $289 thousand and $354 thousand, respectively.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. As a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits will materially decrease within the next 12 months. The amount of decrease that is reasonably possible is estimated to be $213 thousand.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located. The federal and state filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

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

 The Company is required to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. The Company is required to recognize changes in that funded status in the year in which the changes occur through comprehensive income effective for years ending after December 15, 2006.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2009	2008
	(Dollars in thousands)
Balance at beginning of the year	$13,656	$13,911
Service cost	457	608
Interest cost	836	810
Benefits paid	(502)	(416)
Actuarial (gain) loss	799	(1,257)
Balance at the end of the year	$15,246	$13,656

	Plan Assets
	2009	2008
	(Dollars in thousands)
Balance at beginning of the year	$9,219	$12,042
Return on plan assets	2,373	(3,383)
Employer contribution	1,057	976
Benefits paid	(502)	(416)
Balance at the end of the year	$12,147	$9,219

The following table reconciles the amounts BancTrust recorded related to the pension plan:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(3,099)	$(4,437)

Amounts recognized in accumulated other comprehensive income , excluding income taxes, consist of :
Unamortized prior service costs	$30	$35
Unamortized net losses	4,329	5,790
	$4,359	$5,825

During 2009, the pension plan’s total unrecognized net loss decreased by $1.5 million. The variance between the actual and expected return on pension plan assets during 2009 decreased the total unrecognized net loss by $1.7 million which was partially offset by a decrease in the assumed discount rate from 6.40 percent in 2008 to 5.87 percent in 2009. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2009, the average expected future working life of active plan participants was 7.9 years. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $14.271 million and $12.292 million at December 31, 2009 and 2008, respectively.

Components of the plan’s net cost were as follows:

	2009	2008	2007
	(Dollars in thousands)
Service cost	$457	$608	$572
Interest cost	836	810	703
Expected return on plan assets	(690)	(975)	(831)
Net amortization	4	8	8
Recognized net loss	578	212	159
Net pension cost	$1,185	$663	$611

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2009	2008	2007
Discount	6.40%	5.90%	5.90%
Annual salary increase	3.00%	3.50%	3.50%
Long-term return on plan assets	8.00%	8.00%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31 (the measurement dates) include the following:

	2009	2008
Discount	5.87%	6.40%
Annual salary increase	3.00%	3.00%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2009	2008
Equity securities	65%	68%
Debt securities	20%	16%
Other	15%	16%
Total	100.00%	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2009, the unrecognized net loss decreased by 10.7 percent of the December 31, 2008 projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2009 by approximately $85 thousand and $99 thousand, respectively, and decreased or increased the year-end projected benefit obligation by $4.5 million and $4.5 million, respectively.

The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2009 by $86 thousand.

The pension plan is allowed to invest pension assets in equity securities up to 70% of the plan assets; however, due to current economic conditions, the pension plan has chosen to invest less than this amount in equity securities.

The Company’s overall investment strategy is to achieve a mix of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefits payments with a wide diversification of asset types, fund strategies, and fund managers.  The target allocation for plan assets is up to 70 percent equity securities and up to 30 percent corporate bonds, U.S. Government securities and cash equivalents.  Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed Income securities include corporate bonds of companies of diversified industries, mortgage-backed securities and U.S. Government Bonds.  Other types of investments include foreign securities managed through low cost mutual funds.

Asset Category	Expected Long-Term Return	Target Allocation
Equity securities	9.0%	70%
Debt securities	6.0%	30%
Other	3.0%	0%

Information detailing the fair values of plan assets is presented in the following table.

December 31, 2009 (Dollars in thousands)
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$1,879	$1,879	$		$
Equity securities:
U.S. large cap(1)	3,575	3,575
U.S. mid cap	711	711
U.S. small cap	924	924
Foreign(2)	2,598	2,598
Emerging markets(2)	58			58
Fixed income securities:
U.S. Government bonds	326	326
Corporate bonds(3)	2,076			2,076

Total plan assets	$12,147	$10,013		$2,134	$

(1) This category comprises low-cost equity funds and actively managed common stocks.
(2) This category comprises low-cost equity funds that compares to the MSCI-EAFE Index.
(3) This category represents investment grade bonds of U.S. issuers and bond funds from diverse industries.

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

In 2009, BancTrust contributed $1.057 million to its defined benefit plan. BancTrust expects to contribute a combined $1.084 million to its pension plans in 2010. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2009, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2010	$1,018
2011	$1,735
2012	$1,719
2013	$1,703
2014	$1,337
2015-2019	$5,249

THE PEOPLES BANCTRUST COMPANY, INC. PENSION PLAN — The Peoples BancTrust Company (“Peoples”) had a defined benefit pension plan. This defined benefit pension plan is a tax-qualified plan that covered all eligible salaried and hourly employees of Peoples. All contributions were made by Peoples to fund toward a targeted defined benefit based on years of service and compensation. A participant retiring at age 65 is eligible to receive a monthly single life annuity equal to 1.00 percent of final average monthly compensation times years of credited service, plus .65 percent of final average monthly compensation in excess of Covered Compensation times years of credited service (up to 35 years). Participants age 55 or older with 10 years of vesting service may retire prior to age 65 with a reduced benefit. New or rehired employees beginning employment after August 21, 2007 are not eligible to participate in the plan.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation 2009	Projected Benefit Obligation 2008
	(Dollars in thousands)
Balance at beginning of period	$14,143	$15,089
Service cost	477	730
Interest cost	883	898
Benefits paid	(484)	(512)
Actuarial loss (gain)	1,104	(2,062)
Balance at the end of the year	$16,123	$14,143

	Plan Assets 2009	Plan Assets 2008
	(Dollars in thousands)
Balance at acquisition date	$12,058	$14,565
Return on plan assets	1,885	(1,995)
Employer contribution	0	0
Benefits paid	(484)	(512)
Balance at the end of the year	$13,459	$12,058

The following table reconciles the amounts BancTrust recorded related to the Peoples pension plan:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(2,664)	$(2,085)

Amounts recognized in accumulated other comprehensive income , excluding income taxes, consist of :
Unamortized actuarial net losses	$1,286	$2,105
Unamortized prior service cost	0	0
	$1,286	$2,105

During 2009, the Peoples pension plan’s total unrecognized net loss increased by $79 thousand. The variance between the actual and expected return on pension plan assets during 2009 decreased the total unrecognized net loss by $949 thousand which was more than offset by a decrease in the discount rate from 6.40 percent in 2008 to 5.87 percent in 2009. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working life of active plan participants. As of January 1, 2009, the average expected future working lifetime of active plan participants was 9 years. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $14.796 million and $13.030 million at December 31, 2009 and 2008, respectively.

Components of the Peoples plan’s net cost (2007 represents only the pension cost from the period of acquisition of Peoples on October 15, 2007 to December 31, 2007) were as follows:

	2009	2008	2007
	(Dollars in thousands)
Service cost	$477	$730	$173
Interest cost	883	898	177
Expected return on plan assets	(937)	(989)	(199)
Net amortization	0	(9)	(5)
Recognized net loss	77	23	14
Net pension cost	$500	$653	$160

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2009	2008
Discount	6.40%	5.90%
Annual salary increase	3.00%	3.50%
Long-term return on plan assets	8.00%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2009 and 2008 (the measurement date) include the following:

	2009	2008
Discount	5.87%	6.40%
Annual salary increase	3.00%	3.00%

The asset allocations of pension benefit plan assets at December 31, 2009 and 2008 were:

Asset Category	2009	2008
Equity securities	63%	45%
Debt securities	31%	45%
Other	6%	10%
Total	100.00%	100.00%

Information detailing the fair values of plan assets is presented in the following table.

December 31, 2009
(Dollars in thousands)
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$818	$818	$		$
Equity securities:
U.S. large cap(1)	7,727	7,727
Foreign(2)	812	812
Fixed income securities:
U.S. Government bonds	2,702	2,702
Corporate bonds(3)	1,400			1,400

Total plan assets	$13,459	$12,059		$1,400	$

(1) This category comprises low-cost equity funds and actively managed common stocks.
(2) This category comprises low-cost equity funds that compares to the MSCI-EAFE Index.
(3) This category represents investment grade bonds of U.S. issuers and bond funds from diverse industries.

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2009, the unrecognized net loss increased by 0.6 percent of the projected benefit obligation at December 31, 2008. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. An increase or decrease of 1 percent in the discount rate would have decreased or increased the net periodic benefit cost for 2009 by approximately $128 thousand and $254 thousand, respectively and decreased or increased the year-end projected benefit obligation by $2.3 million and $2.3 million, respectively.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes using the target allocations described below. Each 1.0 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2009 by $117 thousand.

The pension plan is allowed to invest pension assets in equity securities up to 70% of the plan assets; however, due to current economic conditions, the pension plan has chosen to invest less than this amount in equity securities.

The Company’s overall investment strategy is to achieve a mix of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefits payments with a wide diversification of asset types, fund strategies, and fund managers.  The target allocation for plan assets is up to 70 percent equity securities and up to 30 percent corporate bonds, U.S. Government securities and cash equivalents.  Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Fixed Income securities include corporate bonds of companies of diversified industries, mortgage-backed securities and U.S. Government Bonds.  Other types of investments include foreign securities managed through low-cost mutual funds.

Asset Category	Expected Long-Term Return	Target Allocation
Equity securities	9.0%	70%
Debt securities	6.0%	30%
Other	3.0%	0%

The Peoples plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

BancTrust expects to contribute a combined $1.084 million to its pension plans in 2010. In 2009, BancTrust made no contributions to the Peoples plan. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the Peoples pension plan to the extent permitted by law.

At December 31, 2009, the Peoples pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2010	$693
2011	$706
2012	$788
2013	$874
2014	$929
2015-2019	$5,659

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

In 2008, the Company changed its accounting policy with respect to the Supplemental Plan. Management believes the newly adopted accounting policy is preferable in the circumstances because it establishes a definitive accrual for each participant in the plan specifically responsive to the individual’s factors and variables, as applicable in the provisions of the Supplemental Plan. As it was determined to be impracticable to ascertain the period-specific effects of the change on all prior periods presented combined with the belief that such effects would be immaterial to the operating results and financial condition of such periods, the cumulative effect of the change to the new accounting principle was applied to the carrying amounts of assets and liabilities as of January 1, 2008, the beginning of the earliest period to which the new accounting policy can be practically applied. At such date, the Company recorded the cumulative effect of applying this change in accounting principle by decreasing retained earnings by $829 thousand, increasing deferred tax assets by $498 thousand and increasing other liabilities by $1.327 million. The amount of the liability for the Supplemental Plan was $1.165 million at December 31, 2009 and $1.138 million at December 31, 2008. The discount rate utilized in measuring the liability was 5.87 percent at December 31, 2009, and 5.90 percent at both January 1, 2008 and December 31, 2008. Amounts of postretirement expense under this Supplemental Plan were immaterial for the years ended December 31, 2009, 2008 and 2007.

SAVINGS AND PROFIT SHARING PLAN — BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan and The Peoples BancTrust Company, Inc. 401(k) Plan that was adopted by The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to their acquisition by the Company. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in one of the plans. Under the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan , an eligible employee may defer up to 75 percent of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2 percent of employee contribution, $0.75 per $1.00 on the next 2 percent of employee contribution and $0.50 per $1.00 on the next 2 percent of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. Under The Peoples BancTrust Company, Inc. 401(k) Plan, the employees of The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to the acquisition and new or rehired employees beginning employment after October 15, 2007 and working in a location that was formerly a location of The Peoples BancTrust Company, Inc. or The Peoples Bank and Trust Company, are permitted to participate in this plan. An eligible employee may defer up to 75 percent of his or her pay into the plan, subject to dollar limitations imposed by law. We make a matching contribution of $.25 for $1.00 for the first 6 percent of pay contributed by the participant. Contributions vest as follows: 25 percent after two years, 50 percent after three years, and 75 percent after four years. Employees are fully vested after five years. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year.

 The Company made total contributions of $706 thousand, $833 thousand and $705 thousand, respectively, during 2009, 2008 and 2007.

DEFERRED COMPENSATION PLAN — The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $57 thousand, $80 thousand, and $91 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements. The amount of the liability was $1.745 million and $1.603 million at December 31, 2009 and 2008, respectively.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2009 and 2008, the grantor trust held 86 thousand and 100 thousand shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 16. Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2009, 2008 and 2007. Diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair value of the common stock during the respective periods.

The following table presents the earnings per common share calculations for the years ended December 31, 2009, 2008 and 2007. The Company excluded from the calculation of earnings per share 839 thousand, 148 thousand and 38 thousand shares for the years ended December 31, 2009, 2008 and 2007, respectively, because those shares were subject to options or warrants issued with exercise prices in excess of the average market value per share.

Basic Earnings Per Common Share	2009	2008	2007
	(Dollars in thousands, except per share)
Net income (loss) available to common shareholders	$(124,321)	$1,145	$6,186

Weighted average common shares outstanding	17,617	17,540	12,521

Basic earnings (loss) per common share	$(7.06)	$0.07	$0.49

Diluted Earnings Per Common Share

Net income (loss) available to common shareholders	$(124,321)	$1,145	$6,186

Weighted average common shares outstanding	17,617	17,540	12,521

Add: Dilutive effects of assumed conversions and exercises of common stock options, warrant and restricted stock	0	155	183

Weighted average common and dilutive potential common shares outstanding	17,617	17,695	12,704

Diluted earnings (loss) per common share	$(7.06)	$0.06	$0.49

Note 17. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Bank. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are generally limited to the Bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. At January 1, 2010, the Bank could not declare a dividend without the approval of regulators. We requested and received approval for the Bank to pay a $2.0 million dividend to BancTrust in the first quarter of 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Bank meets all capital adequacy requirements to which it is subject.  The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2009, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.7%, a Tier 1 Capital to risk-weighted assets ratio of 13.1% and a total capital to risk-weighted assets ratio of 14.4%.

As of December 31, 2009 and 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred stock issued by our business trusts is included by the Company in its calculation of Tier 1 and total capital.

In order to maintain our capital at acceptable levels the Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock, incurring additional debt or modifying or refinancing existing debt, or reducing our capital position by purchasing or redeeming our outstanding securities.

Actual capital amounts and ratios are presented in the table below for the Bank and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$212,689	13.1%	$130,131	8.0%	N/A	N/A
Bank	233,822	14.4	129,821	8.0	$162,276	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$192,088	11.8%	$65,065	4.0%	N/A	N/A
Bank	213,221	13.1	64,910	4.0	$97,366	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$192,088	9.7%	$79,007	4.0%	N/A	N/A
Bank	213,221	10.7	79,533	4.0	$99,416	5.0%
December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$239,357	14.1%	$136,242	8.0%	N/A	N/A
Bank	224,959	13.2	136,068	8.0	$170,085	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$217,980	12.8%	$68,121	4.0%	N/A	N/A
Bank	203,582	12.0	68,034	4.0	$102,051	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$217,980	11.1%	$78,605	4.0%	N/A	N/A
Bank	203,582	10.4	78,606	4.0	$98,258	5.0%

Note 18.  Fair Value Measurement and Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company establishes a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:  Level 1:  Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.  Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

December 31, 2009 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$1,454	$0	$1,454	$0
Obligations of U.S. Government sponsored enterprises	36,101	0	36,101	0
Obligations of states and political subdivisions	14,681	0	14,681	0
Mortgage-backed securities	209,598	9,511	199,886	201
Total available for sale securities	$261,834	$9,511	$252,122	$201

December 31, 2008 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$830	$0	$830	$0
Obligations of U.S. Government sponsored enterprises	29,754	0	29,754	0
Obligations of states and political subdivisions	30,940	0	30,940	0
Other investments	2,909		2,909
Mortgage-backed securities	157,446	0	157,446	0
Total available for sale securities	$221,879	$0	$221,879	$0

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

(Dollars in thousands)
January 1, 2009	$0
Total gains or losses (realized/unrealized)	0
Included in earnings	0
Included in other comprehensive income	0
Purchases, issuance, and settlements	0
Transfers into Level 3	201
December 31, 2009	$201

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

December 31, 2009 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$46,791	—	—	$46,791
Loans held for sale	$2,947	—	—	$2,947
Other real estate owned	$52,185	—	—	$52,185

December 31, 2008 (Dollars in thousands)
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$13,253	—	—	$13,253
Loans held for sale	$2,927	—	—	$2,927
Other real estate owned	$50,902	—	—	$50,902

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

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2009 and 2008. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

LOANS — For equity lines and other loans with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans is estimated by discounting their future cash flows using interest rates currently being offered for loans with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value at December 31, 2009 has been affected by an estimate of certain liquidity risk.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2009 and 2008, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2009 and 2008 are summarized below.

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and federal funds sold	$37,287	$37,287	$42,693	$42,693
Interest-bearing deposits	22,389	22,389	42,376	42,376
Securities available for sale	261,834	261,834	221,879	221,879
Loans, net	1,422,683	1,382,716	1,503,123	1,515,484
Financial liabilities:
Deposits	$1,653,435	$1,656,759	$1,662,477	$1,668,604
Short-term borrowings	20,000	20,356	0	0
FHLB advances and long-term debt	93,037	74,905	113,398	114,007

Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

	December 31,
	2009	2008
	(Dollars in thousands)
Standby letters of credit	$25,491	$30,064
Commitments to extend credit	261,904	245,392

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2009, was $25.491 million, and that sum represents the Company’s maximum credit risk. At December 31, 2009, the Company had $255 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

The Company leases certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2009 are summarized below.

Year	Minimum Rental Payments
(Dollars in thousands)
2010	$425
2011	318
2012	180
2013	99
2014	93
After 2015	1,436
Total	$2,551

Rental expense under all operating leases amounted to $469 thousand, $569 thousand, and $456 thousand in 2009, 2008 and 2007, respectively.

The Company and the Bank are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 20.  Non-Interest Revenue

Components of other income, charges and fees are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Mortgage loan fees	$1,289	$1,147	$2,077
ATM interchange fees	1,738	1,651	792
Other	3,642	3,631	2,257
Total	$6,669	$6,429	$5,126

Note 21.  Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Accounting and audit	$919	$923	$895
Advertising	295	546	848
Data processing	322	262	539
Stationery and supplies	739	1,085	1,100
Other	8,940	9,465	7,270
Total	$11,215	$12,281	$10,652

Note 22.  Segment Reporting

Prior to 2008, certain information was required to be disclosed for the reportable operating segments of the Company. During the second quarter of 2008, we merged our two previously reportable segments, BankTrust, incorporated in the state of Alabama, and BankTrust, incorporated in the state of Florida. Because we now operate and manage as a one-bank holding company, we no longer have any reportable segments. Our corporate governance activities likewise are now directed to a single reporting banking segment.

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

Note 23. Other Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of shareholders’ equity and other comprehensive income (loss). In the calculation of other comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income (loss) in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2009
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	$(1,209)	$(453)	$(756)
Less: reclassification adjustment of credit portion included in net income	400	150	250
Net noncredit portion of other-than-temporary impairment losses	(809)	(303)	(506)
Less realized gains included in operations	(3,897)	(1,461)	(2,436)
Net change in unrealized gains on securities	927	348	579
Net pension liability adjustment, substantially actuarial gains	1,386	520	866
Other comprehensive (loss)	$(2,393)	$(896)	$(1,497)

	2008
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains arising during the period	$1,348	$506	$842
Less realized gains included in operations	(186)	(70)	(116)
Net change in unrealized gains on securities	1,162	436	726
Net pension liability adjustment, substantially actuarial losses	(4,330)	(1,624)	(2,706)
Other comprehensive (loss)	$(3,168)	$(1,188)	$(1,980)

	2007
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains arising during the period	$3,264	$1,224	$2,040
Less realized gains included in operations	(3)	(1)	(2)
Net change in unrealized loss on securities	3,261	1,223	2,038
Minimum pension liability adjustment	(141)	(53)	(88)
Other comprehensive income	$3,120	$1,170	$1,950

At December 31, 2009 and 2008 accumulated other comprehensive income (loss) was comprised of the following:

	December 31, 2009
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale	$(382)	$(142)	$(240)
Pension related adjustments, including minimum liability and funding status	(5,645)	(2,117)	(3,528)
Accumulated other comprehensive loss	$(6,027)	$(2,259)	$(3,768)

	December 31, 2008
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains on securities available for sale	$3,397	$1,274	$2,123
Pension related adjustments, including minimum liability and funding status	(7,030)	(2,636)	(4,394)
Accumulated other comprehensive loss	$(3,633)	$(1,362)	$(2,271)

Note 24. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2009	2008
	(Dollars and shares in thousands)
ASSETS
Cash and cash equivalents	$247	$34,140
Investment in bank subsidiary	219,643	312,310
Other assets	6,130	4,797
Total assets	$226,020	$351,247
LIABILITIES
Short-term debt	$20,000	$0
Long-term debt	34,021	54,078
Other liabilities	8,201	7,781
Total liabilities	62,222	61,859
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2009 and 2008	47,587	47,085
Common stock — $.01 par value
Shares authorized — 50,000
Shares issued — 17,890 in 2009 and 17,811 in 2008	179	178
Additional paid in capital	193,800	193,458
Accumulated other comprehensive loss, net	(3,768)	(2,271)
Deferred compensation payable in common stock	780	1,674
Retained earnings	(71,592)	53,346
Treasury stock, 256 shares in 2009 and 2008, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 86 shares in 2009 and 100 shares in 2008	(780)	(1,674)
Total shareholders’ equity	163,798	289,388
Total liabilities and shareholders’ equity	$226,020	$351,247

Condensed Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash dividends from subsidiaries	$2,000	$8,500	$4,500
Other income	232	152	105
Total income	2,232	8,652	4,605
Interest expense — short-term debt	1,015	0	0
Interest expense — long-term debt	1,139	4,496	3,206
Expenses — other	1,067	949	1,317
Income (loss) before undistributed income (excess distributions) of subsidiaries	(989)	3,207	82
Equity in undistributed income (excess distributions) of subsidiaries	(120,306)	(1,951)	6,104
Net income (loss)	(121,295)	1,256	6,186
Effective preferred stock dividend	3,026	111	0
Net income (loss) available to common shareholders	$(124,321)	$1,145	$6,186

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(121,295)	$1,256	$6,186
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in excess distributions (undistributed earnings) of subsidiaries	120,306	1,951	(6,104)
Other, net	161	3,137	(2,054)
Net cash provided by (used in) operating activities	(828)	6,344	(1,972)
INVESTING ACTIVITIES
Capital injection into subsidiary	(30,000)	0	0
Net cash paid in acquisition	0	0	(31,792)
Net cash used in investing activities	(30,000)	0	(31,792)
FINANCING ACTIVITIES
Cash dividends	(3,008)	(8,813)	(6,400)
Proceed from issuance of long-term debt	0	57	38,000
Payment of long-term debt	(57)	(18,000)	0
Proceeds from issuance of preferred stock	0	47,085	0
Proceeds from issuance of common stock warrants	0	2,867	0
Proceeds from exercise of stock options	0	0	265
Net cash provided by (used in) financing activities	(3,065)	23,196	31,865
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,893)	29,540	(1,899)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,140	4,600	6,499
CASH AND CASH EQUIVALENTS AT END OF YEAR	$247	$34,140	$4,600

	2009	2008	2007
	(Dollars in thousands)
Cash paid for:
Interest	$2,787	$4,591	$2,524
Income taxes	(424)	759	4,793
Non-cash transactions:
Dividends paid in common stock	104	321	277
Fair value of restricted stock issued	50	372	108
Adoption of EITF 06-4	0	156	0

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

Internal Control over Financial Reporting

See “Management’s Report on Internal Controls over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 above.

 Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2010 annual meeting under the captions “VOTING SECURITIES — Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and under the caption “CORPORATE GOVERNANCE -CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2010 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is included in this report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.” The balance of the information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2010 annual meeting under the captions “VOTING SECURITIES — Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2010 annual meeting under the caption “CORPORATE GOVERNANCE -CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2010 annual meeting under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2009 and 2008
Consolidated Statements of Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements.

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

11. *Amendment Number One to South Alabama Bancorporation 1993 Incentive Compensation Plan, dated May 9, 1997 filed as Exhibit (10).28 to the registrant’s annual report on Form 10-K for the year 1997 (No. 0-15423), is incorporated herein by reference.

12. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Alabama Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

13. *Amendment No. 2 to South Alabama Bancorporation 1993 Incentive Compensation Plan, filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

14. Stock Purchase Agreement dated as of April 7, 2005 between the registrant and Tombigbee Bancshares, Inc. filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 (No. 0-15423), is incorporated herein by reference.

15. *Form of BancTrust Financial Group, Inc., 2001 Incentive Compensation Plan Restricted Stock Award Agreement filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

16. *Form of BancTrust Financial Group, Inc. Option Agreement — Incentive Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

17. *Form of BancTrust Financial Group, Inc. Option Agreement — Nonqualified Supplemental Stock Option (2001 Incentive Compensation Plan) filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, filed on Form 10-Q/A on August 26, 2005 (No. 0-15423), is incorporated herein by reference.

18. *BancTrust Financial Group, Inc. Employee Savings and & Profit Sharing Plan, filed as Exhibit 10.28 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

19. *Retirement Plan for Employees of South Alabama Bancorporation, Inc. filed as Exhibit 10.29 to registrant’s Registration Statement on Form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

20. *First Amendment to the Retirement Plan for Employees of South Alabama Bancorporation, filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

21. *Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc., filed as Exhibit 10.31 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

22. *Third Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc., filed as Exhibit 10.32 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

23. Letter Agreement, dated December 19, 2008, between the Company and the U.S. Treasury including the Securities Purchase Agreement attached thereto, filed as Exhibit (10).1 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

24. *Form of Waiver executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).2 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

25.*Form of letter agreement, executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).3 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

26.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and W. Bibb Lamar, Jr., filed as Exhibit (10).4 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

27.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and F. Michael Johnson, filed as Exhibit (10).5 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

28.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Michael D. Fitzhugh, filed as Exhibit (10).6 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

29.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Bruce C. Finley, Jr., filed as Exhibit (10).7 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

30.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and Edward T. Livingston, filed as Exhibit (10).8 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

31. *Amended and Restated 2001 Incentive Compensation Plan, filed as Exhibit (10).9 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

32. *Form of Nonqualified Supplement Stock Option Agreement, filed as Exhibit (10).10 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

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

35. *Amendment to Change of Control Compensation Agreement dated as of September 11, 2009, between BancTrust Financial Group, Inc., BankTrust and W. Bibb Lamar, Jr., filed as Exhibit (10.)1 to registrant’s Current Report on Form 8-K filed on September 15, 2009 (No. 0-15423) is incorporated herein by reference.

36. *Amendment to Change of Control Compensation Agreement dated as of September 11, 2009, between BancTrust Financial Group, Inc., BankTrust and F. Michael Johnson, filed as Exhibit (10.)2 to registrant’s Current Report on Form 8-K filed on September 15, 2009 (No. 0-15423) is incorporated herein by reference.

37. *Amendment to Change of Control Compensation Agreement dated as of September 11, 2009, between BancTrust Financial Group, Inc., BankTrust and Michael D. Fitzhugh, filed as Exhibit (10.)3 to registrant’s Current Report on Form 8-K filed on September 15, 2009 (No. 0-15423) is incorporated herein by reference.

38. *Amendment to Change of Control Compensation Agreement dated as of September 11, 2009, between BancTrust Financial Group, Inc., BankTrust and Bruce C. Finley, Jr., filed as Exhibit (10.)4 to registrant’s Current Report on Form 8-K filed on September 15, 2009 (No. 0-15423) is incorporated herein by reference.

39. *Amendment to Change of Control Compensation Agreement dated as of September 11, 2009, between BancTrust Financial Group, Inc., BankTrust and Edward T. Livingston, filed as Exhibit (10.)5 to registrant’s Current Report on Form 8-K filed on September 15, 2009 (No. 0-15423) is incorporated herein by reference.

40. First Amendment to Loan Agreement dated as of October 28, 2009 between Federal Deposit Insurance Corporation as Receiver of Silverton Bank, N.A. and BancTrust Financial Group, Inc., filed as Exhibit (10.)1 to registrant’s Current Report on Form 8-K filed on October 30, 2009 (No. 0-15423) is incorporated herein by reference.

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

(99) Section 30.15 certifications.

1. Certification of Principal Executive Officer Pursuant to 31 C.F.R. Section 30.15.

2. Certification of Principal Financial Officer Pursuant to 31 C.F.R. Section 30.15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banctrust Financial Group, Inc.

By:	/s/ F. Michael Johnson
F. Michael Johnson
Chief Financial Officer and Secretary

Dated: March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. Bibb Lamar, Jr.	President and CEO	March 17, 2010
W. Bibb Lamar, Jr.	(Principal executive officer)

/s/ F. Michael Johnson	Chief Financial Officer and Secretary	March 17, 2010
F. Michael Johnson	(Principal financial and accounting officer)

/s/ Tracy T. Conerly	Director	March 17, 2010
Tracy T. Conerly

/s/ Stephen G. Crawford	Director	March 17, 2010
Stephen G. Crawford

/s/ David C. De Laney	Director	March 17, 2010
David C. De Laney

/s/ Robert M. Dixon, Jr.	Director	March 17, 2010
Robert M. Dixon, Jr.

/s/ Broox G. Garrett, Jr.	Director	March 17, 2010
Broox G. Garrett, Jr.

/s/ Carol F. Gordy	Director	March 17, 2010
Carol F. Gordy

/s/ Barry E. Gritter	Director	March 17, 2010
Barry E. Gritter

/s/ James M. Harrison, Jr.	Director	March 17, 2010
James M. Harrison, Jr.

/s/ Clifton C. Inge, Jr.	Director	March 17, 2010
Clifton C. Inge, Jr.

/s/ Kenneth S. Johnson	Director	March 17, 2010
Kenneth S. Johnson

/s/W. Bibb Lamar, Jr.	Director	March 17, 2010
W. Bibb Lamar, Jr.

/s/ John H. Lewis, Jr.	Director	March 17, 2010
John H. Lewis, Jr.

/s/ Harris V. Morrissette	Director	March 17, 2010
Harris V. Morrissette

/s/ Paul D. Owens, Jr.	Director	March 17, 2010
Paul D. Owens, Jr.

/s/ Mary Ann M. Patterson	Director	March 17, 2010
Mary Ann M. Patterson

/s/ Peter C. Sherman	Director	March 17, 2010
Peter C. Sherman

/s/ Dennis A. Wallace	Director	March 17, 2010
Dennis A. Wallace

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

23.1	Consent of KPMG LLP

23.2	Consent of Dixon Hughes PLLC

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15

99.2	Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15