Form 10-Q
period 2010-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2010-05-11
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
X	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes____No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ____	Accelerated filer ______	Non-accelerated filer ______	Smaller reporting company __X__
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____   No   X

Shares of common stock ($0.01 par) outstanding at May 6, 2010: 17,685,632

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	March 31, 2010	December 31, 2009
ASSETS
Cash and Due from Banks	$33,772	$37,287
Federal Funds Sold	0	0
Total Cash and Cash Equivalents	33,772	37,287
Interest-Bearing Deposits in Other Financial Institutions	105,323	22,389
Securities Available for Sale, at Fair Value	284,625	261,834
Loans Held for Sale	1,469	2,947

Loans and Leases	1,447,673	1,465,641
Allowance for Loan and Lease Losses	(47,792)	(45,905)
Loans and Leases, Net	1,399,881	1,419,736

Premises and Equipment, Net	78,110	79,173
Accrued Income Receivable	6,480	6,689
Other Intangible Assets	6,260	6,827
Cash Surrender Value of Life Insurance	16,591	16,440
Other Real Estate Owned	57,915	52,185
Other Assets	39,669	41,212
Total Assets	$2,030,095	$1,946,719

LIABILITIES
Non-Interest-Bearing Demand Deposits	$222,122	$212,361
Interest-Bearing Demand Deposits	498,417	485,556
Savings Deposits	128,013	125,749
Large Denomination Time Deposits (of $100 or more)	469,022	432,943
Other Time Deposits	418,383	396,826
Total Deposits	1,735,957	1,653,435
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	92,992	93,037
Other Liabilities	16,299	16,449
Total Liabilities	1,865,248	1,782,921

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2010 and 2009	47,722	47,587
Common Stock – Par Value $0.01 Per Share, 50,000 Shares Authorized, Shares Issued: 2010-17,895; 2009-17,890	179	179
Additional Paid in Capital	193,829	193,800
Accumulated Other Comprehensive Loss, Net	(3,269)	(3,768)
Deferred Compensation Payable in Common Stock	803	780
Retained Deficit	(71,206)	(71,592)
Treasury Stock of 256 Common Shares in 2010 and 2009, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 95 Shares in 2010 and 86 Shares in 2009	(803)	(780)
Total Shareholders' Equity	164,847	163,798
Total Liabilities and Shareholders' Equity	$2,030,095	$1,946,719

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars and shares in thousands, except per share amounts)
		Three Months Ended March 31,
		2010	2009
	Interest Revenue:
	Loans and Leases	$18,508	$19,127
Securities Available for Sale:	Taxable	2,189	2,423
	Non-Taxable	97	323
	Other	26	38
	Total Interest Revenue	20,820	21,911

	Interest Expense:
	Deposits	5,042	8,047
	Short-Term Borrowings	248	228
	FHLB Advances and Long-Term Debt	638	874
	Total Interest Expense	5,928	9,149

	Net Interest Revenue	14,892	12,762
	Provision for Loan Losses	2,850	11,100
	Net Interest Revenue after Provision for Loan Losses	12,042	1,662

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,921	2,271
	Trust Income	952	926
	Securities Gains	837	2,299
	Other Income	1,614	1,456
	Total Non-Interest Revenue	5,324	6,952

	Non-Interest Expense:
	Salaries	5,580	5,732
	Pensions and Employee Benefits	1,777	1,624
	Net Occupancy Expense	1,442	1,684
	Furniture and Equipment Expense	1,100	992
	Intangible Amortization	567	687
	Losses on Other Real Estate Owned	162	1,643
	ATM Processing Expense	321	269
	FDIC Assessments	940	389
	Telephone and Data Line Expense	377	548
	Legal Expense	342	372
	Other Real Estate Carrying Cost Expense	694	528
	Other Expense	2,405	2,685
	Total Non-Interest Expense	15,707	17,153

	Income (Loss) Before Income Taxes	1,659	(8,539)
	Income Tax Expense (Benefit)	534	(3,261)
	Net Income (Loss)	1,125	(5,278)
	Effective Preferred Stock Dividend	739	745
	Net Income (Loss) to Common Shareholders	$386	$(6,023)
	Basic Earnings (Loss) Per Common Share	$0.02	$(0.34)
	Diluted Earnings (Loss) Per Common Share	$0.02	$(0.34)
	Weighted-Average Common Shares Outstanding – Basic	17,638	17,588
	Weighted-Average Common Shares Outstanding – Diluted	17,734	17,588

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (LOSS) - For the Three Months Ended March 31, 2010 and 2009

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss Net	Deferred Compensation Payable in Common Stock	Retained Earnings (Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							1,125			1,125
Recognized net periodic pension benefit cost					74					74
Change in fair value of securities available for sale, net of taxes					425					425
Total comprehensive income										1,624
Amortization of preferred stock discount	135						(135)			-
Dividends-preferred							(604)			(604)
Purchase of deferred compensation shares						36			(36)	-
Deferred compensation paid in common stock held in grantor trust						(13)			13	-
Stock compensation expense				29						29
Restricted stock fully vested		5								-
Balance, March 31, 2010	$47,722	17,895	$179	$193,829	$(3,269)	$803	$(71,206)	$(2,408)	$(803)	$164,847

Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(5,278)			(5,278)
Recognized net periodic pension benefit cost					103					103
Change in fair value of securities available for sale, net of taxes					(1,758)					(1,758)
Total comprehensive loss										(6,933)
Amortization of preferred stock discount	127						(127)
Preferred stock issuance costs	(18)									(18)
Dividends-common ($0.025 per share)							(441)			(441)
Dividends-preferred							(618)			(618)
Purchase of deferred compensation shares						63			(63)	-
Deferred compensation paid in common stock held in grantor trust						(1,016)			1,016	-
Restricted stock fully vested		33								-
Shares issued under dividend reinvestment plan		6		85						85
Stock compensation expense				101						101
Balance, March 31, 2009	$47,194	17,850	$178	$193,644	$(3,926)	$721	$46,882	$(2,408)	$(721)	$281,564

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,125	$(5,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	1,265	1,406
Amortization and accretion of premiums and discounts, net	222	(142)
Amortization of intangible assets	567	687
Provision for loan losses	2,850	11,100
Securities gains, net	(837)	(2,299)
Loss on other real estate owned	162	1,643
Gain on sale of other loans originated for sale	(155)	(133)
Stock compensation expense	29	101
Increase in cash surrender value of life insurance	(151)	(195)
Changes in operating assets and liabilities:
Loans originated for sale	(12,130)	(18,168)
Loans sold	13,763	17,797
Decrease in accrued income receivable	209	788
Decrease (increase) in other assets	1,245	(1,652)
Decrease in other liabilities	(31)	(2,505)
Net cash provided by operating activities	8,133	3,150
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(82,934)	(118,487)
Net decrease (increase) in loans and leases	10,024	(8,822)
Proceeds from sales of other real estate owned, net	1,278	2,919
Purchases of premises and equipment	(202)	(306)
Proceeds from sales of securities available for sale	27,931	56,651
Proceeds from maturities of securities available for sale	22,941	10,888
Purchases of securities available for sale	(72,547)	(54,858)
Net cash used in investing activities	(93,509)	(112,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	82,522	108,456
Net decrease in short-term borrowings	0	(57)
Payments of FHLB advances and long-term debt	(57)	(149)
Dividends paid	(604)	(974)
Net cash provided by financing activities	81,861	107,276
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,515)	(1,589)
Cash and cash equivalents at beginning of period	37,287	42,693
Cash and cash equivalents at end of period	$33,772	$41,104
Supplemental disclosures of cash flow information:
Interest paid	$6,301	$9,875
Income taxes paid, net	4	2,210
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	0	82
Loans transferred to other real estate owned	7,170	3,704

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

Note A: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods.  Results for interim periods may not necessarily be indicative of results to be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At March 31, 2010 and December 31, 2009, the Company had no goodwill.

Reclassifications

Certain reclassifications of 2009 balances have been made to conform to classifications used in 2010. These reclassifications did not change shareholders' equity or net income (loss).

Note B: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for the presentation of fair value disclosures.  The new guidance requires disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and Level 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which is not required to be adopted by the Company until January 1, 2011.

In January 2010, the FASB issued an update to the accounting standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance was effective January 1, 2010 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an update to the standards for accounting for transfers of financial assets.  This update eliminates the concept of a qualifying special purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  This update was effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued an update to the standards for accounting for securitizations and special-purpose entities. This update contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This update was effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated variable interest entities).  The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

Note C: Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at March 31, 2010 and December 31, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2010
U.S. Treasury securities	$1,426	$15	$0	$1,441
Obligations of U.S. Government sponsored enterprises	47,535	172	8	47,699
Obligations of states and political subdivisions	5,369	45	0	5,414
Mortgage-backed securities	230,000	2,031	1,960	230,071
Total	$284,330	$2,263	$1,968	$284,625

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
U.S. Treasury securities	$1,437	$17	$0	$1,454
Obligations of U.S. Government sponsored enterprises	36,254	169	322	36,101
Obligations of states and political subdivisions	14,576	113	8	14,681
Mortgage-backed securities	209,949	2,088	2,439	209,598
Total	$262,216	$2,387	$2,769	$261,834

Securities available for sale with a carrying value of approximately $183.501 million at March 31, 2010 and $171.221 million at December 31, 2009 were pledged to secure deposits of public funds and trust deposits.

For the three months ended March 31, 2010, proceeds from the sales of securities available for sale were $27.931 million. Gross realized gains on the sale of these securities were $861 thousand and gross realized losses were $24 thousand.

Maturities of securities available for sale as of March 31, 2010, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$48,026	$48,142
Due in 1 to 5 years	5,769	5,877
Due in 5 to 10 years	535	535
Due in over 10 years	0	0
Mortgage-backed securities	230,000	230,071
Total	$284,330	$284,625

The following table shows the Company's combined gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

(in thousands)	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$7,493	$8	$0	$0	$7,493	$8
Mortgage-backed securities	87,043	1,183	8,129	777	95,172	1,960
Total	$94,536	$1,191	$8,129	$777	$102,665	$1,968

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$19,734	$322	$0	$0	$19,734	$322
Obligations of states and political subdivisions	546	3	195	5	741	8
Mortgage-backed securities	100,726	1,630	3,780	809	104,506	2,439
Total	$121,006	$1,955	$3,975	$814	$124,981	$2,769

At March 31, 2010, the Company had 17 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages and approximately 98.3 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. No credit-related other-than-temporary impairment occurred during the quarter ended March 31, 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.817 million and represents $771 thousand of the unrealized losses at March 31, 2010 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities.  As of March 31, 2010, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2010	March 31, 2009
Balance at beginning of period	$45,905	$30,683
Provision charged to operating expense	2,850	11,100
Loans charged-off	(1,084)	(4,036)
Recoveries	121	125
Balance at end of period	$47,792	$37,872

At March 31, 2010 and December 31, 2009, non-accrual loans totaled $119.537 million and $114.837 million, respectively. The amount of interest income that would have been recorded during the first three months of 2010, if these non-accrual loans had been current in accordance with their original terms, was approximately $1.751 million. The amount of interest income actually recognized on these loans during the first three months of 2010 was $43 thousand. At March 31, 2010, restructured loans totaled $5.987 million. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At March 31, 2010 and December 31, 2009, the recorded investments in loans that were considered to be impaired, all of which were on non-accrual or were restructured loans, were $120.330 million and $120.718 million, respectively. Included in this amount is $67.297 million at March 31, 2010 and $65.672 million at December 31, 2009 of impaired loans for which the related allowance for loan losses was $19.200 million at March 31, 2010 and $18.881 million at December 31, 2009. The amount of impaired loans that did not have specific allowances for loan losses was $53.033 million at March 31, 2010 and $55.046 million at December 31, 2009.

The Company continues to experience the adverse effects of a severe downturn in the real estate markets in which it operates, primarily in the coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, and a reduction in the value of real estate serving as collateral for some of the Company's loans.

Note E: Retirement Plans

	Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands)
Service cost	$243	$234
Interest cost	448	430
Expected return on plan assets	(506)	(410)
Amortization of prior service cost	1	0
Amortization of net loss	118	167
Net periodic pension cost	$304	$421

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2009, that it expected to, and presently anticipates that it will, contribute $1.084 million to its pension plan in 2010, of which $271 thousand was contributed in the first three months of 2010. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2010 was 5.87 percent.

Note F: Earnings (Loss) Per Share

Basic earnings (loss) per share for the three-month periods ended March 31, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings (loss) per share for the three-month periods ended March 31, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings (loss) per share calculations for the three-month periods ended March 31, 2010 and 2009. The Company excluded from the calculations of diluted earnings (loss) per share 97 thousand shares and 122 thousand shares for the quarters ended March 31, 2010 and 2009, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings (loss) per share 731 thousand shares for the quarters ended March 31, 2010 and March 31, 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods.

	Three Months Ended
Basic Earnings (Loss) Per Common Share	March 31, 2010	March 31, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$386	$(6,023)
Weighted average common shares outstanding	17,638	17,588
Basic earnings (loss) per common share	$0.02	$(0.34)

	Three Months Ended
Diluted Earnings (Loss) Per Common Share	March 31, 2010	March 31, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$386	$(6,023)
Weighted average shares outstanding	17,638	17,588
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	96	-
Weighted average common and dilutive potential common shares outstanding	17,734	17,588
Diluted earnings (loss) per common share	$0.02	$(0.34)

Note G: Comprehensive Income (Loss)

The Company has classified all of its securities as available for sale. Any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes.  For the three-month period ended March 31, 2010, the net unrealized gain on these securities increased by $680 thousand. For the three-month period ended March 31, 2009, the net unrealized gain on these securities decreased by $2.813 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized pension net periodic benefit cost of $119 thousand and $167 thousand for the three months ended March 31, 2010 and 2009, respectively. Accordingly, for the three-month periods ended March 31, 2010 and 2009, the Company recognized, net of related income taxes, an increase of $499 thousand and a decrease of $1.655 million, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
(in thousands)	March 31,	March 31,
	2010	2009

Net income (loss)	$1,125	$(5,278)
Recognized pension net periodic benefit cost, net of taxes of ($45) and ($64), respectively	74	103
Less reclassification adjustments for gains included in net income (loss), net of taxes of $314 and $862, respectively	(523)	(1,437)
Net change in fair value of securities available for sale, net of taxes of ($569) and $193, respectively	948	(321)
Comprehensive income (loss)	$1,624	$(6,933)

Note H:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three and one half years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2010 was $24.078 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2010, the Company had $241 thousand of liabilities associated with standby letter of credit agreements.

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

The Company utilizes a third party pricing service to value its available for sale investment securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are based on the characteristics of a security (such as maturity, durations and rating) and a comparison to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

During the three months ended March 31, 2010, one U.S. Government-sponsored enterprise mortgage-backed security was transferred into Level 2 from Level 1. This security was purchased on December 30, 2009 and the Company’s independent third-party valuation service provider used this trade in its determination of the fair market value on this security at December 31, 2009.  There was no change in fair value relating to this security that resulted in a realized gain or loss. This security’s fair value at March 31, 2010, which was determined using a level 2 methodology, was $9.320 million compared to an amortized cost of $9.408 million, resulting in a net unrealized loss of $88 thousand.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$1,441	$0	$1,441	$0
Obligations of U.S. Government sponsored enterprises	47,699	0	47,699	0
Obligations of states and political subdivisions	5,414	0	5,414	0
Mortgage-backed securities	230,071	0	230,071	0
Available-for-sale securities	$284,625	$0	$284,625	$0

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$1,454	$0	$1,454	$0
Obligations of U.S. Government sponsored enterprises	36,101	0	36,101	0
Obligations of states and political subdivisions	14,681	0	14,681	0
Mortgage-backed securities	209,598	9,511	199,886	201
Available-for-sale securities	$261,834	$9,511	$252,122	$201

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

(In thousands)

January 1, 2010	$201
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	0
Purchases, issuance, and settlements	0
Transfers out of level 3	(201)
Transfers into level 3	0
March 31, 2010	$0

In previous periods, the securities measured as Level 3 securities were valued using discounted cash flows because market data was not available.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

March 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$48,097	-	-	$48,097
Impaired Loans with partial charge off with no allowance remaining	$271	-	-	$271
Loans Held For Sale	$1,469	-	-	$1,469
Other Real Estate Owned	$57,915	-	-	$57,915

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$46,791	-	-	$46,791
Loans Held For Sale	$2,947	-	-	$2,947
Other Real Estate Owned	$52,185	-	-	$52,185

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is recorded by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table above.

In order to monitor the movement in values for real property in the Northwest Florida region, Management undertook a study to determine the extent that real estate values had deteriorated in the market by type of property. From this analysis, Management was able to discount prior appraisals in order to determine current values. These updated values were then compared to current loan values in order to establish a loss reserve allocation. This market study is currently being updated and is expected to be periodically updated in the future. Outside consultants have been engaged to determine average deterioration in real estate values in the coastal Alabama area and certain geographic areas in Central Alabama.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. A provision is charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate could result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2010 and December 31, 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale are primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities. For any level 3 securities, the Company generally uses a discounted cash flow methodology.

LOANS AND LEASES - For equity lines and other loans or leases with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans and leases is estimated by discounting their future cash flows using interest rates currently being offered for loans and leases with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value has also been affected by an estimate of certain liquidity risk.

DEPOSITS - The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS - The fair value for these short-term liabilities are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar type borrowings.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings are estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2010 and December 31, 2009, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of March 31, 2010 and December 31, 2009 are summarized below.

(in thousands)	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$33,772	$33,772	$37,287	$37,287
Interest-bearing deposits	105,323	105,323	22,389	22,389
Securities available for sale	284,625	284,625	261,834	261,834
Loans and leases, net	1,401,350	1,361,082	1,422,683	1,382,716
Financial liabilities:
Deposits	$1,735,957	$1,739,657	$1,653,435	$1,656,759
Short-term borrowings	20,000	20,261	20,000	20,356
FHLB advances and long-term debt	92,992	76,846	93,037	74,905

Certain financial instruments and all non-financial instruments are excluded from fair value disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2009 and March 31, 2010 and significant changes in operations for the three-month periods ended March 31, 2010 and 2009.

Cautionary Notice Concerning Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters.  Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion.  These statements can generally be identified by the use of words such as "expect," "may," "could," "should," “hope,” “schedule,” “outlook,” “contemplate,” "intend," "plan," "project," "estimate," "will," "believe," "continue," "predict," "anticipate" or words of similar meaning.  The Company's forward-looking statements are based on information presently available to Management and assumptions that Management believes to be reasonable.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, in addition to the inherent uncertainty of predictions, which may be beyond our control and which may cause the actual results, performance, capital, ownership or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated include, among others:

-
the risks presented by an economic recession or decline in economic activity, which could adversely affect credit quality, collateral values, including real estate collateral and other real estate owned, investment values, liquidity and loan originations, reserves for loan losses, charge offs of loans and loan portfolio delinquency rates;

-
we may be compelled to seek additional capital in the future to repay maturing debt, augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on favorable terms;

-	the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

-
new or existing legislation or regulatory requirements, changes in regulatory requirements, including accounting standards, and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

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

-	competitors may have greater financial resources and develop products that enable them to compete more successfully than we can compete;

-	adverse changes may occur in the capital markets;

-	possible negative effects from the sizable oil spill off the coast of Louisiana in late April 2010; and

-	we may not be able to effectively manage the risks involved in the foregoing.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice and by those risks and uncertainties described under “Item 1A. Risk Factors” of this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2009 under “Special Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors,” and by those risks and uncertainties otherwise disclosed in our Securities and Exchange Commission (“SEC”) reports and filings. Such reports are available upon request from the Company, or from the SEC, including through the SEC’s Internet website at http://www.sec.gov.

We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date such statements were made. We do not intend to update or revise, and we assume no responsibility for updating or revising, any forward-looking statement attributable to us.

Recent Accounting Pronouncements

See Note B in the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the fair value of goodwill.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with GAAP and other regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the present value of these loans’ and leases’ estimated cash flows discounted at each loan’s and lease’s effective interest rate, the fair value of the collateral, or the loan’s and lease’s observable market price. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

In addition to evaluating probable losses on individual loans and leases, Management also determines probable losses for all other loans and leases that are not individually evaluated. The amount of the allowance for loan and lease losses related to all other loans and leases in the portfolio is determined based on historical and current loss experience, portfolio mix by loan and lease type and by collateral type, current economic conditions, the level and trend of loan and lease quality ratios and such other factors that, in Management’s judgment, deserve current recognition in estimating inherent loan and lease losses. The methodology and assumptions used to determine the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The assumptions and resulting allowance level are adjusted accordingly as these factors change.

Other Real Estate Owned

Assets acquired through, or in lieu of, foreclosure, are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan and lease losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by Management, and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.  Revenue and expenses from operations and the impact of any subsequent changes in the carrying value are included in other expenses.

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At March 31, 2010 and December 31, 2009, the Company had no goodwill.

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

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance, as well as income tax accounting pronouncements.

Financial Condition at March 31, 2010 and December 31, 2009

Overview

Total assets at March 31, 2010 were $2.030 billion, an increase of $83.376 million, or 4.3 percent, from $1.947 billion at December 31, 2009. The increase in total assets is due to the increase in deposits of $82.522 million which was used to fund an increase in interest-bearing deposits in other banks of $82.934 million and an increase in investment securities of $22.791 million since December 31, 2009. The increase in deposits at March 31, 2010 was not a result of our offering higher than market rates or a result of increasing our brokered deposits, but was a result of the stabilization of our deposit base, which has been helped by increased FDIC insurance coverage. While all deposit categories experienced growth, the time deposit categories had the greatest dollar amount increase.

Our net interest margin for the first three months of 2010 was 3.40 percent compared to 2.83 percent for the same period last year and to 3.32 percent in the fourth quarter of 2009. While we have been able to increase our net interest margin each quarter since June 2009, our high level of non-performing assets resulted in our net interest margin being approximately 45 basis points lower than it would have been if these assets had been earning interest.

We continue to experience the adverse effects of a severe downturn in the real estate markets in which we operate, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, a reduction in the value of real estate serving as collateral for some of our loans, and decrease in values of foreclosed real estate.  Loan demand in our Florida markets has remained weak. Our loans in central Alabama have decreased slightly due to lower demand.  Management is committed to minimizing further losses in the loan portfolio.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana causing a sizable oil spill. We are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results of operations, but we will continue to monitor and take appropriate steps to respond to the situation.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.469 billion at December 31, 2009 to $1.449 billion at March 31, 2010, a decrease of $19.446 million, or 1.3 percent.  The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, loan participation payoffs and a decrease in loans in our Florida market as we have focused our attention in this market on managing our non-performing assets. Although we continue to make new loans in the markets we serve, we expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in our Gulf Coast markets. The foreclosure process will allow us to more readily market and dispose of non-performing assets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the coast.  In addition, we remain aggressive in moving non-performing loans through the workout process in order to minimize potential losses.

The following table shows the breakdown of loans and leases at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
(In thousands)
Commercial, Financial and Agricultural	$308,726	$318,829
Real Estate – Construction	377,344	384,008
Real Estate – Mortgage	692,483	688,859
Installment	72,201	78,799
Total Loans, Loans Held for Sale, and Leases	1,450,754	1,470,495
Unearned Discount on Leases	(2,901)	(3,229)
Unearned Loan Income and Deferred Loan Cost, Net	1,289	1,322
Total Loans, Loans Held for Sale, and Leases Net of Unearned Income and Deferred Loan Costs	$1,449,142	$1,468,588

Loan Portfolio Development

Total loans and leases at March 31, 2010 were down $19.446 million from December 31, 2009.  Most of the decrease was within the construction, land, and land development portfolio.  Economic conditions restrained loan demand throughout the first quarter of 2010.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments and maturities, along with the effect of the problem loan resolution process.

The following table shows loan and lease balances by loan type at March 31, 2010 and at the end of the four prior quarters.

	2010	2009
	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Commercial and industrial	$282,656	$292,125	$290,131	$294,483	$304,513
Commercial real estate:
Residential construction	24,285	19,825	23,408	25,140	29,310
Commercial construction, land and land development	353,059	364,183	371,965	371,869	390,854
Other commercial real estate	420,149	417,892	431,195	428,208	426,927
Total commercial real estate	797,493	801,900	826,568	825,217	847,091
Agricultural	1,980	1,152	2,324	2,319	1,274
Residential mortgage	272,334	270,967	266,420	267,576	267,642
Consumer	62,483	66,794	72,642	71,089	72,817
Equipment leases	24,090	25,552	28,213	31,155	34,434
Other	9,718	12,005	12,186	9,022	7,005
Total	$1,450,754	$1,470,495	$1,498,484	$1,500,861	$1,534,776

The following table distributes the loans by the geographic regions from which the loans and leases are serviced.

	March 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial and industrial	$213,788	$55,501	$13,367	$282,656
Commercial real estate:
Residential construction	9,953	5,930	8,402	24,285
Commercial construction, land and land development	123,576	81,824	147,659	353,059
Other commercial real estate	180,065	187,020	53,064	420,149
Total commercial real estate	313,594	274,774	209,125	797,493
Agricultural	216	1,764	0	1,980
Residential mortgage	117,047	101,659	53,628	272,334
Consumer	31,079	29,930	1,474	62,483
Equipment leases	0	24,090	0	24,090
Other	2,077	7,641	0	9,718
Total	$677,801	$495,359	$277,594	$1,450,754
Percent of total	47%	34%	19%	100%

The portfolio of Commercial and Industrial (“C and I”) loans decreased $9.469 million, or 3.2 percent, from December 31, 2009, to March 31, 2010, as a result of economic and portfolio conditions discussed above. This decrease in C and I loans occurred in the Central Alabama and Northwest Florida markets.  There was a slight increase in C and I loans in the Southern Alabama market.  Loans in general continued to decline due to economic conditions and the problem loan resolution process.

The C and I loan portfolio is diversified over a range of industries, including manufacturing (13.5 percent), construction (10.7 percent), real estate (9.6 percent), retail trade (9.2 percent), finance and insurance (6.7 percent), health care (5.5 percent) and agricultural (5.5 percent).  Approximately 75.6 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

Approximately 55.0 percent of the loan portfolio is comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of the Commercial Real Estate loan portfolio, which was impacted by charge-offs and foreclosures during 2010.  Management expects that the current economy will continue to limit this type of lending in the immediate future.

The following table shows the composition of our real estate – construction portfolio at March 31, 2010, distributed by the geographic region in which the loans are serviced.

	March 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$24,156	$4,306	$0	$28,462
Residential	9,953	5,930	8,402	24,285
Land development	38,106	51,386	77,653	167,145
Land	60,317	25,472	69,523	155,312
Other	996	661	483	2,140
Total	$133,528	$87,755	$156,061	$377,344
Percent of total	35%	23%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 45.6 percent of land and land development loans are serviced by the Northwest Florida region.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.  Over the last three years, commercial real estate loans have declined in excess of 30 percent.

Investment Securities

At March 31, 2010, the composition of the investment portfolio by carrying amount was 0.51 percent U.S. Treasuries, 16.76 percent securities of U.S. government-sponsored enterprises, 1.90 percent securities of state and political subdivisions, and 80.83 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.3 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at March 31, 2010 and December 31, 2009, was 3.55 percent and 3.64 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at March 31, 2010 and December 31, 2009, was 7.89 years and 5.91 years, respectively.  We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale increased by $680 thousand from December 31, 2009 to March 31, 2010, in spite of our sale of investment securities which resulted in a realized gain of $837 thousand.

The Company recorded impairment charges related to potential credit loss of $150 thousand in the third quarter of 2009 and $250 thousand in the fourth quarter of 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company has concluded that its unrealized loss position is other-than-temporary. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.817 million and an unrealized loss of $771 thousand at March 31, 2010. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of March 31, 2010 with the other-than-temporary impairment charges the Company took in the third and fourth quarters of 2009. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits increased from $1.653 billion at December 31, 2009 to $1.736 billion at March 31, 2010, an increase of $82.522 million, or 5.0 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $46.443 million, or 3.8 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. This increase in FDIC insurance coverage has been extended until December 31, 2010 and we do not intend to opt out of this program. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During 2010 we will evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At March 31, 2010, we had $31.683 million in brokered time deposits and $46.954 million of CDARS brokered time deposits, relatively unchanged from $31.663 million and $46.595 million, respectively, at December 31, 2009. Brokered deposits, including CDARS deposits, accounted for 4.53 percent of total deposits at March 31, 2010 compared to 4.73 percent at December 31, 2009. We also had FHLB advances of $58.109 million at March 31, 2009 compared to $58.164 million at December 31, 2009.

The following table shows the breakdown of deposits at March 31, 2010 and December 31, 2009.

(In thousands)	March 31, 2010	December 31, 2009
Non-Interest-Bearing Demand Deposits	$222,122	$212,361
Interest-Bearing Demand Deposits	498,417	485,556
Savings Deposits	128,013	125,749
Large Denomination Time Deposits (of $100 or more)	469,022	432,943
Other Time Deposits	418,383	396,826
Total Deposits	$1,735,957	$1,653,435

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of March 31, 2010, our debt consisted of advances from the FHLB of $58.109 million, a loan from an unaffiliated bank of $20.0 million, $34.0 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $862 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2009.

Beginning as of March 31, 2008 and continuing through June 30, 2009, the Company was in breach of one or more financial covenants in its loan agreement with Silverton Bank, N.A. (formerly The Bankers Bank, N.A.), which loan agreement was assumed by the  FDIC as receiver for Silverton Bank, N.A.  The current outstanding principal balance of the loan is $20 million, and the stock of our subsidiary bank is pledged as collateral. The loan matures in October 2010. For each quarter in which we were in breach of such covenants, we obtained a waiver of these covenant breaches from Silverton or the FDIC as receiver, as applicable.  On October 28, 2009 the FDIC as receiver for Silverton Bank, N.A. and the Company signed an amendment to the loan agreement that modified the loan covenants in the following ways: (i) by deleting the covenant regarding the required minimum ratio of non-performing assets to the sum of total loans and other real estate owned and replacing it with a covenant that the Company's non-performing assets shall not exceed $200 million at the end of any calendar quarter; (ii) by deleting the minimum debt service coverage ratio covenant and replacing it with a covenant requiring the Company to maintain a minimum allowance for loan and lease losses for its bank subsidiary of at least 3% of its gross loans; and (iii) by modifying the covenant regarding classified assets to require that the Company's assets which are classified as "substandard" and "doubtful" shall be less than $275 million. The amendment was effective with respect to the Company’s covenants commencing as of September 30, 2009. The Company was in compliance with all of the modified loan covenants at March 31, 2010.

Asset Quality

Non-performing assets include accruing loans and leases 90 days or more past due, restructured loans, loans and leases on non-accrual, and other real estate owned.  Commercial, business and installment loans and leases are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans or leases become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

The following table sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, restructured loans and other real estate owned. Non-performing assets were $183.439 million at March 31, 2010 compared to $177.640 million at year-end 2009. Restructured loans at March 31, 2010 were $5.987 million compared to $10.618 million at December 31, 2009. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. All of our restructured loans at March 31, 2010 were accruing interest. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers may not continue performing based on the restructured note terms. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2010, the allowance for loan and lease losses allocated to restructured loans totaled $582 thousand. Loans on non-accrual increased to $119.537 million at March 31, 2010 from $114.837 million at December 31, 2009, primarily a result of placing certain real estate loans in our Gulf Coast markets that were classified as restructured at December 31, 2009 on non-accrual. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans increased to 3.30% at March 31, 2010 from 3.13% at December 31, 2009.

Total non-performing assets as a percentage of loans and other real estate owned at March 31, 2010 was 12.2 percent compared to 11.7 percent at year-end 2009.

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	March 31, 2010	December 31, 2009
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$-	$-
Commercial and industrial loans	-	-
Consumer loans	-	0
Total accruing loans 90 days or more past due	0	0
Restructured loans
Construction, land development and other land loans	852	2,602
1-4 family residential loans	145	582
Non-farm non-residential property loans	4,862	7,332
Commercial and industrial loans and leases	42	0
Consumer loans	86	102
Total restructured loans	5,987	10,618
Loans on non-accrual
Construction, land development and other land loans	81,218	79,820
1-4 family residential loans	17,396	16,378
Multifamily residential loans	6,465	754
Non-farm non-residential property loans	7,980	11,447
Commercial and industrial loans and leases	5,776	5,685
Consumer loans	537	686
Other loans	165	67
Total loans and leases on non-accrual	119,537	114,837
Total non-performing loans and leases	125,524	125,455
Other real estate owned
Construction, land development and other land	52,488	46,575
1-4 family residential properties	2,450	2,634
Non-farm non-residential properties	2,977	2,976
Total other real estate owned	57,915	52,185
Total non-performing assets	$183,439	$177,640

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.66%	8.54%
Total non-performing assets as a percentage of loans, leases and other real estate owned	12.17%	11.68%

The following table contains a summary by location of non-performing assets at March 31, 2010.

(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans	$394	$727	$4,862	$4	$5,987
Non-performing loans and leases	25,788	11,951	79,568	2,230	119,537
Other real estate owned	5,970	2,524	38,970	10,451	57,915
Total	$32,152	$15,202	$123,400	$12,685	$183,439

Not included in the non-performing assets table are potential problem loans totaling $59.834 million at March 31, 2010, with a related allowance of $6.165 million. This compares with potential problem loans of $59.166 million at December 31, 2009. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust's interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

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

Loans subject to criticism through the Company’s risk grading process totaled $240.682 million at March 31, 2010, representing 16.6 percent of total loans, and a decrease of $14.073 million from December 31, 2009.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

Management classifies certain loans as criticized loans.  Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors that, in Management’s opinion, raise doubt as to the borrower’s willingness and ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides an update on information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral.  Real estate collateral is valued primarily based on outside appraisals, although some real estate collateral is valued based on an internal evaluation.  Real estate collateral values are updated periodically.

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $659 thousand during the first quarter of 2010, which represented 60.8 percent of total charge-offs for the period.

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

Likewise, in order to more closely monitor declines in real estate values in other geographic areas, Management engaged outside consultants to determine average deterioration in real estate values on the Alabama Gulf Coast, and certain geographic areas in Central Alabama.

The majority of criticized loans in the Central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The primary criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas, which also saw significant declines in real estate values.  From the deterioration analysis described above, Management was able to discount prior appraisals to determine current property values.  This analysis is being used by Management in determining loss reserve allocations for these specific loans.

The following table shows the composition of criticized loans at March 31, 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 53.2% of the total criticized loans.  Approximately 48.3% of criticized loans are serviced by Florida, with 67.2% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	March 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$20,879	$3,488	$3,588	$27,955
Commercial real estate:
Residential construction	698	379	1,435	2,512
Commercial construction, land and land development	23,840	26,075	78,119	128,034
Other commercial real estate	10,705	16,473	14,346	41,524
Total commercial real estate	35,243	42,927	93,900	172,070
Agricultural	92	0	0	92
Residential mortgage	8,251	11,370	18,721	38,342
Consumer	859	1,043	99	2,001
Equipment leases	0	222	0	222
Total	$65,324	$59,050	$116,308	$240,682
Percent of total	27%	25%	48%	100%

Criticized C and I loans declined slightly in the Southern Alabama market in the first quarter of 2010. There was a significant decline in commercial construction, land, and land development loans in the Northwest Florida market during this period due to the problem loan resolution process.

The following table shows the composition of the criticized construction, land, and land development loans at March 31, 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and are primarily land and land development loans.

	March 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)
Construction:
Commercial	$1,475	$2,746	$0	$4,221
Residential	698	379	1,435	2,512
Land development	13,112	21,333	45,846	80,291
Land	9,253	1,996	32,273	43,522
Other	0	0	0	0
Total	$24,538	$26,454	$79,554	$130,546
Percent of total	19%	20%	61%	100%

There was a decline in criticized construction, land, and land development loans from December 31, 2009 to March 31, 2010 across all markets.  There was a significant decline in criticized construction, land, and land development loans in the Northwest Florida market due to the problem loan resolution process.

The allowance for loan and lease losses represents Management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan and lease portfolio.  Management analyzes the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses and the appropriate provision required to maintain the allowance for loan and lease losses at a level believed to be adequate to absorb anticipated loan and lease losses.  In assessing the adequacy of the allowance, Management reviews the size, quality and risk characteristics of loans and leases in the portfolio.  Management also considers such factors as our loan and lease loss experience, the amount of past due and non-performing loans and leases, specific known risks, the status, amounts and values of non-performing assets (including loans and leases), underlying collateral values securing loans and leases, current and anticipated economic conditions and other factors which affect the allowance for loan and lease losses. Impaired loans and leases were considered in determining the adequacy of the allowance for loan and lease losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

The allowance for loan and lease losses represented 38.07 percent of non-performing loans and leases at March 31, 2010 and 36.60 percent of non-performing loans and leases at December 31, 2009. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.30 percent at March 31, 2010 and 3.13 percent at December 31, 2009. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at March 31, 2010 to absorb probable losses inherent in the loan and lease portfolio.  No assurance can be given, however, that adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, will not result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

Capital Resources

Our shareholders’ equity as a percentage of total assets at March 31, 2010 was 8.12 percent, compared to 8.41 percent at December 31, 2009. This decrease resulted primarily from the increase in total assets in the first three months of 2010.

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

Our Tier 1 capital, which is shareholders' equity plus debt related to issuance of trust preferred securities less goodwill and accumulated other comprehensive loss, was $193.905 million at March 31, 2010 and $192.088 million at December 31, 2009.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $20.261 million at March 31, 2010 and $20.601 million at December 31, 2009.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $214.166 million at March 31, 2010, and $212.689 million at December 31, 2009.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 12.14 percent and 13.41 percent, respectively, at March 31, 2010, and 11.81 percent and 13.08 percent, respectively, at December 31, 2009.  Both the March 31, 2010 and December 31, 2009 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At March 31, 2010 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At March 31, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.74%, a Tier 1 Capital to risk-weighted assets ratio of 13.39% and a total capital to risk-weighted assets ratio of 14.66%.

The components of the Company’s risk-based capital calculations for March 31, 2010 are shown below:

March 31, 2010
(dollars in thousands)
Tier 1 capital-
Preferred stock	$47,722
Tangible common shareholders' equity	113,183
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	193,905

Tier 2 capital-Allowable portion of the allowance for loan losses	20,261
Total capital (Tiers 1 and 2)	$214,166

Risk-weighted assets	$1,597,370
Quarterly average assets	1,969,763
Risk-based capital ratios:
Tier 1 capital ratio	12.14%
Total capital ratio (Tiers 1 and 2)	13.41%

The Company did not declare a dividend for the first quarter of 2010. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of its maturing debt obligation, the current economic conditions, its level of non-performing assets and its net loss for the year ended December 31, 2009.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock. Also participation in the Troubled Asset Relief Program Capital Purchase Program limits our ability to increase our dividend above $0.13 per share.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $239.219 million at March 31, 2010 and $150.089 million at December 31, 2009. Total deposits at March 31, 2010 were $82.522 million higher than at December 31, 2009. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 11.78 percent of total assets at March 31, 2010 compared to 7.71 percent at December 31, 2009.  The net change in cash and cash equivalents for the three-month period ended March 31, 2010 was a decrease of $3.515 million or 9.4 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $53.514 million at March 31, 2010, and these lines constitute one element of our liquidity management plan.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay a dividend in the amount of $2.000 million to BancTrust in the first quarter of 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management plans to request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part. Additionally, BancTrust’s $20.000 million note payable secured by the stock of the Bank matures in October of 2010. In order to satisfy this obligation, BancTrust must either raise additional capital or issue debt prior to maturity in a sufficient amount to enable repayment, or renew or extend the note payable. The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. If we pursue an offering of common stock, we may not have sufficient authorized but unissued common stock to complete an offering of the desired size, or we may not have sufficient remaining authorized but unissued common shares after an offering for other corporate purposes. Increasing the number of authorized common shares requires a vote of the Company’s shareholders.  The board of directors has proposed for consideration at our upcoming annual meeting of shareholders an amendment to our articles of incorporation to increase the number of authorized common shares from 50 million to 100 million. We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we will seek FDIC and Federal Reserve approval for a renewal or extension of the note if the capital markets are not receptive to, or other circumstances prevent, such an offering by October 2010. We intend to also pursue a new loan, the proceeds of which would be used to repay the FDIC as receiver for Silverton Bank; however, we believe obtaining such a loan in the near term on acceptable terms is unlikely based on current banking industry and economic conditions and our recent financial performance.   Management will continue to analyze its options for repayment, renewal, extension or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe.

Except as discussed in this Management's Discussion and Analysis, elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009, Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations, and Management is not aware of any current proposals or recommendations by applicable regulatory authorities which, if implemented, would have such an effect.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net Income

The Company recorded net income to common shareholders of $386 thousand, or $0.02 per basic and diluted common share, during the first quarter of 2010, compared to a net loss in the first quarter of 2009 of $6.023 million, or $0.34 per basic and diluted common share. Net income before the preferred stock dividend increased $6.403 million from the first quarter of 2009 to the same period in 2010. Quarterly average interest-earning assets decreased to $1.782 billion for the first quarter of 2010 from $1.848 billion in the first quarter of 2009, a decrease of $66.865 million or 3.6 percent. Our quarterly net interest margin increased to 3.40 percent for the first quarter of 2010 compared to 2.83 percent for the first quarter of 2009 and 3.32 percent for the fourth quarter of 2009. Net interest revenue increased by $2.130 million, or 16.7 percent, from the three months ended March 31, 2009 to the three months ended March 31, 2010. The increase in our net interest revenue and the increase in our net interest margin were due primarily to our efforts to reduce the cost of our interest-bearing liabilities combined with an increase in the yield of our loan portfolio. The increase in the yield of our loan portfolio was a result of the Company negotiating higher rates or floors on renewing loans. Non-performing assets resulted in our net interest margin being approximately 45 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets would have the effect of further decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first quarter of 2010 were $963 thousand compared to $3.911 million in the same period for 2009. The provision for loan and lease losses was $2.850 million in the first quarter of 2010, compared to $11.100 million for the comparable period in 2009. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.30 percent at March 31, 2010 and 3.13 percent at December 31, 2009. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $5.324 million for the first quarter of 2010, a decrease of $1.628 million from the first quarter of 2009. Net securities gains decreased $1.462 million in the first quarter of 2010 compared to the same period in 2009. Service charges on deposit accounts decreased $350 thousand, or 15.4 percent from $2.271 million for the first quarter of 2009 to $1.921 million for the same period in 2010. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not generally generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Trust revenue in the first quarter of 2010 was $952 thousand compared to $926 thousand for the same period in 2009. Trust assets increased from $715.997 million at March 31, 2009 to $841.092 million at March 31, 2010. The increase in trust assets is primarily a result of the increase in the stock market in 2010 compared to 2009.

Salary and employee benefit expense in the first quarter of 2010 was relatively unchanged from the first quarter of 2009 despite the decrease in full time equivalent employees from 606 at March 31, 2009 to 552 at March 31, 2010.  A decrease in salary expense paid to employees was offset by a decrease in deferred salary expense related to salaries paid related to the origination of new loans. The decrease in full time equivalent employees is a result of efficiencies created by the Peoples merger, the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $1.442 million in the first quarter of 2010, a decrease of $242 thousand, or 14.4 percent, from the same period of 2009, primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods. Furniture and equipment expense increased by $108 thousand, or 10.9 percent. The Company operates in 50 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned decreased to $162 thousand in the first quarter of 2010, compared to $1.643 million in the first quarter of 2009. Other real estate owned carrying cost increased $166 thousand from $528 thousand in the first quarter of 2009 to $694 thousand in the first quarter of 2010. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $940 thousand for the quarter ended March 31, 2010, compared to $389 thousand for the same period in 2009, reflect an ongoing increase in the FDIC insurance rates in 2010. Legal fees of $342 thousand in the first quarter 2010 were relatively unchanged from the same period in 2009 and are primarily related to cost associated with problem loan collection.

Other expense was $2.405 million for the quarter ended March 31, 2010, a decrease of $280 thousand from the first quarter of 2009. This decrease is the result of the consolidation of certain functions and cost-reduction initiatives. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $534 thousand for the first quarter of 2010, compared to income tax benefit of $3.261 million for the same period in 2009, reflecting an increase in taxable income. Our effective rate for the quarter ended March 31, 2010 was 32.2 percent, compared to (38.2) percent for the same period last year.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2009 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three and one half years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2010 was $24.078 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2010, the Company had $241 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is composed primarily of interest rate risk created by its lending and deposit-taking activities.  The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations.  Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities.  The Company's market risk and strategies for market risk management are more fully described in its 2009 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2010. Through March 31, 2010, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factor supplements the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009:

The recent  oil spill in the Gulf of Mexico could negatively affect our local economies and property values in our coastal markets, which could have an adverse effect on our business or results of operations.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizable oil spill has now developed in the Gulf of Mexico and additional oil continues to leak daily from the well. Containment efforts are underway, but the oil spill may impact the coast of Alabama and Northwest Florida. The oil spill could have a direct negative impact on the condition and value of beachfront and coastal properties and numerous industries within our coastal market areas and could have a material adverse effect on our financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended March 31, 2010 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/10-01/31/10	5,361	$3.13	0	229,951
02/01/10-02/28/10	0	N/A	0	229,951
03/01/10-03/31/10	4,100	$4.80	0	229,951
Total	9,461	$3.86	0	229,951

__________________
(1)	9,461 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

May 11, 2010	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 11, 2010	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002