Form 10-Q
period 2010-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2010-08-10
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
X	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___ (Do not check if a smaller reporting company)
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

Shares of common stock ($0.01 par) outstanding at August 9, 2010: 17,639,427

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	June 30, 2010	December 31, 2009
ASSETS
Cash and Due from Banks	$34,209	$37,287
Federal Funds Sold	0	0
Total Cash and Cash Equivalents	34,209	37,287
Interest-Bearing Deposits in Other Financial Institutions	92,424	22,389
Securities Available for Sale, at Fair Value	340,466	261,834
Loans Held for Sale	2,506	2,947

Loans and Leases	1,419,098	1,465,641
Allowance for Loan and Lease Losses	(48,903)	(45,905)
Loans and Leases, Net	1,370,195	1,419,736

Premises and Equipment, Net	77,152	79,173
Accrued Income Receivable	6,687	6,689
Other Intangible Assets	5,693	6,827
Cash Surrender Value of Life Insurance	16,738	16,440
Other Real Estate Owned	72,124	52,185
Other Assets	40,092	41,212
Total Assets	$2,058,286	$1,946,719

LIABILITIES
Non-Interest-Bearing Demand Deposits	$224,407	$212,361
Interest-Bearing Demand Deposits	497,040	485,556
Savings Deposits	132,154	125,749
Large Denomination Time Deposits (of $100 or more)	479,484	432,943
Other Time Deposits	429,049	396,826
Total Deposits	1,762,134	1,653,435
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	92,920	93,037
Other Liabilities	16,319	16,449
Total Liabilities	1,891,373	1,782,921

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares
Outstanding in 2010 and 2009	47,859	47,587
Common Stock – Par Value $0.01 Per Share, 100,000 Shares Authorized,
Shares Issued: 2010-17,895; 2009-17,890	179	179
Additional Paid in Capital	193,858	193,800
Accumulated Other Comprehensive Loss, Net	(1,575)	(3,768)
Deferred Compensation Payable in Common Stock	798	780
Retained Deficit	(71,000)	(71,592)
Treasury Stock of 256 Common Shares in 2010 and 2009, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 106 Shares in 2010 and 86 Shares in 2009	(798)	(780)
Total Shareholders' Equity	166,913	163,798
Total Liabilities and Shareholders' Equity	$2,058,286	$1,946,719

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2010	2009
	Interest Revenue:
	Loans and Leases	$18,413	$18,779
Securities Available for Sale:	Taxable	2,712	1,919
	Non-Taxable	57	288
	Other	50	80
	Total Interest Revenue	21,232	21,066

	Interest Expense:
	Deposits	5,053	7,572
	Short-Term Borrowings	251	276
	FHLB Advances and Long-Term Debt	616	821
	Total Interest Expense	5,920	8,669

	Net Interest Revenue	15,312	12,397
	Provision for Loan Losses	3,050	22,050
	Net Interest Revenue after Provision for Loan Losses	12,262	(9,653)

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,829	2,312
	Trust Income	961	926
	Securities Gains	460	4
	Other Income	1,807	1,716
	Total Non-Interest Revenue	5,057	4,958

	Non-Interest Expense:
	Salaries	5,343	5,863
	Pensions and Employee Benefits	1,571	1,586
	Net Occupancy Expense	1,449	1,639
	Furniture and Equipment Expense	1,061	960
	Intangible Amortization	567	688
	Goodwill Impairment	0	97,367
	Losses on Other Real Estate Owned	300	9,340
	Losses on Repossessed and Other Assets	455	138
	ATM Processing Expense	259	319
	FDIC Assessments	1,004	2,290
	Telephone and Data Line Expense	501	610
	Legal Expense	508	376
	Other Real Estate Carrying Cost Expense	363	1,505
	Other Expense	2,472	2,757
	Total Non-Interest Expense	15,853	125,438

	Income (Loss) Before Income Taxes	1,466	(130,133)
	Income Tax Expense (Benefit)	497	(12,217)
	Net Income (Loss)	969	(117,916)
	Effective Preferred Stock Dividend	763	761
	Net Income (Loss) to Common Shareholders	$206	$(118,677)
	Basic Earnings (Loss) Per Common Share	$0.01	$(6.74)
	Diluted Earnings (Loss) Per Common Share	$0.01	$(6.74)
	Weighted-Average Common Shares Outstanding – Basic	17,639	17,613
	Weighted-Average Common Shares Outstanding – Diluted	17,721	17,613

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2010	2009
	Interest Revenue:
	Loans and Leases	$36,921	$37,906
Securities Available for Sale:	Taxable	4,901	4,342
	Non-Taxable	154	611
	Other	76	118
	Total Interest Revenue	42,052	42,977

	Interest Expense:
	Deposits	10,095	15,619
	Short-Term Borrowings	499	504
	FHLB Advances and Long-Term Debt	1,254	1,695
	Total Interest Expense	11,848	17,818

	Net Interest Revenue	30,204	25,159
	Provision for Loan Losses	5,900	33,150
	Net Interest Revenue after Provision for Loan Losses	24,304	(7,991)

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	3,750	4,583
	Trust Income	1,913	1,852
	Securities Gains	1,297	2,303
	Other Income	3,421	3,172
	Total Non-Interest Revenue	10,381	11,910

	Non-Interest Expense:
	Salaries	10,923	11,594
	Pensions and Employee Benefits	3,348	3,211
	Net Occupancy Expense	2,891	3,323
	Furniture and Equipment Expense	2,161	1,952
	Intangible Amortization	1,134	1,375
	Goodwill Impairment	0	97,367
	Losses on Other Real Estate Owned	462	10,983
	Losses on Repossessed and Other Assets	249	224
	ATM Processing Expense	580	587
	FDIC Assessments	1,944	2,679
	Telephone and Data Line Expense	877	1,157
	Legal Expense	850	748
	Other Real Estate Carrying Cost Expense	1,057	2,033
	Other Expense	5,084	5,358
	Total Non-Interest Expense	31,560	142,591

	Income (Loss) Before Income Taxes	3,125	(138,672)
	Income Tax Expense (Benefit)	1,031	(15,478)
	Net Income (Loss)	2,094	(123,194)
	Effective Preferred Stock Dividend	1,502	1,506
	Net Income (Loss) to Common Shareholders	$592	$(124,700)
	Basic Earnings (Loss) Per Common Share	$0.03	$(7.08)
	Diluted Earnings (Loss) Per Common Share	$0.03	$(7.08)
	Weighted-Average Common Shares Outstanding – Basic	17,639	17,601
	Weighted-Average Common Shares Outstanding – Diluted	17,721	17,601

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME (LOSS) - For the Six Months Ended June 30, 2010 and 2009

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss Net	Deferred Compensation Payable in Common Stock	Retained Earnings (Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							2,094			2,094
Recognized net periodic pension benefit cost					149					149
Change in fair value of securities available for sale, net of taxes					2,044					2,044
Total comprehensive income										4,287
Amortization of preferred stock discount	272						(272)			-
Dividends-preferred							(1,230)			(1,230)
Purchase of deferred compensation shares						131			(131)	-
Deferred compensation paid in common stock held in grantor trust						(113)			113	-
Stock compensation expense				57						57
Shares issued under dividend reinvestment plan				1						1
Restricted stock fully vested		5								-
Balance, June 30, 2010	$47,859	17,895	$179	$193,858	$(1,575)	$798	$(71,000)	$(2,408)	$(798)	$166,913

Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(123,194)			(123,194)
Recognized net periodic pension benefit cost					206					206
Change in fair value of securities available for sale, net of taxes					(1,982)					(1,982)
Total comprehensive loss										(124,970)
Amortization of preferred stock discount	256						(256)			-
Preferred stock issuance costs	(18)									(18)
Dividends-common ($0.035 per share)							(618)			(618)
Dividends-preferred							(1,250)			(1,250)
Purchase of deferred compensation shares						77			(77)	-
Deferred compensation paid in common stock held in grantor trust						(1,049)			1,049	-
Stock compensation expense				158						158
Shares issued under dividend reinvestment plan		9		103						103
Restricted stock fully vested		65	1							1
Balance, June 30, 2009	$47,323	17,885	$179	$193,719	$(4,047)	$702	$(71,972)	$(2,408)	$(702)	$162,794

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,094	$(123,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	2,504	2,767
Amortization and accretion of premiums and discounts, net	437	(140)
Amortization of intangible assets	1,134	1,375
Provision for loan losses	5,900	33,150
Securities gains, net	(1,297)	(2,303)
Goodwill impairment	-	97,367
Loss on other real estate owned	462	10,983
Losses on Repossessed and Other Assets	249	224
Gain on sale of other loans originated for sale	(366)	(300)
Stock compensation expense	57	158
Increase in cash surrender value of life insurance	(298)	(343)
Changes in operating assets and liabilities:
Loans originated for sale	(29,927)	(40,323)
Loans sold	30,734	40,464
Decrease in accrued income receivable	2	1,299
Increase in other assets	(445)	(17,320)
Decrease (increase) in other liabilities	108	(1,030)
Net cash provided by operating activities	11,348	2,834
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(70,035)	(79,865)
Net decrease in loans and leases	21,370	4,133
Proceeds from sales of other real estate owned, net	2,249	5,143
Purchases of premises and equipment	(483)	(520)
Proceeds from sales of securities available for sale	52,261	56,655
Proceeds from maturities of securities available for sale	41,799	29,603
Purchases of securities available for sale	(168,928)	(136,220)
Net cash used in investing activities	(121,767)	(121,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	108,699	114,994
Net decrease in short-term borrowings	0	(57)
Proceeds of FHLB advances and long-term debt	25,000	22,000
Payments of FHLB advances and long-term debt	(25,129)	(22,251)
Issuance of common stock	1	-
Dividends paid	(1,230)	(1,764)
Net cash provided by financing activities	107,341	112,922
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,078)	(5,315)
Cash and cash equivalents at beginning of period	37,287	42,693
Cash and cash equivalents at end of period	$34,209	$37,378
Supplemental disclosures of cash flow information:
Interest paid	$12,150	$18,880
Income taxes paid, net	2,914	2,140
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	0	98
Loans transferred to other real estate owned	22,650	17,050

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At June 30, 2010 and December 31, 2009, the Company had no goodwill.

Reclassifications

Certain reclassifications of 2009 balances have been made to conform to classifications used in 2010. These reclassifications did not change shareholders' equity or net income (loss).

Note B: Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses.  This standard requires additional disclosures related to the allowance for loan loss with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan loss.  The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it will increase the amount of disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards for the presentation of fair value disclosures.  The new guidance requires disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and Level 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which is not required to be adopted by the Company until January 1, 2011.

In January 2010, the FASB issued an update to the accounting standards to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance was effective January 1, 2010 and did not have a material impact on the Company’s financial statements.

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

Note C: Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at June 30, 2010 and December 31, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2010
U.S. Treasury securities	$1,416	$12	$0	$1,428
Obligations of U.S. Government sponsored enterprises	50,513	260	0	50,773
Obligations of states and political subdivisions	4,044	37	0	4,081
Mortgage-backed securities	281,606	3,617	1,039	284,184
Total	$337,579	$3,926	$1,039	$340,466

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
U.S. Treasury securities	$1,437	$17	$0	$1,454
Obligations of U.S. Government sponsored enterprises	36,254	169	322	36,101
Obligations of states and political subdivisions	14,576	113	8	14,681
Mortgage-backed securities	209,949	2,088	2,439	209,598
Total	$262,216	$2,387	$2,769	$261,834

Securities available for sale with a carrying value of approximately $209.770 million at June 30, 2010 and $171.221 million at December 31, 2009 were pledged to secure deposits of public funds and trust deposits.

For the six months ended June 30, 2010, proceeds from the sales of securities available for sale were $52.261 million. Gross realized gains on the sale of these securities were $1.321 million and gross realized losses were $24 thousand.

Maturities of securities available for sale as of June 30, 2010, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$35,993	$36,191
Due in 1 to 5 years	14,855	14,959
Due in 5 to 10 years	5,125	5,132
Due in over 10 years	0	0
Mortgage-backed securities	281,606	284,184
Total	$337,579	$340,466

The following table shows the Company's combined gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

(in thousands)	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$26,825	$136	$3,686	$903	$30,511	$1,039
Total	$26,825	$136	$3,686	$903	$30,511	$1,039

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$19,734	$322	$0	$0	$19,734	$322
Obligations of states and political subdivisions	546	3	195	5	741	8
Mortgage-backed securities	100,726	1,630	3,780	809	104,506	2,439
Total	$121,006	$1,955	$3,975	$814	$124,981	$2,769

At June 30, 2010, the Company had 3 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 1 investment security in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.7 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. No credit-related other-than-temporary impairment occurred during the quarter or six-months ended June 30, 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.686 million and represents all of the unrealized losses at June 30, 2010 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities.  As of June 30, 2010, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Balance at beginning of period	$47,792	$37,872
Provision charged to operating expense	3,050	22,050
Loans charged-off	(2,199)	(11,100)
Recoveries	260	186
Balance at end of period	$48,903	$49,008

The changes in the allowance for losses on loans and leases for the six-month periods ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009
Balance at beginning of period	$45,905	$30,683
Provision charged to operating expense	5,900	33,150
Loans charged-off	(3,283)	(15,136)
Recoveries	381	311
Balance at end of period	$48,903	$49,008

At June 30, 2010 and December 31, 2009, non-accrual loans totaled $107.634 million and $114.837 million, respectively. The amount of interest income that would have been recorded during the first six months of 2010, if these non-accrual loans had been current in accordance with their original terms, was approximately $3.023 million. The amount of interest income actually recognized on these loans during the first six months of 2010 was $125 thousand. At June 30, 2010, restructured loans totaled $6.345 million. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At June 30, 2010 and December 31, 2009, the recorded investments in loans that were considered to be impaired, all of which were on non-accrual or were restructured loans, were $108.611 million and $120.718 million, respectively. Included in this amount is $69.054 million at June 30, 2010 and $65.672 million at December 31, 2009 of impaired loans for which the related allowance for loan losses was $19.729 million at June 30, 2010 and $18.881 million at December 31, 2009. The amount of impaired loans that did not have specific allowances for loan losses was $39.557 million at June 30, 2010 and $55.046 million at December 31, 2009.

The Company continues to experience the adverse effects of a severe downturn in the real estate markets in which it operates, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, and a reduction in the value of real estate serving as collateral for some of the Company's loans.

Note E: Retirement Plans

	Three Months Ended
	June 30, 2010	June 30, 2009
(in thousands)
Service cost	$243	$234
Interest cost	448	430
Expected return on plan assets	(506)	(410)
Amortization of prior service cost	1	0
Amortization of net loss	118	167
Net periodic pension cost	$304	$421

	Six Months Ended
	June 30, 2010	June 30, 2009
(in thousands)
Service cost	$486	$468
Interest cost	896	860
Expected return on plan assets	(1,012)	(820)
Amortization of prior service cost	2	0
Amortization of net loss	236	334
Net periodic pension cost	$608	$842

BancTrust previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2009, that it expected to, and presently anticipates that it will, contribute $1.084 million to its pension plan in 2010, of which $542 thousand was contributed in the first six months of 2010. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2010 was 5.87 percent.

Note F: Earnings (Loss) Per Share

Basic earnings (loss) per share for the three- and six- month periods ended June 30, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings (loss) per share for the three- and six- month periods ended June 30, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings (loss) per share calculations for the three-month periods ended June 30, 2010 and 2009. The Company excluded from the calculations of diluted earnings (loss) per share 95 thousand shares and 117 thousand shares for the quarters ended June 30, 2010 and 2009, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings (loss) per share 731 thousand shares for the quarters ended June 30, 2010 and 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. Furthermore, all potential common shares were considered anti-dilutive during the 2009 periods because of the net loss position of the Company.

	Three Months Ended
Basic Earnings (Loss) Per Common Share	June 30, 2010	June 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$206	$(118,677)
Weighted average common shares outstanding	17,639	17,613
Basic earnings (loss) per common share	$0.01	$(6.74)

	Three Months Ended
Diluted Earnings (Loss) Per Common Share	June 30, 2010	June 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$206	$(118,677)
Weighted average shares outstanding	17,639	17,613
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	82	-
Weighted average common and dilutive potential common shares outstanding	17,721	17,613
Diluted earnings (loss) per common share	$0.01	$(6.74)

The following tables present the earnings (loss) per share calculations for the six-month periods ended June 30, 2010 and 2009. The Company excluded from the calculations of diluted earnings (loss) per share 96 thousand shares and 120 thousand shares for the six-months ended June 30, 2010 and 2009, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings (loss) per share 731 thousand shares for the six-months ended June 30, 2010 and 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. Furthermore, all potential common shares were considered anti-dilutive during the 2009 periods because of the net loss position of the Company.

	Six Months Ended
Basic Earnings (Loss) Per Common Share	June 30, 2010	June 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$592	$(124,700)
Weighted average common shares outstanding	17,639	17,601
Basic earnings (loss) per common share	$0.03	$(7.08)

	Six Months Ended
Diluted Earnings (Loss) Per Common Share	June 30, 2010	June 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$592	$(124,700)
Weighted average shares outstanding	17,639	17,601
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	82	-
Weighted average common and dilutive potential common shares outstanding	17,721	17,601
Diluted earnings (loss) per common share	$0.03	$(7.08)

Note G: Comprehensive Income (Loss)

The Company has classified all of its securities as available for sale. Any unrealized gain or loss on available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income taxes.  For the six-month period ended June 30, 2010, the net unrealized gain on these securities increased by $3.271 million. For the six-month period ended June 30, 2009, the net unrealized gain on these securities decreased by $3.172 million. The change in unrealized gains and losses serves to increase or decrease comprehensive income. The Company also recognized pension net periodic benefit cost of $238 thousand and $335 thousand for the six months ended June 30, 2010 and 2009, respectively. Accordingly, for the six-month periods ended June 30, 2010 and 2009, the Company recognized, net of related income taxes, an increase of $2.193 million and a decrease of $1.776 million, respectively, in the accumulated other comprehensive loss component of equity.

The following table shows comprehensive income (loss) for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended
(in thousands)	June 30,	June 30,
	2010	2009

Net income (loss)	$969	$(117,916)
Recognized pension net periodic benefit cost, net of taxes of $(45) and $(65), respectively	75	103
Less reclassification adjustments for gains included in net income (loss), net of taxes of $172 and $2, respectively	(288)	(2)
Net change in fair value of securities available for sale, net of taxes of $(1,144) and $133, respectively	1,907	(222)
Comprehensive income (loss)	$2,663	$(118,037)

The following table shows comprehensive income (loss) for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended
(in thousands)	June 30,	June 30,
	2010	2009

Net income (loss)	$2,094	$(123,194)
Recognized pension net periodic benefit cost, net of taxes of $(89) and $(129), respectively	149	206
Less reclassification adjustments for gains included in net income (loss), net of taxes of $486 and $864, respectively	(811)	(1,439)
Net change in fair value of securities available for sale, net of taxes of $(1,713) and $326, respectively	2,855	(543)
Comprehensive income (loss)	$4,287	$(124,970)

Note H:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three and one half years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2010 was $20.226 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2010, the Company had $202 thousand of liabilities associated with standby letter of credit agreements.

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

During the six months ended June 30, 2010, one U.S. Government-sponsored enterprise mortgage-backed security was transferred into Level 2 from Level 1. This security was purchased on December 30, 2009, and the Company’s independent third-party valuation service provider used this trade in its determination of the fair market value of this security at December 31, 2009.  There was no change in fair value relating to this security that resulted in a realized gain or loss. This security’s fair value at June 30, 2010, which was determined using a level 2 methodology, was $9.341 million compared to an amortized cost of $9.284 million, resulting in a net unrealized gain of $57 thousand.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$1,428	$0	$1,428	$0
Obligations of U.S. Government sponsored enterprises	50,773	0	50,773	0
Obligations of states and political subdivisions	4,081	0	4,081	0
Mortgage-backed securities	284,184	0	284,184	0
Available-for-sale securities	$340,466	$0	$340,466	$0

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$1,454	$0	$1,454	$0
Obligations of U.S. Government sponsored enterprises	36,101	0	36,101	0
Obligations of states and political subdivisions	14,681	0	14,681	0
Mortgage-backed securities	209,598	9,511	199,886	201
Available-for-sale securities	$261,834	$9,511	$252,122	$201

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

(In thousands)

January 1, 2010	$201
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	0
Purchases, issuance, and settlements	0
Transfers out of Level 3 to Level 2	(201)
Transfers into Level 3	0
June 30, 2010	$0

In previous periods, the securities measured as Level 3 securities were valued using discounted cash flows because market data was not available.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

June 30, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$49,325	-	-	$49,325
Impaired Loans with partial charge off with no allowance remaining	711	-	-	711
Loans Held For Sale	2,506	-	-	2,506
Other Real Estate Owned	$72,124	-	-	$72,124

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$46,791	-	-	$46,791
Loans Held For Sale	$2,947	-	-	$2,947
Other Real Estate Owned	$52,185	-	-	$52,185

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

In order to monitor the movement in values for real property in Northwest Florida, coastal Alabama, and certain geographic areas in Central Alabama, Management undertook a study to determine the extent that real estate values had deteriorated in those markets by type of property. From this analysis, Management was able to discount prior appraisals in order to determine current values. These updated values were then compared to current loan values in order to establish a loss reserve allocation. These market studies are expected to be periodically updated in the future.

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

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2010 and December 31, 2009.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale is primarily based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities. For any level 3 securities, the Company generally uses a discounted cash flow methodology.

LOANS AND LEASES - For equity lines and other loans or leases with short-term or variable rate characteristics, the carrying value reduced by an estimate for credit losses inherent in the portfolio is a reasonable estimate of fair value. The fair value of all other loans and leases is estimated by discounting their future cash flows using interest rates currently being offered for loans and leases with similar terms, reduced by an estimate of credit losses inherent in the portfolio. The discount rates used are commensurate with the interest rate and prepayment risks involved for the various types of loans. The estimated fair value also includes an estimate of certain liquidity risk.

DEPOSITS - The fair value disclosed for demand deposits (i.e., interest- and non-interest-bearing demand, savings and money market savings) is equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated monthly maturities.

SHORT-TERM BORROWINGS - The fair value for these short-term liabilities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar type borrowings.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings is estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate borrowings approximates their fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2010 and December 31, 2009, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of June 30, 2010 and December 31, 2009 are summarized below.

(in thousands)	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$34,209	$34,209	$37,287	$37,287
Interest-bearing deposits	92,424	92,424	22,389	22,389
Securities available for sale	340,466	340,466	261,834	261,834
Loans and leases, net	1,372,701	1,335,914	1,422,683	1,382,716
Financial liabilities:
Deposits	$1,762,134	$1,767,452	$1,653,435	$1,656,759
Short-term borrowings	20,000	20,170	20,000	20,356
FHLB advances and long-term debt	92,920	76,632	93,037	74,905

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2009 and June 30, 2010 and significant changes in operations for the three- and six- month periods ended June 30, 2010 and 2009.

Cautionary Notice Concerning Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters.  Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion.  These statements can generally be identified by the use of words such as "expect," "may," "could," "should," “hope,” “schedule,” “outlook,” “contemplate,” "intend," "plan," "project," "estimate," "will," "believe," "continue," "predict," "anticipate" or words of similar meaning.  The Company's forward-looking statements are based on information presently available to Management and assumptions that Management believes to be reasonable.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, in addition to the inherent uncertainty of predictions, which may be beyond our control and which may cause the actual results, performance, capital, ownership or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated include, among others:

-
the risks presented by an economic recession or decline in economic activity, which could adversely affect credit quality, collateral values, including real estate collateral and other real estate owned, investment values, liquidity and loan originations, reserves for loan and lease losses, charge offs of loans and loan portfolio delinquency rates;

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

-	changes in monetary and fiscal policies of the U.S. government may adversely affect the business in which we are engaged;

-	the frequency and magnitude of foreclosure of our loans may increase;

-	the assumptions and estimates underlying the establishment of reserves for possible loan and lease losses and other estimates may be inaccurate;

-	competitive pressures among depository and other financial institutions may increase significantly;

-	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

-	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions or financings or capital-raising transactions;

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

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the fair value of goodwill, and the valuation of deferred tax assets.

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At June 30, 2010 and December 31, 2009, the Company had no goodwill.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At June 30, 2010, the Company had net deferred tax assets of $7.553 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative, because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations that could have a material adverse effect on its earnings and capital position.

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

Financial Condition at June 30, 2010 and December 31, 2009

Overview

Total assets at June 30, 2010 were $2.058 billion, an increase of $111.567 million, or 5.7 percent, from $1.947 billion at December 31, 2009. The increase in total assets is due to the increase in deposits of $108.699 million which was used to fund an increase in interest-bearing deposits in other banks of $70.035 million and an increase in investment securities of $78.632 million since December 31, 2009. The increase in deposits at June 30, 2010 was not a result of our offering higher than market rates or a result of increasing our brokered deposits, but was a result of the stabilization of our deposit base, which has been helped by increased FDIC insurance coverage. While all deposit categories experienced growth, the time deposit categories had the greatest dollar amount increase.

Our net interest margin for the second quarter of 2010 was 3.34 percent compared to 2.65 percent for the same period last year and to 3.40 percent in the first quarter of 2009. While we were able to increase our net interest margin each quarter from June 2009 to March 2010, our net interest margin decreased slightly from the first quarter of 2010 to the second quarter of 2010 as we increased our liquidity due to continued economic uncertainty. We estimate that our high level of non-performing assets resulted in our net interest margin being approximately 46 basis points lower than it would have been if these assets had been earning interest.

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

Recent Legislation

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank's Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•
Require bank holding companies to be well-capitalized and well-managed to become a financial holding company and require bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Grant the Federal Reserve the power to regulate debit card interchange fees;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•	Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.469 billion at December 31, 2009 to $1.422 billion at June 30, 2010, a decrease of $46.984 million, or 3.2 percent.  The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, and diminished loan demand in our Gulf Coast markets. Although we continue to make new loans in the markets we serve, we expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in our Gulf Coast markets. The foreclosure process will allow us to more readily market and dispose of non-performing assets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the coast.  In addition, we remain aggressive in moving non-performing loans through the workout process in order to minimize potential losses.

The following table shows the breakdown of loans and leases at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
(In thousands)
Commercial, Financial and Agricultural	$308,121	$318,829
Real Estate – Construction	353,792	384,008
Real Estate – Mortgage	691,585	688,859
Installment	69,432	78,799
Total Loans, Loans Held for Sale, and Leases	1,422,930	1,470,495
Unearned Discount on Leases	(2,593)	(3,229)
Unearned Loan Income and Deferred Loan Cost, Net	1,267	1,322
Total Loans, Loans Held for Sale, and Leases Net of Unearned Income and Deferred Loan Costs	$1,421,604	$1,468,588

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizeable oil spill developed in the Gulf. Oil and tar balls from the spill have intermittently reached the waters and beaches in the Company’s coastal markets in Alabama and Florida. Beach cleanup has been rapid and fairly efficient, and skimmer boats have been removing oil from the water. Containment efforts remain underway, and, as of the date of this filing, the flow of oil has been stopped.

 Shortly after the accident, we undertook an assessment of the Company’s loan portfolio in our coastal markets to determine how much of our loan portfolio is in industries that we anticipate may be directly affected by the oil spill.  We identified commercial and charter fishing, tourism and oil and gas as industries in our portfolio most susceptible to adverse effects from the oil spill.  The susceptible loans we have identified in these industries represent less than 4% of our total loan portfolio at June 30, 2010.  Although we have seen negative effects from the oil spill on the tourism, recreation, and commercial fishing industries in our coastal Florida and Alabama markets, we are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results of operations.  We may also see real estate values in our coastal markets suffer as a result of the oil spill. We expect the responsible parties, through the payment of damage claims, to mitigate the negative effects on some parties directly affected. We will continue to monitor and take appropriate steps to respond to the situation.

The following table identifies, by industry and state, the amount of our loans, representing 3.8 percent of our total loan portfolio at June 30, 2010, that we view as susceptible to direct adverse effects from the Gulf oil spill. The performance characteristics of these loans tend to mirror the performance of the portfolio as a whole. Prior to the spill, $5.187 million, or 9.6 percent, of these loans were non-accrual loans. Among the performing loans, one customer with three loans totaling $3.169 million was delinquent as of June 30, 2010, but these loans are now current in their interest payments and have since been renewed. All other of these loans are performing in accordance with their contractual terms as of June 30, 2010.

	June 30, 2010
Industry Description	Alabama	Florida	Total
	(Dollars in Thousands)
Commercial and Charter Fishing	$7,243	$807	$8,050
Tourism	16,140	28,647	44,787
Oil and Gas	1,279	-	1,279
Total	$24,662	$29,454	$54,116

Loan Portfolio Development

Total loans and leases at June 30, 2010 were down $47.565 million from December 31, 2009.  Most of the decrease was within the construction, land, and land development portfolio.  Economic conditions have diminished loan demand in 2010.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at June 30, 2010 and at the end of the four prior quarters.

	2010		2009
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Commercial and industrial	$283,383	$282,656	$292,125	$290,131	$294,483
Commercial real estate:
Residential construction	21,747	24,285	19,825	23,408	25,140
Commercial construction, land and land development	332,045	353,059	364,183	371,965	371,869
Other commercial real estate	419,793	420,149	417,892	431,195	428,208
Total commercial real estate	773,585	797,493	801,900	826,568	825,217
Agricultural	2,130	1,980	1,152	2,324	2,319
Residential mortgage	271,792	272,334	270,967	266,420	267,576
Consumer	60,933	62,483	66,794	72,642	71,089
Equipment leases	22,608	24,090	25,552	28,213	31,155
Other	8,499	9,718	12,005	12,186	9,022
Total	$1,422,930	$1,450,754	$1,470,495	$1,498,484	$1,500,861

The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced.

	June 30, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial and industrial	$213,275	$57,262	$12,846	$283,383
Commercial real estate:
Residential construction	8,401	6,802	6,544	21,747
Commercial construction, land and land development	123,285	70,823	137,937	332,045
Other commercial real estate	181,929	180,676	57,188	419,793
Total commercial real estate	313,615	258,301	201,669	773,585
Agricultural	162	1,968	0	2,130
Residential mortgage	117,658	100,227	53,907	271,792
Consumer	30,795	28,695	1,443	60,933
Equipment leases	0	22,608	0	22,608
Other	536	7,963	0	8,499
Total	$676,041	$477,024	$269,865	$1,422,930
Percent of total	47%	34%	19%	100%

The portfolio of Commercial and Industrial (“C and I”) loans decreased $8.742 million, or 3.0 percent, from December 31, 2009, to June 30, 2010, as a result of economic and portfolio conditions discussed above. This decrease in C and I loans occurred in the Central Alabama and Northwest Florida markets.  There was a slight increase in C and I loans in the Southern Alabama market.

The C and I loan portfolio is diversified over a range of industries, including manufacturing (13.4 percent), construction (11.5 percent), real estate (9.3 percent), retail trade (9.7 percent), finance and insurance (6.5 percent), health care (5.4 percent) and agricultural (4.2 percent).  Approximately 75.3 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

Approximately 54.4 percent of the loan portfolio is comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of the commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during 2010.  Management expects that the current economy will continue to limit this type of lending in the immediate future.

The following table shows the composition of our real estate – construction portfolio at June 30, 2010, distributed by the geographic region in which the loans are serviced.

	June 30, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$25,648	$1,669	$0	$27,317
Residential	8,401	6,802	6,544	21,747
Land development	37,697	43,969	77,429	159,095
Land	59,155	24,394	60,025	143,574
Other	785	791	483	2,059
Total	$131,686	$77,625	$144,481	$353,792
Percent of total	37%	22%	41%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.

Residential mortgage loans comprise 14% of the total loan portfolio.  This category contributes approximately 10% of non-performing assets.  Delinquency rates for this loan category have been similar to the delinquency rates for the total loan portfolio.

Investment Securities

At June 30, 2010, the composition of the investment portfolio by carrying amount was 0.42 percent U.S. Treasuries, 14.91 percent securities of U.S. government-sponsored enterprises, 1.20 percent securities of state and political subdivisions, and 83.47 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.7 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at June 30, 2010 and December 31, 2009, was 3.56 percent and 3.64 percent, respectively. The average maturity of the portfolio, excluding mortgage-backed securities (as these have monthly principal payments), at June 30, 2010 and December 31, 2009, was 7.74 years and 5.91 years, respectively.  We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale increased by $3.270 million from December 31, 2009 to June 30, 2010, in spite of our sale of investment securities which resulted in a realized gain of $1.297 million.

The Company recorded impairment charges related to potential credit loss of $150 thousand in the third quarter of 2009 and $250 thousand in the fourth quarter of 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.686 million and an unrealized loss of $903 thousand at June 30, 2010. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of June 30, 2010 with the other-than-temporary impairment charges the Company took in the third and fourth quarters of 2009. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits increased from $1.653 billion at December 31, 2009 to $1.762 billion at June 30, 2010, an increase of $108.699 million, or 6.6 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $62.158 million, or 5.1 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. The recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has made the increase in deposit insurance from $100,000 to $250,000 permanent and extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2013. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During 2010 we will continue to evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At June 30, 2010, we had $31.702 million in brokered time deposits and $39.967 million of CDARS brokered time deposits, a small change from $31.663 million and $46.595 million, respectively, at December 31, 2009. Brokered deposits, including CDARS deposits, accounted for 4.07 percent of total deposits at June 30, 2010 compared to 4.73 percent at December 31, 2009. We also had FHLB advances of $58.047 million at June 30, 2009 compared to $58.164 million at December 31, 2009.

The following table shows the breakdown of deposits at June 30, 2010 and December 31, 2009.

(In thousands)	June 30, 2010	December 31, 2009
Non-Interest-Bearing Demand Deposits	$224,407	$212,361
Interest-Bearing Demand Deposits	497,040	485,556
Savings Deposits	132,154	125,749
Large Denomination Time Deposits (of $100 or more)	479,484	432,943
Other Time Deposits	429,049	396,826
Total Deposits	$1,762,134	$1,653,435

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of June 30, 2010, our debt consisted of advances from the FHLB of $58.047 million, a note payable to an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $852 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2009. During the first six months of 2010, $25.000 million of our FHLB advances matured, and we replaced the maturing advances with $25.000 million in new 2 year advances. The weighted average rate on the maturing advances was 3.47 percent, and the weighted average rate on the new advances is 1.12 percent.

BancTrust’s $20.000 million note payable secured by the stock of the Bank matures in October of 2010. In order to satisfy this obligation, BancTrust must either raise additional capital or issue debt prior to maturity in a sufficient amount to enable repayment, or renew or extend the note payable. Further discussion of the October 2010 maturity of this note payable is included under the heading “Liquidity.”

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

Non-performing assets were $186.103 million at June 30, 2010 compared to $177.640 million at year-end 2009. Restructured loans at June 30, 2010 were $6.345 million compared to $10.618 million at December 31, 2009. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. All of our restructured loans at June 30, 2010 were accruing interest. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers cannot continue performing based on the restructured note terms. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2010, the allowance for loan and lease losses allocated to restructured loans totaled $349 thousand. Loans on non-accrual decreased to $107.634 million at June 30, 2010 from $114.837 million at December 31, 2009, primarily a result of our foreclosing on the underlying collateral and moving the loans to other real estate owned. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans increased to 3.44% at June 30, 2010 from 3.13% at December 31, 2009.

Total non-performing assets as a percentage of loans and other real estate owned at June 30, 2010 was 12.5 percent compared to 11.7 percent at year-end 2009.

The following table is a summary of non-performing assets.

(Dollars in Thousands)
	June 30, 2010	December 31, 2009
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$-	$-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	-	-
Restructured loans
Construction, land development and other land loans	868	2,602
1-4 family residential loans	135	582
Multifamily residential loans	53	-
Non-farm non-residential property loans	5,159	7,332
Commercial and industrial loans and leases	40	-
Consumer loans	90	102
Total restructured loans	6,345	10,618
Loans on non-accrual
Construction, land development and other land loans	73,293	79,820
1-4 family residential loans	18,499	16,378
Multifamily residential loans	1,788	754
Non-farm non-residential property loans	7,802	11,447
Commercial and industrial loans and leases	5,608	5,685
Consumer loans	479	686
Other loans	165	67
Total loans and leases on non-accrual	107,634	114,837
Total non-performing loans and leases	113,979	125,455
Other real estate owned
Construction, land development and other land	62,859	46,575
1-4 family residential properties	3,122	2,634
Multifamily residential	3,767	-
Non-farm non-residential properties	2,376	2,976
Total other real estate owned	72,124	52,185
Total non-performing assets	$186,103	$177,640

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.02%	8.54%
Total non-performing assets as a percentage of loans, leases and other real estate owned	12.46%	11.68%

The following tables contain a summary by location of non-performing assets at June 30, 2010 and December 31, 2009.

June 30, 2010

(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans	$786	$725	$4,830	$4	$6,345
Non-performing loans and leases	20,981	8,484	78,139	30	107,634
Other real estate owned	15,568	2,473	43,632	10,451	72,124
Total	$37,335	$11,682	$126,601	$10,485	$186,103

December 31, 2009

(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans	$467	$3,104	$7,042	$5	$10,618
Non-performing loans and leases	25,827	4,731	81,951	2,328	114,837
Other real estate owned	6,152	2,487	32,879	10,667	52,185
Total	$32,446	$10,322	$121,872	$13,000	$177,640

Not included in the non-performing assets table are potential problem loans totaling $83.825 million at June 30, 2010, with a related allowance of $8.477 million. This compares with potential problem loans of $59.166 million at December 31, 2009. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Company’s interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

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

Loans subject to criticism through the Company’s risk grading process totaled $247.907 million at June 30, 2010, representing 17.4 percent of total loans and a decrease of $6.848 million from December 31, 2009.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

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

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $1.783 million during the first six months of 2010, which represented 54.3 percent of total charge-offs for the period.
In order to monitor the movement in collateral values for real properties in the Northwest Florida region, Management undertook a study in April 2009 to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management was able to discount prior appraisals in order to determine current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation. This study was updated during the second quarter of 2010, and further adjustments to collateral values were made at that time. Likewise, in order to more closely monitor declines in real estate values in other geographic areas, Management engaged outside consultants to determine average deterioration in real estate values on the Alabama Gulf Coast, and certain geographic areas in Central Alabama.

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

The following table shows the composition of criticized loans at June 30, 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 57.1% of the total criticized loans.  Approximately 55.6% of criticized loans are serviced by Florida, with 71.2% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	June 30, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$18,002	$3,366	$3,753	$25,121
Commercial real estate:
Residential construction	861	375	1,435	2,671
Commercial construction, land and land development	24,797	18,598	98,105	141,500
Other commercial real estate	11,119	10,870	14,618	36,607
Total commercial real estate	36,777	29,843	114,158	180,778
Agricultural	96	0	0	96
Residential mortgage	9,566	10,553	19,773	39,892
Consumer	790	901	120	1,811
Equipment leases	0	209	0	209
Total	$65,231	$44,872	$137,804	$247,907
Percent of total	26%	18%	56%	100%

Criticized C and I loans decreased slightly in the Southern Alabama market in the first six months of 2010. There was a decline in commercial construction, land, and land development loans in the Central Alabama market during this period due to the problem loan resolution process.

The following table shows the composition of the criticized construction, land, and land development loans at June 30, 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and are primarily land and land development loans.

	June 10, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$0	$1,475
Residential	861	375	1,435	2,671
Land development	13,400	16,390	62,667	92,457
Land	9,922	2,208	35,438	47,568
Other	0	0	0	0
Total	$25,658	$18,973	$99,540	$144,171
Percent of total	18%	13%	69%	100%

There was a decline in criticized construction, land, and land development loans from December 31, 2009 to June 30, 2010 across all markets. There was a significant decline in criticized construction, land, and land development loans in the Central Alabama market due to the problem loan resolution process.

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

  The allowance for loan and lease losses represented 42.91 percent of non-performing loans and leases at June 30, 2010 and 36.60 percent of non-performing loans and leases at December 31, 2009. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.44 percent at June 30, 2010 and 3.13 percent at December 31, 2009. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at June 30, 2010 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

Capital Resources

Our shareholders’ equity as a percentage of total assets at June 30, 2010 was 8.11 percent, compared to 8.41 percent at December 31, 2009. This decrease resulted primarily from the increase in total assets in the first six months of 2010.

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

Our Tier 1 capital was $195.976 million at June 30, 2010 and $192.088 million at December 31, 2009.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $20.057 million at June 30, 2010 and $20.601 million at December 31, 2009.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $216.033 million at June 30, 2010, and $212.689 million at December 31, 2009.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 12.41 percent and 13.68 percent, respectively, at June 30, 2010, and 11.81 percent and 13.08 percent, respectively, at December 31, 2009.  Both the June 30, 2010 and December 31, 2009 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At June 30, 2010 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At June 30, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.40%, a Tier 1 Capital to risk-weighted assets ratio of 13.54% and a total capital to risk-weighted assets ratio of 14.81%.

The components of the Company’s risk-based capital calculations for June 30, 2010 are shown below:

June 30, 2010
(dollars in thousands)
Tier 1 capital-
Preferred stock	$47,859
Tangible common shareholders' equity	115,117
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	195,976

Tier 2 capital-Allowable portion of the allowance for loan losses	20,057
Total capital (Tiers 1 and 2)	$216,033

Risk-weighted assets	$1,579,326
Quarterly average assets	2,035,920
Risk-based capital ratios:
Tier 1 capital ratio	12.41%
Total capital ratio (Tiers 1 and 2)	13.68%

The Company did not declare a dividend for the second quarter of 2010. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of its maturing debt obligation, the current economic conditions, its level of non-performing assets and its net loss for the year ended December 31, 2009.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock. Also, participation in the Troubled Asset Relief Program Capital Purchase Program limits our ability to increase our quarterly dividend on common stock above $0.13 per share.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $257.129 million at June 30, 2010, up from $150.089 million at December 31, 2009. This increase in liquid assets is primarily due to the increase in total deposits at June 30, 2010 from December 31, 2009 of $108.699 million. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 12.49 percent of total assets at June 30, 2010 compared to 7.71 percent at December 31, 2009.  The net change in cash and cash equivalents for the six-month period ended June 30, 2010 was a decrease of $3.078 million or 8.3 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $44.340 million at June 30, 2010, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2010.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay a dividend in the amount of $2.000 million to BancTrust in each of the first and the second quarter of 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management plans to request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its regular ongoing commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part.

Additionally, BancTrust’s $20.000 million note payable secured by the stock of the Bank matures in October of 2010. In order to satisfy this obligation, BancTrust must either raise additional capital or issue debt prior to maturity in a sufficient amount to enable repayment, or renew or extend the note payable. The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. At our May 2010 annual meeting of shareholders an amendment to our articles of incorporation to increase the number of authorized common shares from 50 million to 100 million was approved. Our board of directors proposed this amendment because if we decide to pursue an offering of common stock, without the amendment we may not have had sufficient authorized but unissued common stock to complete an offering of the desired size, or we may not have had sufficient remaining authorized but unissued common shares after an offering for other corporate purposes. We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we are currently discussing with the FDIC and Federal Reserve a renewal or extension of the note if the capital markets are not receptive to, or other circumstances prevent, such an offering by October 2010. We may also pursue a new loan, the proceeds of which would be used to repay the FDIC as receiver for Silverton Bank; however, we believe obtaining such a loan in the near term on acceptable terms is unlikely based on current banking industry and economic conditions and our recent financial performance.   Management will continue to analyze its options for repayment, renewal, extension or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net Income

The Company recorded net income to common shareholders of $206 thousand, or $0.01 per basic and diluted common share, during the second quarter of 2010, compared to a net loss to common shareholders in the second quarter of 2009 of $118.677 million, or $6.74 per basic and diluted common share. Net income before the preferred stock dividend was $969 thousand in the second quarter of 2010 compared to a net loss before the preferred dividend of $117.916 million in the second quarter of 2009. The net loss to common shareholders and the net loss before the preferred dividend in the second quarter of 2009 included a goodwill impairment charge of $97.367 million. Quarterly average interest-earning assets decreased to $1.843 billion for the second quarter of 2010 from $1.889 billion in the second quarter of 2009, a decrease of $46.585 million or 2.5 percent. Our quarterly net interest margin was 3.34 percent for the second quarter of 2010 compared to 2.65 percent for the second quarter of 2009 and 3.40 percent for the first quarter of 2010. Net interest revenue increased by $2.915 million, or 23.5 percent, from the second quarter of 2009 to the second quarter of 2010. The increase in our net interest revenue and the increase in our net interest margin were due primarily to our efforts to reduce the cost of our interest-bearing liabilities combined with an increase in the yield of our loan portfolio. The increase in the yield of our loan portfolio was a result of the Company negotiating higher rates or floors on renewing loans. We estimate that non-performing assets resulted in our net interest margin being approximately 46 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the second quarter of 2010 were $1.939 million compared to $10.914 million in the same period for 2009. The provision for loan and lease losses was $3.050 million in the second quarter of 2010, compared to $22.050 million for the comparable period in 2009. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.44 percent at June 30, 2010 and 3.13 percent at December 31, 2009. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $5.057 million for the second quarter of 2010, an increase of $99 thousand from the second quarter of 2009. Net securities gains increased $456 thousand in the second quarter of 2010 compared to the same period in 2009. We sold investment securities in part to restructure our portfolio into securities issued by U.S. Government Agencies with lower risk weightings for capital adequacy purposes and to lengthen the average life of the portfolio.  Service charges on deposit accounts decreased $483 thousand, or 20.9 percent from $2.312 million for the second quarter of 2009 to $1.829 million for the same period in 2010. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not generally generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, recent legislation passed by Congress may decrease our income related to debit card transactions. Trust revenue in the second quarter of 2010 was $961 thousand compared to $926 thousand for the same period in 2009. Trust assets increased from $745.141 million at June 30, 2009 to $843.983 million at June 30, 2010. The increase in trust assets is a result of the increase in the stock market in 2010 compared to 2009 and to new trust department customers.

Salary and employee benefit expense in the second quarter of 2010 was $6.914 million, a decrease of $535 thousand from the second quarter of 2009 due to the decrease in full time equivalent employees from 594 at June 30, 2009 to 552 at June 30, 2010.  The decrease in full time equivalent employees is a result of efficiencies created by the Peoples merger, the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $1.449 million in the second quarter of 2010, a decrease of $190 thousand, or 11.6 percent, from the same period of 2009, primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods. Furniture and equipment expense increased by $101 thousand, or 10.5 percent. The Company operates in 50 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned decreased to $300 thousand in the second quarter of 2010, compared to $9.340 million in the second quarter of 2009. The primary reason for the decline was $8.102 million in write-downs of other real estate owned located in the Northwestern  Florida region during the second quarter of 2009 as a result of significant declines in property values in that area during that period. Other real estate owned carrying cost decreased $1.142 million from $1.505 million in the second quarter of 2009 to $363 thousand in the second quarter of 2010. These carrying costs were higher in 2009, because the Company brought past-due property taxes on numerous properties current following foreclosures in 2009. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $1.004 million for the quarter ended June 30, 2010, compared to $2.290 million for the same period in 2009, reflect an ongoing increase in the FDIC insurance rates in 2010 offset by a special assessment in the second quarter of 2009. Legal fees of $508 thousand in the second quarter of 2010 were relatively unchanged from the same period in 2009 and are primarily related to cost associated with non-performing assets.

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested its goodwill for impairment at June 30, 2009 because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At June 30, 2010 and December 31, 2009, the Company had no goodwill.

Other expense was $2.472 million for the quarter ended June 30, 2010, a decrease of $285 thousand from the second quarter of 2009. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $497 thousand for the second quarter of 2010, compared to income tax benefit of $12.217 million for the same period in 2009, reflecting an increase in taxable income. Our effective rate for the quarter ended June 30, 2010 was 33.9 percent, compared to (9.39) percent for the same period last year. The goodwill impairment charge in 2009 was not deductible for income tax purposes.

Six Months Ended June 30, 2010 and 2009

Net Income

The Company recorded net income to common shareholders of $592 thousand, or $0.03 per basic and diluted common share, during the first six months of 2010, compared to a net loss to common shareholders in the first six months of 2009 of $124.700 million, or $7.08 per basic and diluted common share. Net income before the preferred stock dividend was $2.094 million for the first six months of 2010. Average interest-earning assets decreased to $1.812 billion for the first six months of 2010 from $1.869 billion in the first six months of 2009, a decrease of $56.669 million or 3.0 percent. Our net interest margin increased to 3.37 percent for the first six months of 2010 compared to 2.74 percent for the first six months of 2009. Net interest revenue increased by $5.045 million, or 20.1 percent, from the six months ended June 30, 2009 to the six months ended June 30, 2010. The increase in our net interest revenue and the increase in our net interest margin were due primarily to our efforts to reduce the cost of our interest-bearing liabilities combined with an increase in the yield of our loan portfolio. The increase in the yield of our loan portfolio was a result of the Company negotiating higher rates or floors on renewing loans. We estimate that non-performing assets resulted in our net interest margin being approximately 52 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets would have the effect of decreasing our margins.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first six months of 2010 were $2.902 million compared to $14.825 million in the same period for 2009. The provision for loan and lease losses was $5.900 million in the first six months of 2010, compared to $33.150 million for the comparable period in 2009. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.44 percent at June 30, 2010 and 3.13 percent at December 31, 2009. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $10.381 million for the first six months of 2010, a decrease of $1.529 million from the first six months of 2009. Net securities gains decreased $1.006 million in the first six months of 2010 compared to the same period in 2009. Service charges on deposit accounts decreased $833 thousand, or 18.2 percent from $4.583 million for the first six months of 2009 to $3.750 million for the same period in 2010. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not generally generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Trust revenue in the first six months of 2010 was $1.913 million compared to $1.852 million for the same period in 2009.

Salary and employee benefit expense in the first six months of 2010 was $14.271 million, a decrease of $534 thousand, or 3.6 percent from the same period in 2009 due primarily to the decrease in full time equivalent employees from 594 at June 30, 2009 to 552 at June 30, 2010.  A decrease in salary expense paid to employees was offset by lower compensation expense deferral related to decreased loan origination. The decrease in full time equivalent employees is a result of efficiencies created by the Peoples merger, the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $2.891 million in the first six months of 2010, a decrease of $432 thousand, or 13.0 percent, from the same period of 2009, primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods. Furniture and equipment expense increased by $209 thousand, or 10.7 percent, primarily due to increased maintenance contract cost. The Company operates in 50 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned decreased to $462 thousand in the first six months of 2010, compared to $10.983 million in the first six months of 2009. The primary reason for the decline was $8.102 million in write-downs of other real estate owned located in the Northwestern  Florida region during the second quarter of 2009 as a result of significant declines in property values in that area during that period. Other real estate owned carrying cost decreased $976 thousand from $2.033 million in the first six months of 2009 to $1.057 million in the first six months of 2010. These carrying costs were higher in 2009, because the Company brought past-due property taxes on numerous properties current following foreclosures in 2009. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments of $1.944 million for the six months ended June 30, 2010, compared to $2.679 million for the same period in 2009, reflect an ongoing increase in the FDIC insurance rates in 2010 offset by a special assessment in 2009. Legal fees of $850 thousand in the first six months of 2010 compared to $748 thousand from the same period in 2009 are primarily related to cost associated with non-performing assets.

Other expense was $5.084 million for the six months ended June 30, 2010, a decrease of $274 thousand from the first six months of 2009. This decrease is the result of the consolidation of certain functions and cost-reduction initiatives. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $1.031 million for the first six months of 2010, compared to income tax benefit of $15.478 million for the same period in 2009, reflecting an increase in taxable income. Our effective rate for the six months ended June 30, 2010 was 33.0 percent, compared to (11.2) percent for the same period last year. The goodwill impairment charge in 2009 was not deductible for income tax purposes.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2009 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three and one half years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2010 was $20.226 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2010, the Company had $202 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is composed primarily of interest rate risk created by its lending and deposit-taking activities.  The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations.  Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities.  The Company's market risk and strategies for market risk management are more fully described in its 2009 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2010. Through June 30, 2010, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and replace the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010:

The recent  oil spill in the Gulf of Mexico could negatively affect our local economies and property values in our coastal markets, which could have an adverse effect on our business or results of operations.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizable oil spill developed in the Gulf. Containment efforts have been underway, and, as of the date of this filing, the flow of oil has been stopped. Oil and tar balls from the spill have intermittently reached the waters and beaches in the Company’s coastal markets in Alabama and Florida.  Efforts to clean up the beaches and affected waters are ongoing.  We have seen negative effects from the oil spill on the tourism, recreation and commercial fishing industries in our coastal markets.  The oil spill could have a direct negative impact on the condition and value of beachfront and coastal properties and numerous industries within our coastal market areas and could have a material adverse effect on our financial condition, results of operations and stock price.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is perhaps the most significant financial reform since the Great Depression. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. Compliance with the Dodd-Frank Act's provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and result of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended June 30, 2010 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/10-04/30/10	13,235	$6.25	0	229,951
05/01/10-05/31/10	1,045	$4.40	0	229,951
06/01/10-06/30/10	1,825	$4.13	0	229,951
Total	16,105	$5.89	0	229,951

__________________
(1)	16,105 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
(2)
Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date. As a participant in the U.S. Treasury’s TARP Capital Purchase Program, BancTrust currently may not repurchase its common shares pursuant to its repurchase program without the consent of the U.S. Treasury.  Shares of common stock purchased in BancTrust's grantor trust do not decrease the number of shares of common stock that may be purchased under the share repurchase

Item 6. Exhibits

3(i).1	Articles of Amendment to Articles of Incorporation of BancTrust Financial Group, Inc. dated May 28, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 10, 2010	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 10, 2010	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit	Page No.

3(i).1	Articles of Amendment to Articles of Incorporation of BancTrust Financial Group, Inc. dated May 28, 2010

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002