Form 10-Q
period 2010-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2010-11-10
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
X    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___ (Do not check if a smaller reporting company)
Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

Shares of common stock ($0.01 par) outstanding at November 9, 2010: 17,639,807

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10 - Q

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Dollars and shares in thousands, except per share amounts)	September 30, 2010	December 31, 2009
ASSETS
Cash and Due from Banks	$37,390	$37,287
Total Cash and Cash Equivalents	37,390	37,287
Interest-Bearing Deposits in Other Financial Institutions	173,078	22,389
Securities Available for Sale, at Fair Value	372,972	261,834
Loans Held for Sale	3,979	2,947

Loans and Leases	1,391,842	1,465,641
Allowance for Loan and Lease Losses	(47,426	(45,905)
Loans and Leases, Net	1,344,416	1,419,736

Premises and Equipment, Net	76,597	79,173
Accrued Income Receivable	6,168	6,689
Other Intangible Assets	5,126	6,827
Cash Surrender Value of Life Insurance	16,893	16,440
Other Real Estate Owned	81,446	52,185
Other Assets	38,920	41,212
Total Assets	$2,156,985	$1,946,719

LIABILITIES
Non-Interest-Bearing Demand Deposits	$240,603	$212,361
Interest-Bearing Demand Deposits	507,259	485,556
Savings Deposits	136,630	125,749
Large Denomination Time Deposits (of $100 or more)	518,022	432,943
Other Time Deposits	456,882	396,826
Total Deposits	1,859,396	1,653,435
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	92,859	93,037
Other Liabilities	16,701	16,449
Total Liabilities	1,988,956	1,782,921

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2010 and 2009	47,999	47,587
Common Stock – Par Value $0.01 Per Share, 100,000 Shares Authorized, Shares Issued: 2010-17,895; 2009-17,890	179	179
Additional Paid in Capital	193,880	193,800
Accumulated Other Comprehensive Loss, Net	(663	(3,768)
Deferred Compensation Payable in Common Stock	825	780
Accumulated Deficit	(70,958	(71,592)
Treasury Stock of 256 Common Shares in 2010 and 2009, at Cost	(2,408	(2,408)
Common Stock Held in Grantor Trust, 95 Shares in 2010 and 86 Shares in 2009	(825	(780)
Total Shareholders' Equity	168,029	163,798
Total Liabilities and Shareholders' Equity	$2,156,985	$1,946,719

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
	Three Months Ended September 30,
	2010	2009
Interest Revenue:
Loans and Leases	$18,155	$18,723
Securities Available for Sale:Taxable	2,845	2,316
Non-Taxable	37	249
Other	74	111
Total Interest Revenue	21,111	21,399

Interest Expense:
Deposits	5,093	6,855
Short-Term Borrowings	270	257
FHLB Advances and Long-Term Debt	522	705
Total Interest Expense	5,885	7,817

Net Interest Revenue	15,226	13,582
Provision for Loan Losses	3,400	1,725
Net Interest Revenue after Provision for Loan Losses	11,826	11,857

Non-Interest Revenue:
Service Charges on Deposit Accounts	1,776	2,379
Trust Income	952	866
Securities Gains	281	817
Total impairment losses on securities	-	(1,369)
Portion of loss recognized in other comprehensive income	-	1,219
Net impairment losses recognized in earnings	-	(150)
Other Income	1,721	1,807
Total Non-Interest Revenue	4,730	5,719

Non-Interest Expense:
Salaries	5,329	5,349
Pensions and Employee Benefits	1,550	1,566
Net Occupancy Expense	1,508	1,629
Furniture and Equipment Expense	1,011	1,128
Intangible Amortization	568	688
Losses on Other Real Estate Owned	437	663
Losses on Repossessed and Other Assets	16	59
ATM Processing Expense	297	359
FDIC Assessments	1,070	778
Telephone and Data Line Expense	460	544
Legal Expense	350	416
Other Real Estate Carrying Cost Expense	462	685
Other Expense	2,293	2,847
Total Non-Interest Expense	15,351	16,711

Income Before Income Taxes	1,205	865
Income Tax Expense	398	79
Net Income	807	786
Effective Preferred Stock Dividend	764	756
Net Income to Common Shareholders	$43	$30
Basic Earnings Per Common Share	$0.00	$0.00
Diluted Earnings Per Common Share	$0.00	$0.00
Weighted-Average Common Shares Outstanding – Basic	17,640	17,634
Weighted-Average Common Shares Outstanding – Diluted	17,728	17,634

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)
	Nine Months Ended September 30,
	2010	2009
Interest Revenue:
Loans and Leases	$55,076	$56,629
Securities Available for Sale:Taxable	7,746	6,658
Non-Taxable	191	860
Other	150	229
Total Interest Revenue	63,163	64,376

Interest Expense:
Deposits	15,188	22,474
Short-Term Borrowings	769	761
FHLB Advances and Long-Term Debt	1,776	2,400
Total Interest Expense	17,733	25,635

Net Interest Revenue	45,430	38,741
Provision for Loan Losses	9,300	34,875
Net Interest Revenue after Provision for Loan Losses	36,130	3,866

Non-Interest Revenue:
Service Charges on Deposit Accounts	5,526	6,962
Trust Income	2,865	2,718
Securities Gains	1,578	3,120
Total impairment losses on securities	-	(1,369)
Portion of loss recognized in other comprehensive income	-	1,219
Net impairment losses recognized in earnings	-	(150)
Other Income	5,142	4,979
Total Non-Interest Revenue	15,111	17,629

Non-Interest Expense:
Salaries	16,252	16,943
Pensions and Employee Benefits	4,898	4,777
Net Occupancy Expense	4,399	4,952
Furniture and Equipment Expense	3,172	3,080
Intangible Amortization	1,702	2,062
Goodwill Impairment	-	97,367
Losses on Other Real Estate Owned	899	11,646
Losses on Repossessed and Other Assets	265	283
ATM Processing Expense	877	946
FDIC Assessments	3,014	3,457
Telephone and Data Line Expense	1,337	1,702
Legal Expense	1,200	1,164
Other Real Estate Carrying Cost Expense	1,519	2,719
Other Expense	7,377	8,204
Total Non-Interest Expense	46,911	159,302

Income (Loss) Before Income Taxes	4,330	(137,807)
Income Tax Expense (Benefit)	1,429	(15,399)
Net Income (Loss)	2,901	(122,408)
Effective Preferred Stock Dividend	2,266	2,262
Net Income (Loss) to Common Shareholders	$635	$(124,670)
Basic Earnings (Loss) Per Common Share	$0.04	$(7.08)
Diluted Earnings (Loss) Per Common Share	$0.04	$(7.08)
Weighted-Average Common Shares Outstanding – Basic	17,639	17,612
Weighted-Average Common Shares Outstanding – Diluted	17,719	17,612

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) - For the Nine Months Ended September 30, 2010 and 2009

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre- hensive Loss Net	Deferred Compensation Payable in Common Stock	Retained Earnings (Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							2,901			2,901
Recognized net periodic pension benefit cost					225					225
Change in fair value of securities available for sale, net of taxes					2,880					2,880
Total comprehensive income										6,006
Amortization of preferred stock discount	412						(412)			-
Dividends-preferred							(1,855)			(1,855)
Purchase of deferred compensation shares						163			(163)	-
Deferred compensation paid in common stock held in grantor trust						(118)			118	-
Stock compensation expense				75						75
Shares issued under dividend reinvestment plan				1						1
Restricted stock fully vested		5		4						4
Balance, September 30, 2010	$47,999	17,895	$179	$193,880	$(663)	$825	$(70,958)	$(2,408)	$(825)	$168,029

Balance, January 1, 2009	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive income:
Net loss							(122,408)			(122,408)
Recognized net periodic pension benefit cost					309					309
Change in fair value of securities available for sale, net of taxes					(1,045)					(1,045)
Total comprehensive loss										(123,144)
Amortization of preferred stock discount	387						(387)			-
Preferred stock issuance costs	(18)									(18)
Dividends-common ($0.035 per share)							(618)			(618)
Dividends-preferred							(1,875)			(1,875)
Purchase of deferred compensation shares						163			(163)	-
Deferred compensation paid in common stock held in grantor trust						(1,052)			1,052	-
Stock compensation expense				194						194
Shares issued under dividend reinvestment plan		13		114						114
Restricted stock fully vested		65	1							1
Balance, September 30, 2009	$47,454	17,889	$179	$193,766	$(3,007)	$785	$(71,942)	$(2,408)	$(785)	$164,042

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,901	$(122,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	3,723	4,013
Amortization and accretion of premiums and discounts, net	764	(34)
Amortization of intangible assets	1,702	2,062
Provision for loan losses	9,300	34,875
Securities gains, net	(1,578)	(3,120)
Other-than-temporary impairment on securities	-	150
Goodwill impairment	-	97,367
Loss on other real estate owned	899	11,646
Losses on repossessed and other assets	265	283
Gain on sale of loans originated for sale	(597)	(511)
Stock compensation expense	75	194
Increase in cash surrender value of life insurance	(453)	(491)
Changes in operating assets and liabilities:
Loans originated for sale	(48,369)	(61,761)
Loans sold	47,934	62,692
Decrease in accrued income receivable	521	1,020
Increase in other assets	165	(14,778)
Decrease (increase) in other liabilities	613	(1,619)
Net cash provided by operating activities	17,865	9,580
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in other financial institutions	(150,689)	(15,743)
Net decrease (increase) in loans and leases	33,313	(7,751)
Proceeds from sales of other real estate owned, net	3,114	17,187
Purchases of premises and equipment	(1,147)	(718)
Proceeds from sales of securities available for sale	59,437	83,084
Proceeds from maturities of securities available for sale	95,683	45,816
Purchases of securities available for sale	(261,390)	(210,754)
Net cash used in investing activities	(221,679)	(88,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	205,961	75,953
Net decrease in short-term borrowings	-	(57)
Proceeds of FHLB advances and long-term debt	25,000	22,000
Payments of FHLB advances and long-term debt	(25,190)	(22,306)
Issuance of common stock	1	-
Dividends paid	(1,855)	(2,379)
Net cash provided by financing activities	203,917	73,211
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103	(6,088)
Cash and cash equivalents at beginning of period	37,287	42,693
Cash and cash equivalents at end of period	$37,390	$36,605
Supplemental disclosures of cash flow information:
Interest paid	$17,694	$27,311
Income taxes paid, net	3,903	(425
Supplemental schedule of non-cash investing and financing activity
Dividends paid in common stock	-	98
Loans transferred to other real estate owned	33,274	27,791

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

Note A: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods.  Results for interim periods may not necessarily be indicative of results to be expected for the year or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on cash flows, regulatory capital, the operation of  the business or the ability to service our customers.  At September 30, 2010 and December 31, 2009, the Company had no goodwill.

Reclassifications

Certain reclassifications of 2009 balances have been made to conform to classifications used in 2010. These reclassifications did not change shareholders' equity or net income (loss).

Note B: Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan losses.  This update requires additional disclosures related to the allowance for loan and lease losses with the objective of providing financial statement users with greater transparency about an entity’s loan and lease loss reserves and overall credit quality.  Additional disclosures include presenting on a disaggregated basis the aging of receivables, credit quality indicators and troubled debt restructurings and their effect on the allowance for loan and lease losses.  The provisions of this update are effective for interim and annual periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of this updated standard to have a material impact on its financial position and results of operations; however, the updated standard will increase the amount of disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards for the presentation of fair value disclosures.  The new guidance requires disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and Level 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual and interim reporting periods beginning after December 15, 2010. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which is not required to be adopted by the Company until January 1, 2011.

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

Note C: Securities Available for Sale

The Company classifies all its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at September 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2010
U.S. Treasury securities	$400	$9	$0	$409
Obligations of U.S. Government sponsored enterprises	52,176	276	0	52,452
Obligations of states and political subdivisions	2,665	27	0	2,692
Mortgage-backed securities	313,505	5,123	1,209	317,419
Total	$368,746	$5,435	$1,209	$372,972

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
U.S. Treasury securities	$1,437	$17	$0	$1,454
Obligations of U.S. Government sponsored enterprises	36,254	169	322	36,101
Obligations of states and political subdivisions	14,576	113	8	14,681
Mortgage-backed securities	209,949	2,088	2,439	209,598
Total	$262,216	$2,387	$2,769	$261,834

Securities available for sale with a carrying value of approximately $175.974 million at September 30, 2010 and $171.221 million at December 31, 2009 were pledged to secure deposits of public funds and trust deposits.

For the nine months ended September 30, 2010, proceeds from the sales of securities available for sale were $59.437 million. Gross realized gains on the sale of these securities were $1.602 million and gross realized losses were $24 thousand. For the nine months ended September 30, 2009, proceeds from the sales of securities available for sale were $83.084 million. Gross realized gains on the sale of these securities were $3.121 million and gross realized losses were $1 thousand. The Company recorded an other-than-temporary impairment charge of $150 thousand in the third quarter of 2009.

Maturities of securities available for sale as of September 30, 2010, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$37,974	$38,218
Due in 1 to 5 years	8,040	8,108
Due in 5 to 10 years	0	0
Due in over 10 years	9,227	9,227
Mortgage-backed securities	313,505	317,419
Total	$368,746	$372,972

The following table shows the Company's combined gross unrealized losses and fair value on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$51,159	$400	$3,697	$809	$54,856	$1,209
Total	$51,159	$400	$3,697	$809	$54,856	$1,209

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$19,734	$322	$0	$0	$19,734	$322
Obligations of states and political subdivisions	546	3	195	5	741	8
Mortgage-backed securities	100,726	1,630	3,780	809	104,506	2,439
Total	$121,006	$1,955	$3,975	$814	$124,981	$2,769

At September 30, 2010, the Company had 12 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and one investment security in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.8 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009, $150 thousand of which was recorded in the three and nine months ended September 30, 2009, on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. No credit-related other-than-temporary impairment occurred during the quarter or nine months ended September 30, 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.697 million and represents all of the unrealized losses at September 30, 2010 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of September 30, 2010, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

Note D: Change in Allowance for Losses on Loans and Leases and Non-Performing Loans

The changes in the allowance for losses on loans and leases for the three-month periods ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Balance at beginning of period	$48,903	$49,008
Provision charged to operating expense	3,400	1,725
Loans charged-off	(5,127)	(3,149)
Recoveries	250	319
Balance at end of period	$47,426	$47,903

The changes in the allowance for losses on loans and leases for the nine-month periods ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009
Balance at beginning of period	$45,905	$30,683
Provision charged to operating expense	9,300	34,875
Loans charged-off	(8,410)	(18,285)
Recoveries	631	630
Balance at end of period	$47,426	$47,903

At September 30, 2010 and December 31, 2009, non-accrual loans and restructured loans on non-accrual totaled $102.874 million and $114.837 million, respectively. The amount of interest income that would have been recorded during the first nine months of 2010 if these non-accrual loans had been current in accordance with their original terms was approximately $4.288 million. The amount of interest income actually recognized on these loans during the first nine months of 2010 was $479 thousand. At September 30, 2010, restructured loans not on non-accrual totaled $3.466 million. These loans were modified to permit interest only terms for a defined period of time with no material effect on interest income recognition.

At September 30, 2010 and December 31, 2009, the recorded investments in loans that were considered to be impaired, all of which were on non-accrual or were restructured loans, were $98.137 million and $120.718 million, respectively. Included in this amount is $63.131 million at September 30, 2010 and $65.672 million at December 31, 2009 of impaired loans for which the related allowance for loan losses was $18.542 million at September 30, 2010 and $18.881 million at December 31, 2009. The amount of impaired loans that did not have specific allowances for loan losses was $35.006 million at September 30, 2010 and $55.046 million at December 31, 2009. Specific partial charge-offs have been taken on $4.309 million of such loans at September 30, 2010.

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

Note E: Retirement Plans

	Three Months Ended
	September 30, 2010	September 30, 2009
(in thousands)
Service cost	$243	$234
Interest cost	448	430
Expected return on plan assets	(506)	(410)
Amortization of prior service cost	1	0
Amortization of net loss	118	167
Net periodic pension cost	$304	$421

	Nine Months Ended
	September 30, 2010	September 30, 2009
(in thousands)
Service cost	$729	$702
Interest cost	1,344	1,290
Expected return on plan assets	(1,518)	(1,230)
Amortization of prior service cost	3	0
Amortization of net loss	354	501
Net periodic pension cost	$912	$1,263

The Company previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2009, that it expected to contribute $1.084 million to its pension plan in 2010, all of which was contributed in the first nine months of 2010. The Company does not expect to make additional contributions during the remainder of 2010. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2010 was 5.87 percent.

Note F: Earnings (Loss) Per Share

Basic earnings (loss) per share for the three- and nine- month periods ended September 30, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2010 and 2009 were computed by dividing net income (loss) to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended September 30, 2010 and 2009. The Company excluded from the calculations of diluted earnings per share 95 thousand shares and 117 thousand shares for the quarters ended September 30, 2010 and 2009, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share 731 thousand shares for the quarters ended September 30, 2010 and 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods.

	Three Months Ended
Basic Earnings Per Common Share	September 30, 2010	September 30, 2009
(in thousands, except per share amounts)

Net income to common shareholders	$43	$30
Weighted average common shares outstanding	17,640	17,634
Basic earnings per common share	$0.00	$0.00

	Three Months Ended
Diluted Earnings Per Common Share	September 30, 2010	September 30, 2009
(in thousands, except per share amounts)

Net income to common shareholders	$43	$30
Weighted average shares outstanding	17,640	17,634
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	88	-
Weighted average common and dilutive potential common shares outstanding	17,728	17,634
Diluted earnings per common share	$0.00	$0.00

The following tables present the earnings (loss) per share calculations for the nine-month periods ended September 30, 2010 and 2009. The Company excluded from the calculations of diluted earnings (loss) per share 95 thousand shares and 119 thousand shares for the nine months ended September 30, 2010 and 2009, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings (loss) per share 731 thousand shares for the nine months ended September 30, 2010 and 2009, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. Furthermore, all potential common shares were considered anti-dilutive during the 2009 periods because of the net loss position of the Company.

	Nine Months Ended
Basic Earnings (Loss) Per Common Share	September 30, 2010	September 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$635	$(124,670)
Weighted average common shares outstanding	17,639	17,612
Basic earnings (loss) per common share	$0.04	$(7.08)

	Nine Months Ended
Diluted Earnings (Loss) Per Common Share	September 30, 2010	September 30, 2009
(in thousands, except per share amounts)

Net income (loss) to common shareholders	$635	$(124,670)
Weighted average shares outstanding	17,639	17,612
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	80	-
Weighted average common and dilutive potential common shares outstanding	17,719	17,612
Diluted earnings (loss) per common share	$0.04	$(7.08)

Note G: Comprehensive Income (Loss)

The following table shows comprehensive income for the three-month periods ended September 30, 2010 and 2009:

	Three Months Ended
(in thousands)	September 30,	September 30,
	2010	2009

Net income	$807	$786
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of 0 and $513, respectively	-	(856)
Less: reclassification adjustment of credit portion included in net income, net of taxes of 0 and ($56), respectively	-	94
Net noncredit portion of other-than-temporary impairment losses	-	(762)
Recognized pension net periodic benefit cost, net of taxes of $(43) and $(64), respectively	76	103
Less reclassification adjustments for gains included in net income (loss), net of taxes of $106 and $306, respectively	(175)	(511)
Net change in fair value of securities available for sale, net of taxes of $(607) and ($1,326), respectively	1,011	2,210
Comprehensive income	$1,719	$1,826

The following table shows comprehensive income (loss) for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended
(in thousands)	September 30,	September 30,
	2010	2009

Net income (loss)	$2,901	$(122,408)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of 0 and $513, respectively	-	(856)
Less: reclassification adjustment of credit portion included in net income, net of taxes of 0 and ($56), respectively	-	94
Net noncredit portion of other-than-temporary impairment losses	-	(762)
Recognized pension net periodic benefit cost, net of taxes of $(132) and $(192), respectively	225	309
Less reclassification adjustments for gains included in net income (loss), net of taxes of $592 and $1,170, respectively	(986)	(1,950)
Net change in fair value of securities available for sale, net of taxes of $(2,320) and ($1,000), respectively	3,866	1,667
Comprehensive income (loss)	$6,006	$(123,144)

Note H:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2010 was $21.136 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2010, the Company had $211 thousand of liabilities associated with standby letter of credit agreements.

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

The Company utilizes a third-party valuation service provider to value its available for sale investment securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, third party valuations are based on the characteristics of a security (such as maturity, durations and rating) and a comparison to similar or comparable securities. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

During the nine months ended September 30, 2010, one U.S. Government-sponsored enterprise mortgage-backed security was transferred into Level 2 from Level 1. This security was purchased on December 30, 2009, and the Company’s third-party valuation service provider used this trade in its determination of the fair market value of this security at December 31, 2009.  There was no change in fair value relating to this security that resulted in a realized gain or loss. This security’s fair value at September 30, 2010, which was determined using a Level 2 methodology, was $9.438 million compared to an amortized cost of $9.130 million, resulting in a net unrealized gain of $308 thousand.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$409	$0	$409	$0
Obligations of U.S. Government sponsored enterprises	52,452	0	52,452	0
Obligations of states and political subdivisions	2,692	0	2,692	0
Mortgage-backed securities	317,419	0	317,419	0
Available-for-sale securities	$372,972	$0	$372,972	$0

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$1,454	$0	$1,454	$0
Obligations of U.S. Government sponsored enterprises	36,101	0	36,101	0
Obligations of states and political subdivisions	14,681	0	14,681	0
Mortgage-backed securities	209,598	9,511	199,886	201
Available-for-sale securities	$261,834	$9,511	$252,122	$201

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

(In thousands)

January 1, 2010	$201
Total gains or losses (realized/unrealized)
Included in earnings	0
Included in other comprehensive income	0
Purchases, issuance, and settlements	0
Transfers out of Level 3 to Level 2	(201)
Transfers into Level 3	0
September 30, 2010	$0

In previous periods, the securities measured as Level 3 securities were valued using discounted cash flows because market data was not available.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

September 30, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$44,589	-	-	$44,589
Impaired Loans with partial charge off with no allowance remaining	$4,309	-	-	$4,309
Loans Held For Sale	$3,979	-	-	$3,979
Other Real Estate Owned	$81,446	-	-	$81,446

December 31, 2009
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$46,791	-	-	$46,791
Loans Held For Sale	$2,947	-	-	$2,947
Other Real Estate Owned	$52,185	-	-	$52,185

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

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. A provision is charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond the Company’s control, and future declines in the value of the real estate could result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2010 and December 31, 2009.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at September 30, 2010 and December 31, 2009, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of September 30, 2010 and December 31, 2009 are summarized below.

(in thousands)	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash, due from banks and federal funds sold	$37,390	$37,390	$37,287	$37,287
Interest-bearing deposits	173,078	173,078	22,389	22,389
Securities available for sale	372,972	372,972	261,834	261,834
Loans and leases, net	1,348,395	1,313,311	1,422,683	1,382,716
Financial liabilities:
Deposits	$1,859,396	$1,865,168	$1,653,435	$1,656,759
Short-term borrowings	20,000	20,057	20,000	20,356
FHLB advances and long-term debt	92,859	77,007	93,037	74,905

Certain financial instruments and all non-financial instruments are excluded from fair value disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note J: Subsequent Events

The Company’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.000 million is due on April 16, 2011.  The Company will, commencing on April 16, 2011, also begin making quarterly principal payments of $833,333, in addition to quarterly interest payments.  The interest rate until the 2011 principal reduction will be one-month LIBOR plus 4.50%.  After the $10.000 million principal reduction payment, the interest rate will be the prime rate as reported in The Wall Street Journal.  In order to make the April 2011 principal payments and satisfy its other obligations under this note, the Company must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2009 and September 30, 2010 and significant changes in operations for the three- and nine- month periods ended September 30, 2010 and 2009.

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

-
new or existing legislation or regulatory requirements, changes in regulatory requirements, including accounting standards, and our inability to meet those requirements, including capital requirements, and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition, and the way we do business with our customers and counterparties;

-	changes in monetary and fiscal policies of the U.S. government may adversely affect the business in which we are engaged;

-	the frequency and magnitude of foreclosure of our loans may increase;

-	the assumptions and estimates underlying the establishment of reserves for possible loan and lease losses, loan impairments and other estimates may be inaccurate;

-	competitive pressures among depository and other financial institutions may increase significantly;

-	prices, fair market values and sales values of residential and commercial real estate may decrease;

-
changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources and adversely affect the values of our assets and collateral and the liquidity of our collateral;

-	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions or financings or capital-raising transactions;

-
we may be unable to achieve anticipated results from mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions and integrating operations as part of these transaction; possible failures to achieve expected gain, revenue growth and/or expense savings from such transactions; and greater than expected deposit attrition, customer loss or revenue loss;

-	competitors may have greater financial resources and develop products that enable them to compete more successfully than we can compete;

-	adverse changes may occur in the capital markets;

-
possible negative effects from the sizable oil spill off the coast of Louisiana resulting from an off-shore drilling accident that occurred in late April 2010 and other environmental events such as hurricanes, windstorms and flooding; and

-
the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice and by those risks and uncertainties described under “Item 1A. Risk Factors” of this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2009 under “Special Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors,” and by those risks and uncertainties otherwise disclosed in our Securities and Exchange Commission (“SEC”) reports and filings. Such reports are available upon request from the Company, including through the Company’s website at http://www.banktrustonline.com under the “Investor Relations” tab. These reports are also available from the SEC, including through the SEC’s website at http://www.sec.gov.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level considered by Management to be adequate to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with GAAP and other regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense are based on periodic reviews of the portfolio, past loan and lease loss experience, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral and guarantors, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the present value of these loans’ and leases’ estimated cash flows discounted at each loan’s and lease’s effective interest rate, the fair value of the collateral, or the loan’s and lease’s observable market price. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

The Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. Management tested goodwill for impairment on an annual basis, or more often if events or circumstances indicated there may be impairment. Management engaged external valuation specialists to assist in its goodwill assessments. Because the market price of its stock was less than the book value of its stock and due to the Company’s results of operations, the Company tested its goodwill for impairment at June 30, 2009. As a result of this test, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value. Therefore, Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at June 30, 2009 indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill. This write off of goodwill had no effect on our cash flows, our regulatory capital, the operation of our business or our ability to service our customers.  At September 30, 2010 and December 31, 2009, the Company had no goodwill.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At September 30, 2010, the Company had net deferred tax assets of $7.542 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard as to whether some or all of its deferred tax assets will not be realized. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations in the period in which the allowance is established, which could have a material adverse effect on its earnings and capital position.

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

Financial Condition at September 30, 2010 and December 31, 2009

Overview

Total assets at September 30, 2010 were $2.157 billion, an increase of $210.266 million, or 10.8 percent, from $1.947 billion at December 31, 2009. The increase in total assets is due to the increase in deposits of $205.961 million which was used to fund an increase in interest-bearing deposits in other financial institutions (overnight funds) of $150.689 million and an increase in investment securities of $111.138 million since December 31, 2009. The increase in deposits at September 30, 2010 was not a result of our offering higher than market rates or a result of increasing our brokered deposits, but was a result of the stabilization and growth of our deposit base, which has been helped by increased FDIC insurance coverage. While all deposit categories experienced growth, the time deposit categories had the greatest dollar amount increase.

Our net interest margin for the third quarter of 2010 was 3.21 percent compared to 2.92 percent for the same period last year and to 3.34 percent in the second quarter of 2010. While we were able to increase our net interest margin each quarter from June 2009 to March 2010, our net interest margin decreased slightly in the second and third quarters of 2010 as we increased our liquidity due to continued economic uncertainty generally and in our markets. We estimate that our high level of non-performing assets resulted in our quarterly net interest margin being approximately 42 basis points lower than it would have been if these assets had been earning interest.

We continue to experience the adverse effects of a severe downturn in the real estate markets in which we operate, primarily in our coastal markets of northwest Florida, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, a reduction in the value of real estate serving as collateral for some of our loans, and a decrease in values of foreclosed real estate.  Loan demand in our Florida markets has remained weak. Our loans in central Alabama have decreased slightly due to lower demand.  Management is committed to reducing future losses in the loan portfolio.

Recent Legislation

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

●	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

●
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

●
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank's Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

●	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

●
Require bank holding companies to be well-capitalized and well-managed to become a financial holding company and require bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

●	Grant the Federal Reserve the power to regulate debit card interchange fees;

●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

●
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

●	Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry as a whole. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require us to seek other sources of capital in the future. For institutions such as BancTrust with assets less than $15 billion, currently outstanding trust preferred securities will continue to be included in Tier 1 capital indefinitely under the Dodd-Frank Act, but new trust preferred securities would be excluded from Tier 1 capital.

Loans

Total loans and leases and loans held for sale, net of unearned loan income and deferred loan fees, decreased from $1.469 billion at December 31, 2009 to $1.396 billion at September 30, 2010, a decrease of $72.767 million, or 5.0 percent.  The decrease in loans is attributable to the transfer of loans to other real estate owned, loan charge-offs, and diminished loan demand in our Gulf Coast markets. Although we continue to make new loans in the markets we serve, we expect total loans to continue to decrease in part due to anticipated foreclosures on non-performing loans which will result in the transfer of these loans to other real estate and also due to our cautious lending stance in our Gulf Coast markets. The foreclosure process will allow us to more readily market and dispose of non-performing assets. We plan to emphasize credit quality rather than loan growth in these markets until we see economic stabilization and stabilization of real estate values on the Gulf Coast.  In addition, we remain aggressive in moving non-performing loans through the problem loan resolution process in order to reduce potential losses.

The following table shows the breakdown of loans, leases, and loans held for sale at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
(In thousands)
Commercial, Financial and Agricultural	$304,809	$318,829
Real Estate – Construction	343,618	384,008
Real Estate – Mortgage	681,082	688,859
Installment	67,316	78,799
Total Loans, Leases and Loans Held for Sale	1,396,825	1,470,495
Unearned Discount on Leases	(2,303)	(3,229)
Unearned Loan Income and Deferred Loan Cost, Net	1,299	1,322
Total Loans, Leases, and Loans Held for Sale, Net of Unearned Income and Deferred Loan Costs	$1,395,821	$1,468,588

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizeable oil spill developed in the Gulf. The well causing the oil spill was reported to be completely sealed in September 2010. While oil and tar balls from the spill have intermittently reached the waters and beaches in the Company’s coastal markets in Alabama and Florida, beach cleanup has been rapid and fairly efficient.

 Shortly after the accident, we undertook an assessment of the Company’s loan portfolio in our coastal markets to determine the portion of our loan portfolio that is exposed to industries that we anticipate may be directly affected by the oil spill.  We identified commercial and charter fishing, tourism and oil and gas as industries in our portfolio most susceptible to adverse effects from the oil spill. We have experienced no significant near term negative impact on loan quality from the recent oil spill, although a total of $1.07 million in performing loans have been recommended for downgrading for reasons that appear to be directly related to the spill. The level of loan delinquency as a percentage of total loans has remained constant over the period of time covered by the spill, decreasing from 1.40 percent at March 31, 2010 to 1.19 percent at June 30, 2010 and 1.16 percent at September 30, 2010. Real estate activity levels in our coastal markets appear to be improving since the leaking well was capped. Although we have seen negative effects from the oil spill on the tourism, recreation, and commercial fishing industries in our coastal Florida and Alabama markets, we are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results of operations.  We may also see real estate values in our coastal markets suffer as a result of the oil spill. We expect the responsible parties, through the payment of damage claims, to mitigate the negative effects on some parties directly affected. We will continue to monitor and take appropriate steps to respond to the situation.

Loan Portfolio Development

Total loans and leases at September 30, 2010 were down $73.670 million from December 31, 2009.  Most of the decrease was within the construction, land, and land development portfolio.  Economic conditions have diminished loan demand in 2010.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at September 30, 2010 and at the end of the four prior quarters.

	2010			2009
	September 30	June 30	March 31	December 31	September 30
	(Dollars in thousands)
Commercial and industrial	$281,187	$283,383	$282,656	$292,125	$290,131
Commercial real estate:
Residential construction	22,286	21,747	24,285	19,825	23,408
Commercial construction, land and land development	321,332	332,045	353,059	364,183	371,965
Other commercial real estate	414,680	419,793	420,149	417,892	431,195
Total commercial real estate	758,298	773,585	797,493	801,900	826,568
Agricultural	2,528	2,130	1,980	1,152	2,324
Residential mortgage	266,402	271,792	272,334	270,967	266,420
Consumer	57,626	60,933	62,483	66,794	72,642
Equipment leases	21,094	22,608	24,090	25,552	28,213
Other	9,690	8,499	9,718	12,005	12,186
Total	$1,396,825	$1,422,930	$1,450,754	$1,470,495	$1,498,484

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses” below. The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial and industrial	$208,515	$60,219	$12,453	$281,187
Commercial real estate:
Residential construction	8,938	7,146	6,202	22,286
Commercial construction, land and land development	127,022	67,645	126,665	321,332
Other commercial real estate	184,517	172,983	57,180	414,680
Total commercial real estate	320,477	247,774	190,047	758,298
Agricultural	568	1,960	0	2,528
Residential mortgage	116,425	98,119	51,858	266,402
Consumer	28,844	27,447	1,335	57,626
Equipment leases	0	21,094	0	21,094
Other	248	9,442	0	9,690
Total	$675,077	$466,055	$255,693	$1,396,825
Percent of total	48%	34%	18%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial and industrial	$210,563	$57,010	$24,552	$292,125
Commercial real estate:
Residential construction	7,831	4,408	7,586	19,825
Commercial construction, land and land development	128,003	81,642	154,538	364,183
Other commercial real estate	172,598	191,214	54,080	417,892
Total commercial real estate	308,432	277,264	216,204	801,900
Agricultural	238	914	0	1,152
Residential mortgage	121,408	103,000	46,559	270,967
Consumer	32,578	32,489	1,727	66,794
Equipment leases	0	25,552	0	25,552
Other	2,524	9,481	0	12,005
Total	$675,743	$505,710	$289,042	$1,470,495
Percent of total	46%	34%	20%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans decreased $10.938 million, or 3.7 percent, from December 31, 2009, to September 30, 2010, as a result of economic and portfolio conditions discussed above. This decrease in C and I loans occurred primarily in our Northwest Florida market.

Our C and I loan portfolio at September 30, 2010 was diversified over a range of industries, including manufacturing (12.9 percent), construction (11.1 percent), real estate (9.3 percent), retail trade (8.8 percent), finance and insurance (7.0 percent), health care (5.1 percent) and agriculture (4.0 percent).  Approximately 74.2 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

At September 30, 2010, approximately 54.3 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during 2009 and 2010.  Management expects that the current economic conditions will continue to limit this type of lending in the forseeable future.

The following table shows the composition of our real estate – construction portfolio at September 30, 2010, by geographic region in which the loans are serviced.

	September 30, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$30,187	$1,882	$0	$32,069
Residential	8,938	7,146	6,202	22,286
Land development	38,028	41,092	69,330	148,450
Land	58,540	23,090	56,853	138,483
Other	267	1,581	482	2,330
Total	$135,960	$74,791	$132,867	$343,618
Percent of total	39%	22%	39%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Construction, land and land development loans in the Central Alabama region decreased in the first nine months of 2010 due to the reclassification of non-performing loans to other real estate. There was a decrease in the Northwest Florida region over the same time primarily due to the foreclosure and charge-off process. Loans in this category in the Southern Alabama region remained at a consistent level as compared to December 31, 2009.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.

At September 30, 2010, residential mortgage loans comprised 19% of the total loan portfolio and contributed approximately 15% of non-performing assets.  Delinquency rates for this loan category have been similar to the delinquency rates for the total loan portfolio.

Investment Securities

At September 30, 2010, the composition of the investment portfolio by carrying amount was 0.11 percent U.S. Treasuries, 14.06 percent securities of U.S. government-sponsored enterprises, 0.72 percent securities of state and political subdivisions, and 85.11 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 98.8 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at September 30, 2010 and December 31, 2009, was 3.24 percent and 3.64 percent, respectively. The average maturity of the portfolio at September 30, 2010 and December 31, 2009, was 4.84 years and 4.08 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized gain on securities available-for-sale increased by $4.608 million from December 31, 2009 to September 30, 2010, in spite of our sale of investment securities which resulted in a realized gain of $1.578 million.

The Company recorded impairment charges related to potential credit loss of $150 thousand in the third quarter of 2009 and $250 thousand in the fourth quarter of 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.697 million and an unrealized loss of $809 thousand at September 30, 2010. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of September 30, 2010 with the other-than-temporary impairment charges the Company took in the third and fourth quarters of 2009. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits increased from $1.653 billion at December 31, 2009 to $1.859 billion at September 30, 2010, an increase of $205.961 million, or 12.5 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $120.882 million, or 9.9 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped expand our deposit base. The recently-enacted Dodd-Frank Act has made the increase in deposit insurance from $100,000 to $250,000 permanent and extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2010 we will continue to evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At September 30, 2010, we had $31.720 million in brokered time deposits and $39.683 million of CDARS brokered time deposits, compared to $31.663 million and $46.595 million, respectively, at December 31, 2009. Brokered deposits, including CDARS deposits, accounted for 3.84 percent of total deposits at September 30, 2010 compared to 4.73 percent at December 31, 2009. We also had FHLB advances of $57.980 million at September 30, 2010 compared to $58.164 million at December 31, 2009.

The table below shows the breakdown of deposits at September 30, 2010 and December 31, 2009.

(In thousands)	September 30, 2010	December 31, 2009
Non-Interest-Bearing Demand Deposits	$240,603	$212,361
Interest-Bearing Demand Deposits	507,259	485,556
Savings Deposits	136,630	125,749
Large Denomination Time Deposits (of $100 or more)	518,022	432,943
Other Time Deposits	456,882	396,826
Total Deposits	$1,859,396	$1,653,435

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of September 30, 2010, our debt consisted of advances from the FHLB of $57.980 million, a note payable to an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $858 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2009. During the first nine months of 2010, $25.000 million of our FHLB advances matured, and we replaced the maturing advances with $25.000 million of new 2 year advances. The weighted average rate on the maturing advances was 3.47 percent, and the weighted average rate on the new advances is 1.12 percent.

BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.000 million is due on April 16, 2011.  BancTrust will, commencing on April 16, 2011, also begin making quarterly principal payments of $833,333, in addition to quarterly interest payments.  In order to make the April 2011 principal payments and satisfy its other obligations under this note, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable. Further discussion of the terms of the note renewal is included under the heading “Liquidity.”

Asset Quality

Non-performing assets include accruing loans and leases 90 days or more past due, restructured loans on non-accrual, loans and leases on non-accrual, and other real estate owned.  Commercial, business and installment loans and leases are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful, or (ii) the time at which such loans or leases become 90 days past due, unless collateral or other circumstances reasonably assure full collection of principal and interest.

Non-performing assets were $184.857 million at September 30, 2010 compared to $167.022 million at year-end 2009. Restructured loans on non-accrual at September 30, 2010 were $3.038 million compared to none at December 31, 2009. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2010, the allowance for loan and lease losses allocated to restructured loans on non-accrual totaled $281 thousand. Loans on non-accrual and restructured loans on non-accrual decreased to $102.874 million at September 30, 2010 from $114.837 million at December 31, 2009, primarily a result of our foreclosing on the underlying collateral and moving the loans to other real estate owned. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans increased to 3.40% at September 30, 2010 from 3.13% at December 31, 2009.

Total non-performing assets as a percentage of loans and other real estate owned at September 30, 2010 was 12.5 percent compared to 11.0 percent at year-end 2009.

The following table is a summary of non-performing assets at September 30, 2010 and December 31, 2009.

(Dollars in Thousands)
	September 30, 2010	December 31, 2009
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$537	$-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	537	-
Restructured loans on non-accrual
Construction, land development and other land loans	2,596	-
1-4 family residential loans	435	-
Consumer loans	7	-
Total restructured loans	3,038	-
Loans on non-accrual
Construction, land development and other land loans	69,930	79,820
1-4 family residential loans	16,379	16,378
Multifamily residential loans	1,780	754
Non-farm non-residential property loans	7,900	11,447
Commercial and industrial loans and leases	2,985	5,685
Consumer loans	575	686
Other loans	287	67
Total loans and leases on non-accrual	99,836	114,837
Total non-performing loans and leases	103,411	114,837
Other real estate owned
Construction, land development and other land	71,187	46,575
1-4 family residential properties	3,743	2,634
Multifamily residential	3,767	-
Non-farm non-residential properties	2,749	2,976
Total other real estate owned	81,446	52,185
Total non-performing assets	$184,857	$167,022

Accruing loans 90 days or more past due as a percentage of loans and leases	0.04%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	7.41%	7.82%
Total non-performing assets as a percentage of loans, leases and other real estate owned	12.51%	10.98%

The following tables contain a summary by location of non-performing assets at September 30, 2010 and December 31, 2009.

September 30, 2010
(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Accruing loans 90 days or more past due	$537	$0	$0	$0	$537
Restructured loans on non-accrual	4	3	3,031	0	3,038
Non-accrual loans and leases	18,508	12,441	68,730	157	99,836
Other real estate owned	17,434	2,769	50,760	10,483	81,446
Total	$36,483	$15,213	$122,521	$10,640	$184,857

December 31, 2009
(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Non-accrual loans and leases	$25,827	$4,731	$81,951	$2,328	$114,837
Other real estate owned	6,152	2,487	32,879	10,667	52,185
Total	$31,979	$7,218	$114,830	$12,995	$167,022

Non-performing loans in the Southern Alabama region increased in the first nine months of 2010 primarily as a result of three large credits in the Mobile and Baldwin County areas being placed on non-accrual.

Not included in the non-performing assets tables are potential problem loans totaling $99.994 million at September 30, 2010, with a related allowance of $10.337 million. This compares with potential problem loans of $59.166 million at December 31, 2009, with a related allowance of $6.165 million. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan and lease losses and are closely and regularly monitored to protect the Company’s interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

Also not included in the non-performing assets tables are restructured loans that are performing loans and, therefore, accruing interest. The amount of restructured performing loans at September 30, 2010 totaled $3.466 million as compared to $10.618 million at December 31, 2009. The decrease in restructured performing loans during the first nine months of 2010 is attributable to loans being placed on non-accrual status, charge-offs, and loans paid in full.

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

The recorded allowance is comprised of amounts needed to offset losses on criticized loans and amounts which we estimate are needed to cover historical losses on homogeneous groups of loans not subject to criticism.  Historical loss factors are modified based on general economic conditions and other environmental risk factors.

Loans subject to criticism through the Company’s risk grading process totaled $249.797 million at September 30, 2010, representing 17.9 percent of total loans and a decrease of $4.958 million from December 31, 2009.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

Management classifies certain loans as criticized loans.  Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors that, in Management’s opinion, raise doubt as to the borrower’s willingness and/or ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides an update on information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral.  Real estate collateral is valued primarily based on outside appraisals, although some real estate collateral is valued based on an internal evaluation.  Real estate collateral values are updated periodically.

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $5.460 million during the first nine months of 2010, which represented 64.9 percent of total charge-offs for the period.
In order to monitor the movement in collateral values for real properties in the Northwest Florida region, Management undertook a study in April 2009 to evaluate to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management was able to discount prior appraisals in order to estimate current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation. This study was updated during the second quarter of 2010, and further adjustments to collateral values were made at that time. Likewise, in order to more closely monitor declines in real estate values in other geographic areas, Management engaged outside consultants to estimate average deterioration in real estate values on the Alabama Gulf Coast, and certain geographic areas in Central Alabama.

The majority of criticized loans in the Central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The primary criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas, which also saw significant declines in real estate values.  From the deterioration analysis described above, Management was able to discount prior appraisals to estimate current property values.  This analysis is being used by Management in determining loss reserve allocations for these specific loans.

The following tables show the composition of criticized loans at September 30, 2010 and December 31, 2009, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 56.8% of the total criticized loans.  Approximately 55.3% of criticized loans are serviced by Florida, with 68.8% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	September 30, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$18,891	$3,290	$3,764	$25,945
Commercial real estate:
Residential construction	851	370	1,173	2,394
Commercial construction, land and land development	29,802	17,020	95,147	141,969
Other commercial real estate	10,849	10,715	16,857	38,421
Total commercial real estate	41,502	28,105	113,177	182,784
Agricultural	96	0	0	96
Residential mortgage	8,486	9,611	21,079	39,176
Consumer	771	825	200	1,796
Equipment leases	0	0	0	0
Total	$69,746	$41,831	$138,220	$249,797
Percent of total	28%	17%	55%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$22,623	$3,538	$3,535	$29,696
Commercial real estate:
Residential construction	700	386	865	1,951
Commercial construction, land and land development	26,686	26,857	97,920	151,463
Other commercial real estate	4,982	16,438	11,317	32,737
Total commercial real estate	32,368	43,681	110,102	186,151
Agricultural	67	190	0	257
Residential mortgage	6,874	11,678	17,577	36,129
Consumer	856	1,327	94	2,277
Equipment leases	0	245	0	245
Total	$62,788	$60,659	$131,308	$254,755
Percent of total	25%	24%	51%	100%

Criticized C and I loans decreased in the Southern Alabama market during the first nine months of 2010 primarily due to the upgrade of a significant relationship based on improved performance and financial condition.  Criticized loans decreased in the Central Alabama market during this period primarily as a result of the foreclosure process.  Criticized commercial real estate loans in the Southern Alabama market increased during the first nine months in 2010 primarily as a result of downgrades of five significant relationships.  Criticized commercial real estate and residential mortgage loans in the Northwest Florida market increased during this time period primarily as a result of downgrades of three significant relationships.

The following table shows the composition of the criticized construction, land, and land development loans at September 30, 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and they are primarily land and land development loans.

	September 30, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$0	$1,475
Residential	851	370	1,173	2,394
Land development	14,063	14,742	58,416	87,221
Land	14,264	2,278	36,731	53,273
Other	0	0	0	0
Total	$30,653	$17,390	$96,320	$144,363
Percent of total	21%	12%	67%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$2,746	$437	$3,183
Residential	700	386	865	1,951
Land development	11,321	21,391	65,624	98,336
Land	15,365	2,042	31,743	49,150
Other	0	678	116	794
Total	$27,386	$27,243	$98,785	$153,414
Percent of total	18%	18%	64%	100%

There was a decline in total criticized construction, land, and land development loans from December 31, 2009 to September 30, 2010. There was a significant decline in criticized construction, land, and land development loans in the Central Alabama market due to the problem loan resolution process.

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

  The allowance for loan and lease losses represented 45.86 percent of non-performing loans and leases at September 30, 2010 and 39.97 percent of non-performing loans and leases at December 31, 2009. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.40 percent at September 30, 2010 and 3.13 percent at December 31, 2009. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at September 30, 2010 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various loan categories in our loan portfolio and discusses management of risk in these categories.

Commercial and Industrial loans include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $10.938 million, or 3.7 percent, from December 31, 2009 to September 30, 2010, primarily as a result of paydowns.

Commercial Real Estate loans include residential construction loans, commercial construction, land and land development loans, and other commercial real estate loans.

Residential construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and the builder is engaged independently by the borrower.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed single family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are both pre-sold and those that are built on a speculative basis, although speculative lending in this area has been strictly limited and controlled over the past two to three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $2.461 million, or 12.4 percent, from December 31, 2009 to September 30, 2010, primarily as a result of increased loans to builders in the Central and Southern Alabama areas to construct speculative and pre-sold single family entry-level residential homes.

Commercial construction loans include the development of residential housing and condominium projects, loans for the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $42.851 million, or 11.8 percent, from December 31, 2009 to September 30, 2010, primarily as a result of chargeoffs, foreclosures, and paydowns.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $3.212 million, or 0.8 percent, from December 31, 2009 to September 30, 2010, primarily as a result of foreclosures and paydowns.

Risk is minimized in this portfolio by requiring a review of the borrower’s financial data and verification of the borrower’s income prior to making a commitment to fund the loan.  Personal guaranties are obtained for substantially all construction loans to builders.  Personal financial statements of guarantors are obtained as part of the loan underwriting process.  For construction loans, regular site inspections are performed upon completion of each construction phase, prior to advancing additional funds for additional phases.  Commercial construction and commercial real estate loans have been curtailed over the past two years due to the downturn in the real estate market.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data, cash flow to service the debt, and obtaining personal guaranties of principals of the borrower.  This type of lending represents a minimal amount of the total loan portfolio.    The portfolio of agricultural loans increased $1.376 million, or 119.4 percent, from December 30, 2009 to September 30, 2010, as a result of new lending activity in Central Alabama.

Residential mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  The majority of residential mortgage loans originated with terms to maturity of 15 years or greater are sold in the secondary market.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet both existing financial obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $4.565 million, or 1.7 percent, from December 31, 2009 to September 30, 2010, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $9.169 million, or 13.7 percent, from December 31, 2009 to September 30, 2010, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2009.

Equipment leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases are paying down at an average rate of 6 percent per quarter in 2010.  Management does not believe this portfolio represents a significant credit risk.

Other loans comprise primarily loans to municipalities to fund operating expenses due to timing differences and capital projects.  The portfolio of other loans decreased $2.315 million, or 19.3 percent, from December 31, 2009 to September 30, 2010, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by breaking down the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at September 30, 2010 and December 31, 2009 for each specific category.  Commercial real estate continued to be our largest loan category at September 30, 2010, comprising 54.3% of total loans.  Commercial real estate also represented the majority of non-performing loans at 80.1%, with approximately 67.1% of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in our Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	September 30, 2010		December 31, 2009
	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.7%	2.1%	0.7%
Churches	1.2%	0.0%	1.3%	0.0%
Hotels	2.3%	0.0%	2.4%	0.0%
Office buildings	6.7%	3.7%	7.4%	2.6%
Shopping centers	3.1%	2.0%	2.2%	1.8%
Warehouses	3.3%	1.1%	2.8%	1.0%
Convenience stores	2.1%	0.0%	1.7%	0.1%
Healthcare	1.4%	0.0%	1.3%	0.0%
Commercial development	2.4%	1.4%	2.2%	5.5%
Other owner-occupied commercial real estate	3.3%	0.4%	2.8%	0.6%
Other commercial real estate	3.2%	0.5%	3.4%	0.8%
Total Investment Property	31.1%	10.8%	29.6%	13.1%

1-4 family construction	1.6%	2.0%	1.3%	1.4%
Total 1-4 Family Properties	1.6%	2.0%	1.3%	1.4%

Land acquisition & development	10.7%	40.7%	11.9%	46.2%
Vacant land/non-development	7.4%	19.2%	8.1%	14.1%
Vacant land/future development	2.3%	7.2%	2.7%	5.2%
Farmland & timberland	1.2%	0.2%	0.9%	0.0%
Total Land Portfolio	21.6%	67.3%	23.6%	65.5%

Total Commercial Real Estate	54.3%	80.1%	54.5%	80.0%

Commercial & Industrial Portfolio	20.1%	2.9%	20.0%	5.0%
Total Commercial and Industrial Loans	20.1%	2.9%	20.0%	5.0%

Home equity	3.6%	0.6%	3.6%	0.3%
Residential mortgages	15.5%	15.7%	14.9%	14.0%
Consumer loans	4.1%	0.6%	4.5%	0.6%
Total Retail	23.2%	16.9%	23.0%	14.9%

Agricultural loans	0.2%	0.1%	0.1%	0.1%
Other loans	0.7%	0.0%	0.8%	0.0%
Total Lease Financing	1.5%	0.0%	1.6%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Capital Resources

Our shareholders’ equity as a percentage of total assets at September 30, 2010 was 7.79 percent, compared to 8.41 percent at December 31, 2009. This decrease resulted primarily from the increase in total assets in the first nine months of 2010.

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

Our Tier 1 capital was $196.879 million at September 30, 2010 and $192.088 million at December 31, 2009.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $19.817 million at September 30, 2010 and $20.601 million at December 31, 2009.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $216.696 million at September 30, 2010, and $212.689 million at December 31, 2009.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 12.61 percent and 13.88 percent, respectively, at September 30, 2010, and 11.81 percent and 13.08 percent, respectively, at December 31, 2009.  Both the September 30, 2010 and December 31, 2009 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At September 30, 2010 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At September 30, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.27%, a Tier 1 Capital to risk-weighted assets ratio of 13.81% and a total capital to risk-weighted assets ratio of 15.08%. The decrease in the Bank’s liquidity ratio from 10.40% at June 30, 2010 to 10.27% was due to the increase in the Bank’s assets.

The components of the Company’s risk-based capital calculations at September 30, 2010 are shown below:

September 30, 2010
(Dollars in Thousands)
Tier 1 capital-
Preferred stock	$47,999
Tangible common shareholders' equity	115,880
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	196,879

Tier 2 capital-Allowable portion of the allowance for loan losses	19,817
Total capital (Tiers 1 and 2)	$216,696

Risk-weighted assets	$1,560,998
Quarterly average assets	2,085,433
Risk-based capital ratios:
Tier 1 capital ratio	12.61%
Total capital ratio (Tiers 1 and 2)	13.88%

The Company did not declare a dividend on its common stock for the third quarter of 2010. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of, among other things, its debt obligation, the current economic conditions, its level of non-performing assets and its net loss for the year ended December 31, 2009.  On November 10, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.  Pursuant to the SEDA, YA Global has agreed to purchase up to $15.000 million of newly issued common stock of the Company in increments of not more than $250.000 thousand weekly if notified to do so by the Company in accordance with the terms and conditions of the SEDA. The SEDA includes the following provisions regarding the sale of our common shares to YA Global:

●	We may not sell, in the aggregate, more than 19.9% of the total outstanding shares of the Company’s Common Stock at the date of the SEDA.

●	YA Global may not hold more than 4.9% of the Company’s total shares outstanding at any time.

●	Each advance must be preceded by at least 5 trading days since the previous advance.

●	YA Global will pay 96.0% of the market price, as defined in the SEDA, for our common stock purchased under the SEDA.

●	We may not require YA Global to purchase our common stock when BancTrust is in possession of material nonpublic information.

Unless terminated earlier, the SEDA will terminate automatically on the earlier of November 10, 2012 or the date on which the aggregate purchases by YA Global under the SEDA total $15 million.

  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock and before making distributions on our trust preferred securities. Also, participation in the Troubled Asset Relief Program Capital Purchase Program limits our ability to increase our quarterly dividend on common stock above $0.13 per share.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $407.266 million at September 30, 2010, up from $150.089 million at December 31, 2009. This increase in liquid assets is primarily due to the increase in total deposits at September 30, 2010 from December 31, 2009 of $205.961 million. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 18.88 percent of total assets at September 30, 2010 compared to 7.71 percent at December 31, 2009.  The net change in cash and cash equivalents for the nine-month period ended September 30, 2010 was an increase of $103 thousand, or 0.3 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $53.922 million at September 30, 2010, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2010.

BancTrust’s liquidity, on an unconsolidated basis at the holding company level, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay a dividend in the amount of $2.000 million to BancTrust in each of the first and the second quarter of 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury. The Bank has requested and received approval to pay a $2.000 million dividend to the holding company in the fourth quarter of 2010. The Bank did not request permission to pay a dividend in the third quarter of 2010. We did request and receive permission to pay a third quarter dividend on our preferred stock. Management plans to request approval for additional Bank and holding company dividends as needed. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its regular ongoing commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part.

Additionally, BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.000 million is due on April 16, 2011.  BancTrust will, commencing on April 16, 2011, also begin making quarterly principal payments of $833,333, in addition to quarterly interest payments.  The interest rate until the 2011 principal reduction will be one-month LIBOR plus 4.50%.  After the $10.000 million principal reduction payment, the interest rate will be the prime rate as reported in The Wall Street Journal.  In order to make the April 2011 principal payments and satisfy its other obligations under this note, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

At our May 2010 annual meeting of shareholders, the shareholders approved an amendment to our articles of incorporation to increase the number of authorized common shares from 50 million shares to 100 million shares. Our board of directors proposed this amendment to provide the Company with flexibility as it pursues various capital raising alternatives. We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we may seek a modification of the note if the capital markets are not receptive to, or other circumstances prevent, such an offering by April 2011. We may also pursue a new loan, the proceeds of which would be used to repay the FDIC as receiver for Silverton Bank; however, we believe obtaining such a loan in the near term on acceptable terms is unlikely based on current banking industry and economic conditions and our recent financial performance.   Management will continue to analyze its options for repayment, renewal, extension or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net Income

The Company recorded net income to common shareholders of $43 thousand, or $0.00 per basic and diluted common share, during the third quarter of 2010, compared to net income to common shareholders in the third quarter of 2009 of $30 thousand, or $0.00 per basic and diluted common share. Net income before the preferred stock dividend was $807 thousand in the third quarter of 2010 compared to net income before the preferred dividend of $786 thousand in the third quarter of 2009.

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

Quarterly average interest-earning assets increased to $1.882 billion for the third quarter of 2010 from $1.865 billion in the third quarter of 2009, an increase of $16.365 million, or 0.9 percent. Our quarterly net interest margin was 3.21 percent for the third quarter of 2010 compared to 2.92 percent for the third quarter of 2009 and 3.34 percent for the second quarter of 2010. Net interest revenue increased by $1.644 million, or 12.1 percent, from the third quarter of 2009 to the third quarter of 2010. The increase in our net interest revenue and the increase in our net interest margin were due primarily to our efforts to reduce the cost of our interest-bearing liabilities combined with an increase in the yield of our loan portfolio. The increase in the yield of our loan portfolio was a result of the Company negotiating higher rates or floors on renewing loans. We estimate that non-performing assets resulted in our net interest margin being approximately 42 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the quarters ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in Thousands)
Interest earning assets:
Taxable securities	$344,363	3.28%	$2,845	$247,536	3.71%	$2,316
Non-taxable securities	3,171	4.63	37	23,026	4.29	249
Total securities	347,534	3.29	2,882	270,562	3.76	2,565
Loans and leases(1)	1,408,494	5.11	18,155	1,491,762	4.98	18,723
Federal funds sold	0	0.00	0	0	0.00	0
Interest-bearing deposits	125,599	0.23	74	102,938	0.43	111
Total interest-earning assets	1,881,627	4.45	21,111	1,865,262	4.55	21,399

Non-interest-earning assets
Cash and due from banks	34,986			35,552
Premises and equipment, net	77,137			81,044
Other real estate owned, net	76,050			55,331
Other assets	65,667			53,081
Intangible assets, net	5,442			7,799
Allowance for loan losses	(50,350)			(48,523)
Total Assets	$2,090,559			$2,049,546

Interest-bearing liabilities:
Interest-bearing demand deposits	$491,930	0.51%	$636	$500,937	0.59%	$750
Savings deposits	134,245	0.68	229	126,276	0.82	261
Time deposits	939,795	1.78	4,228	911,357	2.54	5,844
Short-term borrowings	20,000	5.36	270	20,000	5.10	257
FHLB advances and long-term debt	92,916	2.23	522	93,163	3.00	705
Total interest-bearing liabilities	1,678,886	1.39	5,885	1,651,733	1.88	7,817
Non-interest-bearing liabilities
Non-interest bearing demand deposits	226,273			214,053
Other liabilities	16,994			20,392
	243,267			234,445

Common shareholders equity	120,498			116,001
Preferred stock	47,908			47,367
Shareholders’ equity	168,406			163,368
Total	$2,090,559			$2,049,546
Net Interest Revenue		3.06%	$15,226		2.67%	$13,582
Net yield on interest- earning assets		3.21%			2.89%
Tax equivalent adjustment		0.00			0.03
Net yield on interest- earning assets (tax equivalent)		3.21%			2.92%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the third quarter of 2010 were $4.877 million compared to $2.830 million in the same period in 2009. The provision for loan and lease losses was $3.400 million in the third quarter of 2010, compared to $1.725 million for the comparable period in 2009. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.40 percent at September 30, 2010 and 3.13 percent at December 31, 2009. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $4.730 million for the third quarter of 2010, a decrease of $989 thousand from the third quarter of 2009. Net securities gains decreased $536 thousand in the third quarter of 2010 compared to the same period in 2009. We sold investment securities in part to restructure our portfolio into securities issued by U.S. Government Agencies with lower risk weightings for capital adequacy purposes and to lengthen the average life of the portfolio.  Service charges on deposit accounts decreased $603 thousand, or 25.3 percent, from $2.379 million for the third quarter of 2009 to $1.776 million for the same period in 2010. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the third quarter of 2010 was $952 thousand compared to $866 thousand for the same period in 2009. Trust assets increased from $790.369 million at September 30, 2009 to $829.812 million at September 30, 2010. The increase in trust assets is a result of the increase in the stock market in 2010 compared to 2009 and to new trust department customers.

Salary and employee benefit expense in the third quarter of 2010 was $6.879 million, a decrease of $36 thousand from the third quarter of 2009. Full time equivalent employees decreased from 588 at September 30, 2009 to 547 at September 30, 2010.  A decrease in salary expense paid to employees was offset by lower compensation expense deferral related to decreased loan origination. The decrease in full time equivalent employees is a result of efficiencies created by the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $1.508 million in the third quarter of 2010, a decrease of $121 thousand, or 7.4 percent, from the same period in 2009, primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods. Furniture and equipment expense decreased by $117 thousand, or 10.4 percent. The Company operates in 50 branches and two operations centers, one in Mobile and the other in Selma, Alabama.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned decreased to $437 thousand in the third quarter of 2010, compared to $663 thousand in the third quarter of 2009. Other real estate owned carrying cost decreased $223 thousand from $685 thousand in the third quarter of 2009 to $462 thousand in the third quarter of 2010. These carrying costs were higher in 2009, because the Company brought past-due property taxes current following foreclosures in 2009. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $1.070 million for the quarter ended September 30, 2010, compared to $778 thousand for the same period in 2009, reflecting an ongoing increase in the FDIC insurance rates in 2010 and higher levels of deposits in 2010.

Other expense was $2.293 million for the quarter ended September 30, 2010, a decrease of $554 thousand from the third quarter of 2009. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $398 thousand for the third quarter of 2010, compared to income tax expense of $79 thousand for the same period in 2009, reflecting an increase in taxable income. Our effective rate for the quarter ended September 30, 2010 was 33.0 percent, compared to 9.13 percent for the same period last year.

Nine Months Ended September 30, 2010 and 2009

Net Income

The Company recorded net income to common shareholders of $635 thousand, or $0.04 per basic and diluted common share, during the first nine months of 2010, compared to a net loss to common shareholders in the first nine months of 2009 of $124.670 million, or $7.08 per basic and diluted common share. Net income before the preferred stock dividend was $2.901 million for the first nine months of 2010.

Net Interest Income

Average interest-earning assets decreased to $1.836 billion for the first nine months of 2010 from $1.868 billion in the first nine months of 2009, a decrease of $32.057 million, or 1.7 percent. Our net interest margin increased to 3.32 percent for the first nine months of 2010 compared to 2.80 percent for the first nine months of 2009. Net interest revenue increased by $6.689 million, or 17.3 percent, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The increase in our net interest revenue and the increase in our net interest margin were due primarily to our efforts to reduce the cost of our interest-bearing liabilities, primarily time deposits, combined with an increase in the yield of our loan portfolio. The increase in the yield of our loan portfolio was a result of the Company negotiating higher rates or floors on renewing loans. We estimate that non-performing assets resulted in our net interest margin being approximately 50 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets would have the effect of decreasing our margins.

The table below presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the nine-months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in Thousands)
Interest earning assets:
Taxable securities	$303,832	3.41%	$7,746	$212,554	4.19%	$6,658
Non-taxable securities	5,431	4.70	191	26,674	4.31	860
Total securities	309,263	3.43	7,937	239,228	4.20	7,518
Loans and leases(1)	1,433,755	5.14	55,076	1,516,612	4.99	56,629
Federal funds sold	0	0.00	0	0	0.00	0
Interest-bearing deposits	92,594	0.22	150	111,829	0.27	229
Total interest-earning assets	1,835,612	4.60	63,163	1,867,669	4.61	64,376

Non-interest-earning assets
Cash and due from banks	35,153			37,346
Premises and equipment, net	77,864			82,059
Other real estate owned, net	66,871			52,258
Other assets	64,395			44,641
Intangible assets, net	6,002			72,762
Allowance for loan losses	(48,891)			(39,601)
Total Assets	$2,037,006			$2,117,134

Interest-bearing liabilities:
Interest-bearing demand deposits	$492,023	0.52%	$1,900	$500,492	0.66%	$2,454
Savings deposits	130,301	0.67	656	117,352	0.83	727
Time deposits	897,591	1.88	12,632	909,799	2.84	19,293
Short-term borrowings	20,000	5.14	769	20,006	5.09	761
FHLB advances and long-term debt	92,963	2.55	1,776	93,193	3.44	2,400
Total interest-bearing liabilities	1,632,878	1.45	17,733	1,640,842	2.09	25,635
Non-interest-bearing liabilities
Non-interest bearing demand deposits	221,008			211,336
Other liabilities	16,692			21,334
	237,700			232,670

Common shareholders equity	118,655			196,379
Preferred stock	47,773			47,243
Shareholders’ equity	166,428			243,622
Total	$2,037,006			$2,117,134
Net Interest Revenue		3.15%	$45,430		2.52%	$38,741
Net yield on interest- earning assets		3.31%			2.77%
Tax equivalent adjustment		0.01			0.03
Net yield on interest- earning assets (tax equivalent)		3.32%			2.80%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

Net charge-offs in the first nine months of 2010 were $7.779 million compared to $17.655 million in the same period for 2009. The provision for loan and lease losses was $9.300 million in the first nine months of 2010, compared to $34.875 million for the comparable period in 2009. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.40 percent at September 30, 2010 and 3.13 percent at December 31, 2009. Management has increased the allowance for loan and lease losses as a percentage of loans, net of unearned income, primarily as a result of the increase in non-performing assets and difficult market conditions.

Non-Interest Revenue and Expense

Non-interest revenue was $15.111 million for the first nine months of 2010, a decrease of $2.518 million from the first nine months of 2009. Net securities gains decreased $1.542 million in the first nine months of 2010 compared to the same period in 2009. Service charges on deposit accounts decreased $1.436 million, or 20.6 percent, from $6.962 million for the first nine months of 2009 to $5.526 million for the same period in 2010. The volume of NSF activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not generally generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the first nine months of 2010 was $2.865 million compared to $2.718 million for the same period in 2009 as a result of the growth in trust assets in 2010.

Salary and employee benefit expense in the first nine months of 2010 was $21.150 million, a decrease of $570 thousand, or 2.6 percent, from the same period in 2009 due primarily to the decrease in full time equivalent employees from 588 at September 30, 2009 to 547 at September 30, 2010.  A decrease in salary expense paid to employees was offset by lower compensation expense deferral related to decreased loan origination. The decrease in full time equivalent employees is a result of efficiencies created by the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $4.399 million in the first nine months of 2010, a decrease of $553 thousand, or 11.2 percent, from the same period in 2009, primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods. Furniture and equipment expense increased by $92 thousand, or 3.0 percent, primarily due to increased maintenance contract cost.

Losses on other real estate owned decreased to $899 thousand in the first nine months of 2010, compared to $11.646 million in the first nine months of 2009. The primary reason for the decline was $8.102 million in write-downs of other real estate owned located in the Northwestern  Florida region during the second quarter of 2009 as a result of significant declines in property values in that area during that period. Other real estate owned carrying cost decreased $1.20 million from $2.719 million in the first nine months of 2009 to $1.519 million in the first nine months of 2010. These carrying costs were higher in 2009, because the Company brought past-due property taxes on numerous properties current following foreclosures in 2009.

FDIC assessments were $3.014 million for the nine months ended September 30, 2010, compared to $3.457 million for the same period in 2009, reflecting an ongoing increase in the FDIC insurance rates in 2010 and increased deposits in 2010, offset by a special assessment in 2009. Legal fees of $1.200 million in the first nine months of 2010 compared to $1.164 million from the same period in 2009 are primarily related to cost associated with non-performing assets.

Other expense was $7.377 million for the nine months ended September 30, 2010, a decrease of $827 thousand from the first nine months of 2009. This decrease is the result of the consolidation of certain functions and cost-reduction initiatives.

Income tax expense was $1.429 million for the first nine months of 2010, compared to income tax benefit of $15.399 million for the same period in 2009, reflecting an increase in taxable income. Our effective rate for the nine months ended September 30, 2010 was 33.0 percent, compared to (11.2) percent for the same period last year. The goodwill impairment charge in 2009 was not deductible for income tax purposes.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2009 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2010, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2010 was $21.136 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2010, the Company had $211 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is composed primarily of interest rate risk created by its lending and deposit-taking activities.  The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations.  Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities.  The Company's market risk and strategies for market risk management are more fully described in its 2009 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2010. Through September 30, 2010, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and replace the risk factor disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended September 30, 2010 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/10-07/31/10	3,000	$3.60	0	229,951
08/01/10-08/31/10	3,900	$3.39	0	229,951
09/01/10-09/30/10	2,290	$3.14	0	229,951
Total	9,190	$3.40	0	229,951

__________________
(1)	9,190 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

November 10, 2010	By: /s/ W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 10, 2010	By: /s/ F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002