Form 10-K
period 2010-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2011-03-25
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting
☐	☐	(Do not check if a smaller reporting company)	company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of June 30, 2010 (assuming that all executive officers, directors and 5% shareholders are affiliates): $59,319,088

Shares of Common Stock ($.01 Par) outstanding at March 24, 2011: 17,980,362

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III.

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of BancTrust may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. These statements can be identified by our use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “anticipate,” “should,” “will,” “plan,” “believe,” “continue,” “predict,” “contemplate” and similar expressions. These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties and other variables that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements, including, in addition to the items discussed under the caption “Risk Factors” and elsewhere in this Report on Form 10-K, the following:

●	the risk that indications of an improving economy may prove to be premature;

●
the risks presented by the recent economic recession and the slow recovery of the economy, which could continue to adversely affect credit quality, collateral values, including the value of real estate collateral and other real estate owned, investment values, liquidity and loan originations, reserves for loan losses, charge offs of loans and loan portfolio delinquency rates;

●	we may be compelled to seek additional capital in the future to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on acceptable terms;

●	the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

●
existing regulatory requirements, changes in regulatory requirements, including accounting standards, and legislation and our inability to meet those requirements, including capital requirements and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

●	changes in monetary and fiscal policies of the US government may adversely affect the business in which we are engaged;

●	the frequency and magnitude of foreclosure of our loans may increase;

●	the assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates may be inaccurate;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

●	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions or financings or capital-raising transactions;

●
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

●	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete

●	adverse changes may occur in the equity markets; and

●	we may not be able to effectively manage the risks involved in the foregoing.

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

Item 1.  Business

General

BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) is an Alabama corporation registered under the Bank Holding Company Act of 1956, as amended (“BHCA”).  The Company is headquartered in Mobile, Alabama and began operations in 1986.  The Company is the parent of BankTrust (the “Bank”). The Company and the Bank shall from time to time be collectively referred to as “we”, “us” and “our”.

As of December 31, 2010, the Company had total consolidated assets of approximately $2.158 billion, total consolidated deposits of approximately $1.865 billion and total consolidated shareholders’ equity of approximately $163.9 million.

During its history, the Company has completed eight mergers and acquisitions and has at times operated as a multi-bank holding company.  To achieve the synergies and efficiencies of operating as a single-bank holding company, the Company has merged all banking operations into the Bank.

Our Banking Subsidiary

The Company, through the Bank, engages in community banking activities and serves a market area that covers fifteen counties in central and south Alabama and three counties in the western panhandle of Florida.

The Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees.  The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

Quick Facts

The following table sets forth information regarding our Company as of and for the year ended December 31, 2010:

Dollars in thousands
Banking offices	50
Employees	549
Loans and loans held for sale (net of unearned income)	$1,383,285
Investments	425,560
Total assets	2,158,148
Deposits	1,864,805
Shareholders’ equity	163,930
Interest income	84,076
Net income	3,875

Market Areas and Competition

We offer banking and trust services in central and southern Alabama and in the panhandle of Florida.  Certain insurance products are offered to all of our markets.

	Population 2009	Labor Force 2009	Per Capita Personal Income 2009	Median Family Income 2010
Alabama	4,708,700	2,112,600	$33,096	$54,100
Mobile MSA	591,599	263,100	30,468	50,500
Montgomery MSA	354,108	189,300	35,973	59,200

Florida	18,538,000	9,197,500	$37,780	$59,400
Bay	164,767	89,700	35,459	57,400
Okaloosa	178,473	98,200	27,231	65,500
Walton	55,105	31,400	22,765	51,000

The foregoing information for population, labor force, per capita personal income and median family income was obtained from the Federal Deposit Insurance Corporation’s Regional Economic Conditions database.

Alabama

We operate in 15 counties in Alabama.  Over 40% of our market deposits are located in the Mobile and Montgomery metropolitan statistical areas, or MSAs.

Mobile MSA

The Mobile MSA includes Mobile and Baldwin counties.  Our corporate and Bank headquarters are located in Mobile. The area economy is supported by a range of industries including aerospace, distribution, chemical, steel and biotechnology.  The Port of Mobile offers 190 shipping lines and ranks 9th out of all U.S. ports in tonnage, and the recently-opened Mobile Container Terminal offers an option for the Port’s customers to reach Midwest markets and neighboring states.  The University of South Alabama Mitchell Cancer Institute, located in Mobile, is the only academic cancer research institute in the upper Gulf Coast region.  The University of South Alabama and its medical facilities are the second largest employer in the Mobile MSA.  ThyssenKrupp Steel and Stainless USA opened a new steelmaking and processing plant in Mobile County on December 10, 2010 after three years of construction. The steel and stainless steel manufacturing plant will employ approximately 3,000 people once production reaches capacity.  The United States Congress recently approved the U.S. Navy’s Littoral Combat Ship (LCS) procurement plan.  Austal USA has announced that it expects to create 1,800 new jobs as it begins production on 10 combat ships at its Mobile, Alabama facility. Austal plans to construct a $140 million facility expansion for this work.   The Baldwin County economy is centered on tourism driven by the beautiful beaches along the Gulf Coast.

Montgomery MSA

The Montgomery MSA includes Autauga, Elmore, Lowndes and Montgomery counties.  Montgomery is the capital of Alabama.  The area economy is supported by state and local government, Maxwell Air Force Base, and automotive and distribution industries.  Maxwell Air Force Base and the State of Alabama are the largest two employers in the Montgomery area, together employing over 20,000 personnel.  Hyundai Motor Manufacturing Alabama, LLC, a division of Hyundai Motor Company, is headquartered in Montgomery, Alabama.

Florida

We operate in Bay, Okaloosa and Walton counties in Florida.

Our Florida market area’s economy is driven by tourism and military and related industries. The area’s beautiful beaches have attracted vacationers from throughout the Southeast, and increased tourism has led to the expansion of business and tourism-related services. The new Northwest Florida Beaches International Airport, opened in May of 2010, is a hub for commercial flights and is located in Panama City, in Bay County. Eglin Air Force Base and Tyndall Air Force Base employ over 22,000 active military and civilian personnel.  Beginning in March of 2011, an estimated 6,000 military and civilian employees will be transferred to Eglin Air Force Base.  In addition to its tourism driven economy, Okaloosa County has an economic base that includes aviation, aerospace and engineering businesses.  Among the businesses are Boeing, Lockheed-Martin and Raytheon.

The following tables set forth our Bank’s total deposits and market share by county as of June 30, 2010:

Alabama Counties	Our Number of Branches	Our Market Deposits	Total Market Deposits	Our Ranking	Market Share Percentage
	(Dollars in thousands)
Autauga	2	$91,196	$475,936	1	19.16%
Baldwin	4	74,824	3,227,940	10	2.32
Barbour	2	77,685	442,266	2	17.57
Bibb	1	27,390	171,941	3	15.93
Butler	4	89,227	291,173	1	30.64
Dallas	3	141,760	503,751	1	28.14
Elmore	4	96,332	725,790	2	13.27
Escambia	3	119,535	694,475	3	17.21
Jefferson	1	931	22,613,636	34	0.00
Lee	2	48,941	1,921,200	10	2.55
Marengo	2	82,228	414,100	2	19.86
Mobile	7	485,783	5,957,088	5	8.15
Monroe	2	112,052	329,330	1	34.02
Montgomery	2	75,170	4,582,162	10	1.64
Shelby	2	72,842	2,449,729	10	2.97

Florida Counties
Bay	2	$37,127	$2,397,309	14	1.55%
Okaloosa	3	32,936	3,500,244	18	0.94
Walton	4	98,294	726,402	2	13.53

The foregoing information for market deposits, ranking and market share percentage was obtained from the Federal Deposit Insurance Corporation.

There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank.  Within its markets, the Bank competes directly with major banking institutions, including Regions, BB&T, RBC Bank (formerly RBC Centura and which now includes Alabama National Bancorporation), Compass/BBVA and Wells Fargo (formerly Wachovia) and various other smaller banking organizations.  The Bank also has numerous local and national nonbank competitors, including credit unions, mortgage companies, personal and commercial finance companies, and investment brokerage and financial advisory firms.  Entities that provide financial services and access to financial products and transactions exclusively through the Internet are another source of competition.  Continued consolidation with the financial services industry will most likely change the nature and intensity of competition that the Bank faces, but can also create opportunities for the Bank to demonstrate and exploit competitive advantages such as the Bank’s commitment to quality, personalized banking services, efficient delivery of services, competitive product pricing, convenience and personal and local contacts.

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

Our loan portfolio at December 31, 2010 and for each of the previous four years was comprised as follows:

DISTRIBUTION OF LOANS BY CATEGORY

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$302,279	$318,829	$349,897	$381,366	$196,136
Real estate - construction	335,824	384,008	439,425	476,330	341,992
Real estate – mortgage	681,172	688,859	663,423	681,027	411,873
Consumer, installment and single pay	64,783	78,799	84,787	101,366	54,857
Total	1,384,058	1,470,495	1,537,532	1,640,089	1,004,858
Less: Unearned discount leases	(2,032)	(3,229)	(5,204)	(7,815)	0
Less: Deferred loan cost (unearned loan income), net	1,259	1,322	1,478	402	(123)
Total loans and leases	$1,383,285	$1,468,588	$1,533,806	$1,632,676	$1,004,735

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

We offer a full range of commercial products to help attract and retain deposits of businesses.  The products include remote capture of deposits, cash management services, ACH, zero balance accounts and sweep products.

Our primary emphasis is placed on attracting and retaining core deposits from customers who will purchase other products and services that we offer. We recognize that it is necessary from time to time to pursue non-core funding sources such as large certificates of deposit from outside of our market area and Federal Home Loan Bank borrowings, especially during periods when loan growth is significantly greater than deposit growth. We view these as secondary sources of funds. Our out-of-market, or brokered, certificates of deposit represented 3.5% of total deposits at December 31, 2010.  We plan to repay brokered deposits as they mature if liquidity allows.

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

Employees

As of December 31, 2010, we had 549 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of Management, we enjoy satisfactory relations with our employees.

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

BancTrust

Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

●
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or

●	merging or consolidating with any other bank holding company.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

●	banking or managing or controlling banks; and

●	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

●	lending, trust and other banking activities;

●	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

●	providing financial, investment or advisory services;

●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

●	underwriting, dealing in or making a market in securities;

●	other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

●	foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

●	merchant banking through securities or insurance affiliates; and

●	insurance company portfolio investments.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective actions to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. BancTrust and its subsidiary bank were categorized as “Well Capitalized” at December 31, 2010. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 9.93%, a Tier 1 Capital to risk-weighted assets ratio of 13.91% and a total capital to risk-weighted assets ratio of 15.18%.

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

Effective November 21, 2008 and terminating on December 31, 2010, the FDIC temporarily expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program (TLG Program). Provided an institution did not opt out of the TLG Program, the FDIC fully guaranteed funds deposited in noninterest-bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than .50 percent if the institution has committed to maintain the interest rate at or below that rate. A separate assessment was imposed for this expanded coverage. The Bank did not opt out of the TLG Program.  Under the Dodd Frank Act, these expanded deposit insurance limits were further extended through December 31, 2012, with some modifications.  While the expanded limit for IOLTA accounts was extended, the expanded limit for NOW accounts was not.  In addition, the expanded limits now apply to accounts held at all FDIC insured institutions – there is no opportunity for institutions to opt out.

On February 7, 2011 the FDIC Board approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The rule shifts the burden of paying assessments and protecting customers against bank failures toward larger and riskier financial institutions. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The final rule also changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity-- defined as Tier 1 capital. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.

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

Our Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●
Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of our Bank are subject to:

●
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●
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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2010, our ratio of total capital to risk-weighted assets was13.98% and our ratio of Tier 1 Capital to risk-weighted assets was 12.71%. Both ratios were significantly above the minimum regulatory guidelines.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, our leverage ratio was 9.11%, significantly above the minimum leverage ratio guidelines. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

We regularly monitor current and projected capital ratios at both the Holding Company and Bank levels.

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

At December 31, 2010, our subsidiary Bank was unable to pay dividends without regulatory approval.  We requested and received approval for the Bank to pay $6.0 million in dividends to BancTrust in 2010.

Restrictions on Transactions with Affiliates

We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

●	a bank’s loans or extensions of credit to affiliates;

●	a bank’s investment in affiliates;

●	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

●	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

●	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

●
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

●	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

●
requirements for entities that furnish information to consumer reporting agencies (which would include the Bank), to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

●	a requirement for mortgage lenders to disclose credit scores to consumers.

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

Recent Laws and Regulatory Activities

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

Small Business Lending Fund.  Enacted into law as part of the Small Business Jobs Act of 2010 (the “Jobs Act”), the Small Business Lending Fund (SBLF) is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  Through the SBLF, community banks and small businesses can work together to help create jobs and promote economic growth in local communities across the nation. The Small Business Lending Fund aims to stimulate small business lending by providing capital to participating community banks. The price a bank pays for SBLF funding will be reduced as the bank’s small business lending increases. The U.S. Department of the Treasury will provide banks with capital by purchasing Tier 1-qualifying preferred stock or equivalents in each bank.  The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses.  The initial dividend rate will be, at most, 5%.  If a bank’s small business lending increases by 10% or more, then the rate will fall to as low as 1%.  Banks that increase their lending by amounts less than 10% can benefit from rates set between 2% and 4%.  If lending does not increase in the first two years, however, the rate will increase to 7%.  After 4.5 years, the rate will increase to 9% if the bank has not already repaid the SBLF funding.  The Company has elected not to participate.

Final Guidance on Incentive Compensation Policies for Banking Organizations.  In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Making Homes Affordable Loan Modification Program. On March 4, 2009, the U.S. Treasury announced guidelines for the new “Making Homes Affordable” loan modification program that provides servicers and holders of eligible residential mortgages with incentives to modify loans at risk of foreclosure and provides incentives for homeowners whose mortgages are modified to remain current on their mortgages after modification. At this time BancTrust is not required to participate in this program.

Proposed Legislation and Regulatory Action.

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry as a whole. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.

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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

W. Bibb Lamar, Jr. — age 67(1) President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh — age 62(2) Executive Vice President (since 2004)	None

F. Michael Johnson — age 65(3) Chief Financial Officer, Executive Vice President & Secretary (since 1993)	None

Bruce C. Finley, Jr. — age 62(4) Executive Vice President and Senior Lending Officer (since 2004)	None

Edward T. Livingston — age 64(5) Executive Vice President (since 2007)	None

Henry F. O’Connor, III – age 42(6)
Executive Vice President and Corporate Strategy Director (since 2011)	None

(1)	Chief Executive Officer and Director, since 1989, and Chairman, since 1998, the Bank. Previously: President (1989-1998), the Bank; Director (1998-2007), BancTrust Company, Inc.

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

(6)
Previously: Managing Director of IPC Capital Partners, LLC, a private investment firm (2009-2010); Managing Partner of O’Connor & O’Connor, LLC, a law firm (1999-2008).  Mr. O’Connor’s wife is Director Clifton C. Inge, Jr.’s sister and Director Harris V. Morrissette’s first cousin.

Item 1A. Risk Factors

Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. The Company must recognize and attempt to manage these risks as it implements its strategies to successfully compete with other companies in the financial services industry. Some of the more important risks common to the industry and the Company are:

●	credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income;

●	market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;

●	liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs;

●	compliance risk, which is the risk of failure to comply with requirements imposed by regulators;

●	reputation risk, which is the risk that negative perceptions of a business will adversely affect operations and financial performance; and

●	operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.

                  Although the Company generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of the Company’s business model that may expose it to somewhat higher levels of risk. In addition to the other information contained in or incorporated by reference into this annual report on Form 10-K, these risk factors should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that the Company currently deems immaterial, may also adversely affect Company’s business, financial condition or results of operations.

We have a $10 million payment due on our note payable in January of 2012; in January 2012 we are required to begin paying quarterly principal payments on the note payable; and we may not be able to refinance, renew, or raise sufficient capital to repay, the note.

BancTrust has outstanding a $20 million note payable secured by the stock of the Bank. The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable. We have received written confirmation from the servicer of the note that the FDIC has approved a modification pursuant to which BancTrust will be required to make a $10 million principal payment on January 1, 2012 and will then be required to begin making quarterly principal payments of $1.25 million, in addition to quarterly interest payments.  We have received Federal Reserve approval of this modification. These principal payments were originally scheduled to begin in April of 2011. In order to make the January 2012 principal payments and satisfy its other obligations under this note, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  Any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.   We believe that completing an equity offering sufficient to fund the required note payments is the best option at this time; however, we will seek FDIC and Federal Reserve approval for a modification of the note if we are not able to make the required payments.   Management will continue to analyze its options for repayment, renewal or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe; however, as noted above, some of the factors upon which our ability to repay this note depends are beyond our control.  Failure to timely repay, modify or replace this note would have a material adverse effect on BancTrust.

We are required to obtain regulatory approval in order to obtain funds from our subsidiary necessary to meet our obligations and in order to declare dividends on our preferred stock.

BancTrust’s ability to pay its commitments as they come due is largely dependent upon dividends from its subsidiary Bank. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta.  The Bank requested and received permission to pay dividends of $6 million to BancTrust in 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management plans to request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its commitments.  We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part, and BancTrust’s inability to meet its commitments would have a material adverse effect on the Company.

Our businesses have been and will likely continue to be adversely affected by recent and current conditions in the financial markets and economic conditions generally.

Recessionary conditions and a subsequent period of slow recovery in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market area. These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt the Company to tighten its underwriting criteria, and reduce the liquidity in the Company’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand in certain real estate markets as discussed below. Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on the Company and others in the financial industry.

 The impact on the Company’s financial results could include continued high levels of problem credits, provisions for credit losses and expenses associated with loan collection efforts, the possible impairment of certain intangible or deferred tax assets, the need for the Company to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Non-interest income from sources that are dependent on financial transactions and market valuations could also be reduced.

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

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

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

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

In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”), was signed into law on February 17, 2009, with the stated purposes of:

●	Preserving and creating jobs and promoting economic recovery;

●	Assisting those most impacted by the recession;

●	Providing investments needed to increase economic efficiency by spurring technological advances in science and health;

●	Investing in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits; and

●	Stabilizing state and local government budgets, in order to minimize and avoid reductions in essential services and counter-productive state and local tax increases.

ARRA includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions such as BancTrust participating in the TARP Capital Purchase Program.

In addition, on July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA, the Dodd-Frank Act and other programs will have on the financial markets. The failure of the EESA, the ARRA, the Financial Stability Plan, the Dodd-Frank Act and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA, ARRA, the Financial Stability Plan and the Dodd-Frank Act are relatively new initiatives and, as such, are subject to change and evolving interpretation. We are unable to predict the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

The programs established or to be established under the EESA, TARP and the Dodd-Frank Act may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDIA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program will require the payment of additional insurance premiums to the FDIC. We would be required to pay significantly higher FDIC premiums even if we did not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

The Preferred Stock issued to the Treasury impacts net income available to the Company’s common shareholders and its earnings per share.

     As long as shares of the Company’s Series A Preferred Stock issued under the Capital Purchase Program are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series A Preferred Stock have been paid in full. Additionally, the Company is not permitted to pay cash dividends in excess of $.13 per share per quarter on its common stock for three years from the Series A Preferred Stock issue date without the U.S. Treasury’s consent, unless the U.S. Treasury no longer owns the Series A Preferred Stock. The dividends declared on shares of the Company’s Series A Preferred Stock reduce the net income available to common shareholders and the Company’s earnings per common share. Additionally, the Warrant issued to the U.S. Treasury may be dilutive to the Company’s earnings per share.

There can be no assurance when the Series A Preferred Stock can be redeemed and the Warrant can be repurchased.

     Until such time as the Series A Preferred Stock and the Warrant are repurchased, the Company will remain subject to the terms and conditions of those instruments, which, among other things, require the Company to obtain regulatory approval to repurchase or redeem common stock or increase the dividends on the Company’s common stock over $.13 per share, except in limited circumstances. Further, the Company’s continued participation in the Capital Purchase Plan subjects it to increased regulatory and legislative oversight, including with respect to executive compensation. These new and any future oversight and legal requirements and implementing standards under the Capital Purchase Plan may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on Capital Purchase Plan participants such as BancTrust.

Holders of the Series A Preferred Stock have rights that are senior to those of the Company’s common shareholders.

     The Series A Preferred Stock held by the U.S. Treasury is senior to the Company’s shares of common stock, and holders of the Series A Preferred Stock have certain rights and preferences that are senior to holders of the Company’s common stock. The restrictions on the Company’s ability to declare and pay dividends to common shareholders are discussed above. In addition, the Company and its subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of the Company’s common stock unless the Company has paid in full all accrued dividends on the Series A Preferred Stock for all prior dividend periods, other than in certain circumstances. Furthermore, the Series A Preferred Stock is entitled to a liquidation preference over shares of the Company’s common stock in the event of liquidation, dissolution or winding up.

We may not declare a dividend on your common stock.

Historically, BancTrust has paid a cash dividend on your common stock; however, we have not paid a cash dividend on our common shares since the second quarter of 2009.  Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In addition, the payment of dividends may be affected by Alabama law, FDIC and Federal Reserve Board regulations.  Not declaring dividends could adversely affect the market price of our common stock. Also, participation in the TARP Capital Purchase Program limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail below. At January 1, 2011, the Bank could not declare a dividend without the approval of regulators. We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock.

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company's business.

There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management's best estimate of loan losses in the loan portfolio at the relevant statement of condition date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan loss experience, current loan portfolio quality, composition and growth of the loan portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect the Company's earnings. The Company believes its allowance for loan losses is adequate at December 31, 2010.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, Management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon such assumptions and judgments as well as a percentage of the outstanding balances. We believe that the allowance for loan losses is adequate. If Management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

Failure to realize our deferred tax asset could have a material adverse effect on our earnings and capital.

BancTrust records income taxes in accordance with accounting principles generally accepted in the United States, which require the use of the asset and liability method. During 2010 and 2009, our net deferred tax assets increased $11.0 million, primarily due to differences between our provision for loan losses, net loan charge-offs,  and interest on non-performing loans for financial reporting compared to income tax return reporting. At December 31, 2010, the Company had net deferred tax assets of $10.8 million.  Accounting principles require that we assess whether a valuation allowance should be established with respect to our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The Company's management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative, because it requires the future occurrence of circumstances that cannot be predicted with certainty. We may not achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax asset, and, therefore, we may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, it would require us to incur a charge to operations that could have a material adverse effect on our earnings and capital position.

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

  We currently have 77,837,848 common shares available for issuance in a common stock offering, consisting of 77,582,288 authorized but unissued shares not otherwise reserved and 255,560 treasury shares.  In the event that our board of directors decides to raise capital through an offering of common stock, we may have to increase the number of authorized shares of the Company’s common stock so that there will be a sufficient number of shares available for sale to complete the offering.  In order to increase the number of authorized shares, the Company will have to have a meeting of its shareholders to approve an amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock.  At the meeting, the amendment will have to be approved by the affirmative vote of a majority of the shares entitled to vote.  In the event that the proposed amendment is not approved, the Company will not be able to complete an offering of common stock for a number of shares in excess of the shares of common stock currently available for issuance.

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

Item 1B.   Unresolved Staff Comments

 None

Item 2.      Properties

The Company’s corporate headquarters occupy an approximately 30 thousand square foot building located at 100 St. Joseph Street, in downtown Mobile, Alabama 36602 (the “Existing Home Office”). The Bank, which is headquartered in the Existing Home Office, leases this entire building. The current term of the lease for Existing Home Office expires on December 31, 2011. The Bank has an option to extend the lease until March 31, 2012. On August 25, 2010, the Bank entered into an agreement to lease approximately 72 thousand square feet in a thirty-four story building located at 107 St. Francis Street, Mobile, Alabama 36602 (the “Future Home Office”).  The building will be known as the RSA – BankTrust Tower. The term of the new lease is for 10 years and 9 months. The lease commences on the earlier of the date on which the Bank takes possession of the premises or the date that is thirty days after the later of the issuance of a certificate of substantial completion from the landlord’s architect and a certificate of occupancy for the premises.  The Bank has the option to renew the lease for three successive five-year renewal terms. In addition to the Existing Home Office, the Bank operates 49 office or branch locations in southern and central Alabama and the western panhandle of Florida, of which 42 are owned and 7 are subject to either building or ground leases. The Bank also owns a building in downtown Mobile, Alabama and a building in Selma, Alabama that it uses as operations centers. The Bank plans to sell its operations center in downtown Mobile and consolidate its operations department into the Future Home Office. The Bank paid annual rents in 2010 of approximately $382 thousand. At December 31, 2010, there were no significant encumbrances on the Bank’s offices, equipment or other operational facilities.

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

At December 31, 2010, the Company had approximately 4,906 common shareholders, including 1,698 of record and 3,208 shareholders in nominee accounts, and 1 holder of record of its preferred stock.

The following chart provides the high and low sales price and the cash dividend declared on the Company’s common stock for each quarter in 2010 and 2009.

	High	Low	Cash Dividends Declared Per Share
2010
Fourth quarter	$3.30	$2.36	$0.00
Third quarter	4.15	2.82	0.00
Second quarter	6.47	3.65	0.00
First quarter	5.09	2.74	0.00
2009
Fourth quarter	$3.96	$2.54	$0.000
Third quarter	4.27	2.50	0.000
Second quarter	7.65	2.74	0.010
First quarter	14.95	3.89	0.025

The Company did not declare a dividend during 2010. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value. The Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2010 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	94,527	(1)	$15.25	270,689	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

	Weighted-Average
Restricted Stock Plan Category	Number of Securities Issued	Market Value of Shares Issued
Equity compensation plans approved by security holders	44,005	$8.14 (3)
Equity compensation plans not approved by security holders	N/A	N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.

(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2001 Incentive Compensation Plan.

(3)	Represents the average of the closing bid and ask price on the date of issue.

Sales of Unregistered Securities

None.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2010, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002, and the aforementioned preferred stock sold to the U.S. Treasury restricts the repurchase of common shares while such preferred shares are outstanding.

The Company makes repurchases from time to time to fund its deferred compensation plan for directors. The following table provides information about purchases by BancTrust during the quarter ended December 31, 2010 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
10/01/10-10/31/10	1,862	$3.13	0	229,951
11/01/10-11/30/10	5,100	$2.72	0	229,951
12/01/10-12/31/10	3,525	$2.68	0	229,951
Total	10,487	$2.78	0	229,951

(1)	10,487 shares of common stock were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6. Selected Financial Data

	At and for the Year Ended December 31,
	2010	2009	2008	2007(1)	2006(1)
	Dollars and shares in thousands, except per share amounts.
RESULTS OF OPERATIONS:
Interest revenue	$84,076	$85,938	$108,092	$104,025	$88,188
Interest expense	23,671	32,075	47,188	50,245	35,923
Net interest revenue	60,405	53,863	60,904	53,780	52,265
Provision for loan losses	12,300	37,375	15,260	12,435	4,594
Non-interest revenue	20,404	23,302	22,737	15,156	11,644
Non-interest expense	63,705	176,114	67,420	48,308	39,726
Income (loss) from before income taxes	4,804	(136,324)	961	8,193	19,589
Income tax expense (benefit)	929	(15,029)	(295)	2,007	6,303
Net income (loss)	3,875	(121,295)	1,256	6,186	13,286
Effective preferred stock dividend	3,033	3,026	111	0	0
Net income (loss) available to common shareholders	$842	$(124,321)	$1,145	$6,186	$13,286
PER SHARE DATA:
Basic earnings (loss) per common share	$0.05	$(7.06)	$0.07	$0.49	$1.19
Diluted earnings (loss) per common share	$0.05	$(7.06)	$0.06	$0.49	$1.17
Cash dividends declared per common share	$0.00	$0.035	$0.52	$0.52	$0.52
Book value per common share	$6.56	$6.59	$13.80	$14.26	$12.41
Common shares outstanding	17,639	17,634	17,555	17,497	11,166
Basic average common shares outstanding	17,639	17,617	17,540	12,521	11,151
Diluted average common shares outstanding	17,717	17,617	17,695	12,704	11,308

	At and for the Year Ended December 31,
	2010	2009	2008	2007(1)	2006(1)
	Dollars and shares in thousands, except per share amounts.
SUMMARY BALANCE SHEET DATA:
Total assets	$2,158,148	$1,946,719	$2,088,177	$2,240,094	$1,353,406
Federal funds sold	0	0	0	59,400	62,500
Investments	425,560	261,834	221,879	245,877	118,498
Loans, net of unearned income	1,383,285	1,468,588	1,533,806	1,632,676	1,004,735
Deposits	1,864,805	1,653,435	1,662,477	1,827,927	1,104,129
FHLB advances and long-term debt	92,804	93,037	113,398	137,341	95,521
Short-term borrowings	20,000	20,000	0	4,198	4,120
Preferred stock	48,140	47,587	47,085	0	0
Common shareholders’ equity	115,790	116,211	242,303	249,520	138,523
Intangible assets	4,632	6,827	106,844	108,621	44,947
Tangible shareholders’ equity	159,298	156,971	182,544	140,899	93,576

AVERAGE BALANCES:
Total assets	$2,069,086	$2,083,618	$2,116,424	$1,558,040	$1,297,550
Earning assets	1,865,197	1,852,989	1,812,114	1,381,358	1,151,209
Loans	1,423,131	1,507,864	1,560,017	1,147,714	999,034
Deposits	1,772,594	1,725,750	1,705,628	1,277,597	1,042,228
Common shareholders’ equity	118,982	176,450	248,051	163,121	136,343
Shareholders’ equity	166,824	223,758	249,725	163,121	136,343

PERFORMANCE RATIOS:
Return on average assets	0.19%	-5.82%	0.06%	0.40%	1.02%
Return on average equity	0.71%	-70.46%	0.46%	3.79%	9.74%
Net interest margin (tax equivalent)(2)	3.24%	2.93%	3.40%	3.95%	4.61%

ASSET QUALITY RATIOS:
Nonperforming assets to total assets	8.60%	8.58%	5.91%	2.26%	1.22%
Allowance for loan losses to total loans, net of unearned income	3.47%	3.13%	2.00%	1.46%	1.63%
Net loans charged-off to average loans	0.72%	1.47%	0.51%	1.02%	0.23%
Allowance for loan losses to non-performing loans	46.50%	39.97%	42.32%	65.99%	106.77%

CAPITAL RATIOS:
Tier 1 leverage ratio(3)	9.11%	9.73%	11.09%	8.86%	10.02%
Tier 1 risk-based capital	12.71%	11.81%	12.80%	9.60%	11.51%
Total risk-based capital	13.98%	13.08%	14.05%	10.84%	12.77%
Average common shareholders’ equity to average total assets	5.75%	8.47%	11.72%	10.47%	10.51%
Dividend payout ratio	N/A	N/A %	742.86%	106.12%	43.70%

OTHER DATA:
Banking locations	50	50	51	54	31
Full-time equivalent employees	549	565	621	686	419

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

Executive Summary

The U.S. economy and, more specifically, the financial services industry remained unsettled in the year ended December 31, 2010. The decline in real estate values which began in 2007 continued, and valuations across loans, foreclosed real estate and certain securities were adversely affected.  While BancTrust did not have material exposure to many of the issues that plagued the industry (e.g., sub-prime loans, structured investment vehicles, collateralized debt obligations), the Company’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses.

We reported net income available to common shareholders in 2010 of $842 thousand, or $0.05 per diluted common share, compared with net loss available to common shareholders of $124.3 million, or $7.06 per diluted common share, for 2009.  The 2009 results included a $97.4 million ($5.53 per diluted share) non-cash write-off of goodwill. The earnings were further reduced by effective preferred stock dividends of $3.033 million, or $0.17 per common share, in 2010 and $3.026 million, or $0.17 per common share, in 2009.

Net interest income increased 12.1% to $60.4 million in 2010 compared with $53.9 million in 2009.  The increase in interest income was due primarily to a 31 basis point increase in the net interest margin to 3.24% in 2010 compared with 2.93% in 2009. BancTrust’s higher than normal level of non-performing assets over the past several years has contributed to lower net interest income and net interest margin.

The 2010 provision for loan losses was $12.3 million compared with $37.4 million in the 2009 period.  The decrease in the provision since last year was due primarily to a substantial decrease in loan charge-offs.  Net charge-offs were $10.3 million in 2010 compared with $22.2 million in 2009.   Non-performing assets totaled $185.5 million at December 31, 2010, compared with $167.0 million at December 31, 2009.

Our provision for loan losses in 2010, while still at elevated levels, was significantly lower than the provision recorded in 2009.  In 2009 we significantly increased our provision for loan losses in response to increasing criticized and non-performing assets, primarily in our coastal markets. We believe the additional provisions were warranted in light of economic conditions and continued downward pressure on real estate collateral values. The Gulf Oil Spill in 2010 caused us to analyze our portfolio in order to assess possible credit losses resulting from the spill.  The spill was capped in late summer, and we currently do not expect any material negative impact on our customer base as a result of the spill. Although we believe our allowance is adequate at year-end 2010 to cover projected loan losses, future changes in housing values, financial condition of borrowers, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods. We remain focused on credit quality to protect our future earnings and capital base.

Non-interest income was down $2.9 million between 2010 and 2009 due primarily to decreased service charges and decreased gains on sale of investment securities. Lower overdraft fees resulting from increased use of debit cards that provide increased convenience to customers but do not allow them to overdraft their accounts contributed to the reduction in service charges.

Non-interest expense, excluding the $97.4 million charge for goodwill impairment in 2009, decreased to $63.7 million in 2010 compared with to $78.7 million in 2009. All major categories of non-interest expense decreased in 2010 compared to 2009, but the largest decreases were a $9.6 million decrease in loss/write down on other real estate owned, or OREO, and a $1.4 million decrease in carrying costs related to OREO compared with 2009. The primary reason for the decline in loss/write down on OREO was $8.102 million in write-downs of OREO located in the Northwestern Florida region during the second quarter of 2009 as a result of significant declines in property values in that area during that period.  OREO carrying costs were higher in 2009 than in 2010, because the Company brought past-due property taxes current.

Our market areas continue to be impacted by bank merger activity. We remain focused on providing our customers with personal attention and services to support their financial requirements. We believe we are in an excellent position to take advantage of the changes in the banking markets by leveraging our strong capital base to fund future loan growth as the economy recovers.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary Bank. The following table contains selected data related to our subsidiary Bank:

Number of Locations	Market Area Counties	Total Assets at December 31, 2010
		(In thousands)
50	Autauga, Baldwin, Barbour, Bibb, Butler, Dallas, Elmore, Escambia, Jefferson, Lee, Marengo, Mobile, Monroe, Montgomery, Shelby, in Alabama and Bay, Okaloosa, Walton in Florida	$2,155,856

We offer a broad range of financial services to our customers, including retail banking, trust, insurance and securities services and products, through the Bank, our trust department and a financial services subsidiary of the Bank.

Like most community banks, we derive the majority of our revenue from the interest we earn on our loans and investments, and our greatest recurring expense is the interest we pay on interest-bearing deposits and borrowings. Consequently, one of the key measures of our success is our net interest income, which is the difference between the revenues we earn on our interest-earning assets, such as loans and investments, and the expenses we pay on our interest-bearing liabilities, such as interest-bearing deposits and borrowings. Another key measure of our success is our net interest margin, or the difference between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

We measure and monitor the following factors as key indicators of our financial performance:

●	Net income

●	Earnings per share

●	Loan and deposit growth

●	Credit quality

Effect of Economic Trends

After approximately two of years of rising interest rates which began in 2004, the Federal Reserve stopped increasing rates in 2006, and problems in the sub-prime real estate market began to appear later in the year. In 2007 problems in the sub-prime real estate market began to intensify, and problems in the debt markets in general began to develop. In August of 2007, the Federal Reserve began reducing interest rates in an effort to combat the economic effects of the debt problems. The interest rate reductions accelerated throughout 2008. Through 2009 and 2010, rates remained stable at an historically low level. Along with the sub-prime problems, the national real estate market continued to experience a general reduction in sales and values of homes and commercial real estate. While these problems have affected wide areas of the United States, they have been amplified in our coastal markets in Florida and Alabama by the continuing market disruption caused by major hurricanes in 2004 and 2005. Our urban markets such as Mobile, Montgomery and Birmingham have not been as severely affected; however deterioration has occurred in all of our markets.  An increase in unemployment has exacerbated these problems.

The specific economic and credit risks associated with our loan portfolio, especially the real estate loan portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral values, title defects, inaccurate appraisals and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for construction, whether the builders can sell the home to buyers and whether buyers can obtain permanent financing. Until mid-2005, real estate values in our metropolitan Montgomery and coastal Alabama and Florida markets increased, and employment trends in our market areas were favorable. We experienced a slowdown in loan demand in our coastal markets in the Fall of 2005 which continued through 2010. The most likely reason for the slowdown initially was the effects of hurricanes in 2004 and 2005 along the Gulf Coast, especially Hurricane Katrina in August of 2005. The sub-prime problem, resulting in a deep recession, combined with the collapse of the real-estate market in some areas, has intensified the problems along the Gulf Coast.

Effects of the recent severe recession continued in 2010. Financial and credit markets continued to be adversely affected, and consumer confidence across all sectors of the economy has declined since 2007. These conditions were accompanied by a further deterioration in the labor market and high unemployment, all of which contributed to continued market volatility as economic fears and illiquidity still exist. Increased credit losses from the weak economy negatively affected capital and earnings of most financial institutions. Financial institutions experienced significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions. In 2010 signs began to emerge that the economy might be recovering slowly, but it is generally thought the recovery is very fragile.

The Congress and various agencies of the United States government implemented a number of initiatives aimed at stabilizing the global economy and financial markets. Those initiatives include the Emergency Economic Stabilization Act of 2008 (“EESA”) (including the Troubled Asset Relief Program (“TARP”)), the FDIC’s Temporary Liquidity Guarantee Program, the Financial Stability Plan and the American Recovery and Reinvestment Act of 2009 (“ARRA”).

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

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

●
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

●	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

●	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

●
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

●
Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

●
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

●
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

●	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

●
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

●
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

                  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

While there are signs that the economy is improving, unemployment remains high, and strained economic conditions are expected to continue in 2011. As a result, financial institutions like BancTrust continue to experience historically high rates of credit losses and high levels of non-performing assets, charge-offs and foreclosures.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2010 included in this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. A description of what we deem to be our critical accounting policies is set forth below.

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

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the present value of these loans’ and leases’ estimated cash flows discounted at each loan’s or lease’s effective interest rate, the fair value of the collateral, or the loan’s or lease’s observable market price. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

Other Real Estate Owned Valuation

Other real estate owned is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and the carrying value of other real estate owned is adjusted when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If such requirements are not met, sale and gain recognition would be deferred.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At December 31, 2010, the Company had net deferred tax assets of $10.8 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard as to whether some or all of its deferred tax assets will not be realized. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative, because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations in the period in which the allowance is established, which could have a material adverse effect on its earnings and capital position.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation, guidance, and income tax accounting pronouncements.

Financial Condition

2007 Acquisition

In October of 2007, the Company completed the acquisition of The Peoples BancTrust Company, Inc. (“Peoples”). On the acquisition date the assets of Peoples were approximately $999 million. The acquisition of Peoples was accounted for under the purchase accounting method as required by United States generally accepted accounting principles. Under this method of accounting, the financial statements and tables shown in this section do not reflect results of operations or the financial condition of Peoples prior to October 15, 2007. One result of this accounting method is that certain items shown in the following financial statements and tables are less useful in comparing 2006 to other years shown.

Average Assets and Liabilities

Average assets in 2010 were $2.069 billion, relatively unchanged from 2009 and 2008. Average loans in 2010 were $1.423 billion compared to $1.508 billion in 2009.

Average loans net of the loan loss reserve were $1.374 billion in 2010 compared to $1.466 billion in 2009. The decrease was a result of the weak economy’s effect on loan demand, loan charge-offs and the transfer of some loans to OREO through the foreclosure process. During 2009 and 2010, we concentrated our efforts on improving loan quality rather than on growing loans, and we expect this policy to continue at least through the first half of 2011 due to the soft economy. Compared to 2009, average investment securities in 2010 increased $80.3 million and average interest-bearing deposits increased $16.7 million, both of which increases were funded by the increase in average deposits and the decrease in average loans.  As liquidity concerns moderated somewhat in mid-2009, we began increasing the size of the investment portfolio in order to increase our yield on earning assets.

Average deposits in 2010 were $1.773 billion compared to $1.726 billion in 2009. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings and a note payable secured by the stock of our subsidiary bank. In December 2006, we issued an additional $15 million of trust preferred securities. Some of the proceeds were used to pay off a bank loan, and the remaining proceeds were used for general corporate purposes. In October of 2007, in order to complete the purchase of The Peoples BancTrust Company, we obtained a term bank loan in the amount of $38 million. In December 2008 we issued $50 million worth of preferred stock to the U.S. Treasury and used $18 million of the proceeds to pay down the bank loan.

Our average equity as a percent of average total assets in 2010 was 8.06 percent, compared to 10.74 percent in 2009. Average equity in 2010 and 2009 included approximately $5.7 million and $56.2 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases. In 2009, we wrote off all of our goodwill by recording a goodwill impairment charge through earnings. This charge is the primary reason for the decreases in average equity as a percent of average total assets and average intangible assets.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Average Assets
Cash and due from banks	$34,879	$36,370	$54,268	$46,926	$46,423
Federal funds sold	0	0	18,883	67,947	26,171
Interest-bearing deposits	109,222	92,563	9,262	23,248	370
Securities available for sale	332,844	252,562	223,952	142,449	125,634
Loans, net	1,374,375	1,466,033	1,534,931	1,127,813	984,219
Premises and equipment, net	77,465	81,514	87,285	56,480	44,038
Accrued income receivable	6,521	6,918	9,550	8,938	7,494
Other real estate owned, net	70,771	51,997	39,126	4,288	593
Intangible assets, net	5,724	56,163	108,285	57,293	45,364
Cash surrender value of life insurance	16,744	16,100	15,464	7,217	5,053
Other assets	40,541	23,398	15,418	15,441	12,191
Average Total Assets	$2,069,086	$2,083,618	$2,116,424	$1,558,040	$1,297,550
Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$224,411	$212,729	$221,781	$174,867	$180,008
Interest-bearing demand deposits	494,183	496,429	554,562	369,475	254,531
Savings deposits	132,521	119,823	109,834	84,102	92,319
Time deposits	921,479	896,769	819,451	649,153	515,370
Total deposits	1,772,594	1,725,750	1,705,628	1,277,597	1,042,228
Short-term borrowings	20,000	20,032	3,306	3,321	9,607
FHLB advances and long-term debt	92,938	93,164	135,823	99,687	99,270
Other liabilities	16,730	20,914	21,942	14,314	10,102
Shareholders’ equity	166,824	223,758	249,725	163,121	136,343
Average Total Liabilities and Shareholders’ Equity	$2,069,086	$2,083,618	$2,116,424	$1,558,040	$1,297,550

Loans

Our ability to grow our loan portfolio has been impacted by additional downward pressure placed on the real estate market, especially in our coastal markets, as reduced demand has driven the steep decline in real estate prices. Loan growth, which was strong until mid-2005, slowed considerably in our coastal markets after the 2005 hurricane season and Hurricane Katrina in September of that year. The storms of 2004 and 2005 caused severe problems in the property insurance industry as well as the tourism industry and triggered the slowdown in loan demand throughout our coastal markets that began in late 2005. The severe recession that followed the collapse of the sub-prime market made the problem worse.  Our average loan-to-deposit ratio was 80 percent in 2010, 87 percent in 2009 and 91 percent in 2008. Our loan-to-deposit ratio at year-end 2010 was 74 percent compared to 89 percent at year-end 2009 and 92 percent at year-end 2008.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Of our outstanding loans at December 31, 2010, $764 million, or 55 percent, mature within one year or otherwise reprice within one year. Net interest revenue and net interest margin increased in 2010 compared to 2009, but both measures are still being affected by higher levels of non-performing loans and OREO. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

We offer, through third party arrangements, certain mortgage loan products that we sell to these third parties shortly after origination and that are therefore not retained in our loan portfolio. These products expand our mortgage loan product offerings and have the capacity to generate significant fee income, especially during periods of relatively low mortgage rates. These fees have come from first and second home purchases as well as from home refinancing volume. The return to lower mortgage rates has increased purchases and refinancing of existing homes.

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2010, and at year-end for each of the previous four years. Included in commercial, financial and agricultural loans in 2010 are $19.4 million in commercial leases acquired in the Peoples merger. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS AND LEASES BY CATEGORY

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$302,279	$318,829	$349,897	$381,366	$196,136
Real estate — construction	335,824	384,008	439,425	476,330	341,992
Real estate — mortgage	681,172	688,859	663,423	681,027	411,873
Consumer, installment and single pay	64,783	78,799	84,787	101,366	54,857
Total	1,384,058	1,470,495	1,537,532	1,640,089	1,004,858
Less: Unearned discount leases	(2,032)	(3,229)	(5,204)	(7,815)	0
Less: Deferred loan cost (unearned loan income), net	1,259	1,322	1,478	402	(123)
Total loans and leases	$1,383,285	$1,468,588	$1,533,806	$1,632,676	$1,004,735

Table 3

SELECTED LOANS AND LEASES BY CATEGORY AND MATURITY

	December 31, 2010 Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$174,121	$121,800	$6,358	$302,279
Real estate — construction	205,351	122,010	8,463	335,824
Real estate — mortgage	168,749	403,152	109,271	681,172
	$548,221	$646,962	$124,092	$1,319,275
Loans maturing after one year with:
Fixed interest rates		$454,859	$35,616
Floating interest rates		192,103	88,476
		$646,962	$124,092

Loan Portfolio Development

Total loans at December 31, 2010 were down $86.4 million from December 31, 2009.  Real estate-construction decreased $48.2 million and smaller decreases were recorded across the other three categories.  Economic conditions continued to restrain loan demand in 2010.  BankTrust continues to seek new credit relationships and renew existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities and problem loan resolution.  We expect this situation to continue through 2011.

Table 4 shows loan balances by loan type at December 31, 2010 and at the end of the four prior quarters.  Table 5 distributes the loans by the geographic regions from which the loans are serviced.  The following discussion provides an overview of the composition of the portfolio.

Table 4

DISTRIBUTION OF LOANS AND LEASES BY TYPE

	2010				2009
	December 31	September 30	June 30	March 31	December 31
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$279,422	$281,187	$283,383	$282,656	$294,610
Agricultural	3,450	2,528	2,130	1,980	1,152
Equipment leases	19,407	21,094	22,608	24,090	23,067
Total commercial, financial and agricultural	302,279	304,809	308,121	308,726	318,829
Commercial real estate:
Commercial construction, land and land development(1)	315,079	321,332	332,045	353,059	364,183
Other commercial real estate(2)	417,700	414,680	419,793	420,149	417,892
Total commercial real estate	732,779	736,012	751,838	773,208	782,075

Residential real estate:
Residential construction(1)	20,745	22,286	21,747	24,285	19,825
Residential mortgage(2)	263,472	266,402	271,792	272,334	270,967
Total residential real estate:	284,217	288,688	293,539	296,619	290,792

Consumer, installment and single pay:
Consumer	54,934	57,626	60,933	62,483	66,794
Other	9,849	9,690	8,499	9,718	12,005
Total consumer, installment and single pay	64,783	67,316	69,432	72,201	78,799
Total	$1,384,058	$1,396,825	$1,422,930	$1,450,754	$1,470,495
(1) Included in the category “Real estate - construction”
(2) Included in the category “Real estate - mortgage”

Table 5

GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	Year Ended December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$206,587	$63,044	$9,791	$279,422
Agricultural	2,181	1,269	0	3,450
Equipment leases	0	19,407	0	19,407
Total commercial, financial and agricultural	208,768	83,720	9,791	302,279
Commercial real estate:
Commercial construction, land and land development(1)	120,445	67,591	127,043	315,079
Other commercial real estate(2)	195,047	166,983	55,670	417,700
Total commercial real estate	315,492	234,574	182,713	732,779

Residential real estate:
Residential construction(1)	7,551	6,802	6,392	20,745
Residential mortgage(2)	116,296	95,748	51,428	263,472
Total residential real estate	123,847	102,550	57,820	284,217

Consumer, installment and single pay:
Consumer	28,880	24,925	1,129	54,934
Other	710	9,139	0	9,849
Total consumer, installment and single pay	29,590	34,064	1,129	64,783
Total	$677,697	$454,908	$251,453	$1,384,058
Percent of total	49%	33%	18%	100%
(1) Included in the category “Real estate - construction”
(2) Included in the category “Real estate - mortgage”

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total

Commercial, financial and agricultural:
Commercial and industrial	$210,563	$59,495	$24,552	$294,610
Agricultural	238	914	0	1,152
Equipment leases	0	23,067	0	23,067
Total commercial, financial and agricultural	210,801	83,476	24,552	318,829
Commercial real estate:
Commercial construction, land and land development(1)	128,003	81,642	154,538	364,183
Other commercial real estate(2)	172,598	191,214	54,080	417,892
Total commercial real estate	300,601	272,856	208,618	782,075

Residential real estate:
Residential construction(1)	7,831	4,408	7,586	19,825
Residential mortgage(2)	121,408	103,000	46,559	270,967
Total residential real estate	129,239	107,408	54,145	290,792

Consumer, installment and single pay:
Consumer	32,578	32,489	1,727	66,794
Other	2,524	9,481	0	12,005
Total consumer, installment and single pay	35,102	41,970	1,727	78,799
Total	$675,743	$505,710	$289,042	$1,470,495
Percent of total	46%	34%	20%	100%
(1) Included in the category “Real estate - construction”
(2) Included in the category “Real estate - mortgage”

The portfolio of Commercial and Industrial (“C and I”) loans decreased $15.2 million, or 5.2 percent, from December 31, 2009, to December 31, 2010, as a result of economic and portfolio conditions discussed above.

The C and I loan portfolio is diversified over a range of industries, including construction (11.4 percent), manufacturing (13.7 percent), healthcare (5.4 percent), retail trade (9.4 percent) real estate (9.1 percent), and agriculture (4.6 percent).  Approximately 73.9 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

Approximately 52.9 percent of the total loan portfolio is comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of the Commercial Real Estate loan portfolio, which was impacted by charge-offs and foreclosures during 2009 and 2010.  Management expects the economic and portfolio conditions discussed above to limit this type of lending in the immediate future, particularly in Northwest Florida.

Table 6 shows the composition of our real estate – construction portfolio at December 31, 2010, distributed by the geographic region in which the loans are serviced.

Table 6

GEOGRAPHIC DISTRIBUTION OF REAL ESTATE - CONSTRUCTION

	Year Ended December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$28,979	$2,107	$7,524	$38,610
Residential	7,551	6,802	6,392	20,745
Land development	37,379	41,037	71,038	149,454
Land	53,818	23,172	48,481	125,471
Other	269	1,275	0	1,544
Total	$127,996	$74,393	$133,435	$335,824
Percent of total	38%	22%	40%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$23,724	$4,041	$763	$28,528
Residential	7,831	4,408	7,586	19,825
Land development	40,300	51,604	83,090	174,994
Land	63,634	24,687	70,085	158,406
Other	345	1,310	600	2,255
Total	$135,834	$86,050	$162,124	$384,008
Percent of total	35%	23%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 43 percent of land and land development loans are serviced by the Florida region.  The increase in commercial construction loans in Southern Alabama and Northwest Florida resulted primarily from efforts to rehabilitate problem assets and improve the value of problem assets.

Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that is adequate to absorb inherent losses in our loan and lease portfolio. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio and adjusting the allowance when appropriate. Risk management procedures are in place to assist in identifying potential problem loans and leases. In establishing the allowance, loss percentages are applied to groups of loans and leases with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, economic factors and other risk factors. The amount of the allowance is affected by: (i) loan and lease charge-offs, which decrease the allowance; (ii) recoveries on loans and leases previously charged-off, which increase the allowance; and (iii) the provisions for loan and lease losses charged to income, which increase the allowance.

Management’s evaluation of each loan or lease includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, and possible risks associated with concentrations of credit. The loan and lease review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. Each quarter this review is quantified in a report prepared by loan review officers and delivered to Management, which uses the report to determine whether any adjustments to the allowance for loan and lease losses are appropriate. Management submits these quarterly reports to BancTrust’s Board of Directors.

Table 7 sets forth certain information with respect to our average loans and leases, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2010.

Table 7

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$45,905	$30,683
Balance of acquired bank	0	0
Balance sold	0	0
Charge-offs:
Commercial, financial and agricultural	1,085	4,152
Commercial real estate	6,196	15,069
Residential	3,082	2,819
Consumer	603	1,347
Total charge-offs	10,966	23,387
Recoveries:
Commercial, financial and agricultural	196	685
Commercial real estate	101	246
Residential	55	28
Consumer	340	275
Total recoveries	692	1,234
Net charge-offs	10,274	22,153
Provision charged to operating expense	12,300	37,375
Allowance for loan and lease losses – Balance at end of year	$47,931	$45,905
Loans and leases at end of year, net of unearned income	$1,383,285	$1,468,588
Ratio of ending allowance to ending loans and leases	3.47%	3.13%
Average loans and leases, net of unearned income	$1,423,131	$1,507,864
Non-performing loans and leases	103,084	114,837
Ratio of net charge-offs to average loans and leases	0.72%	1.47%
Ratio of ending allowance to total non-performing loans and leases	46.50%	39.97%

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$23,775	$16,328	$14,013
Balance of acquired bank	0	6,740	0
Balance sold	(345)	0	0
Charge-offs:
Commercial, financial and agricultural	1,769	2,170	1,797
Real estate- construction	5,218	8,831	7
Real estate - mortgage	1,492	876	518
Installment	809	828	316
Total charge-offs	9,288	12,705	2,638
Recoveries:
Commercial, financial and agricultural	295	476	159
Real estate - construction	122	95	0
Real estate - mortgage	310	63	43
Installment	554	343	157
Total recoveries	1,281	977	359
Net charge-offs	8,007	11,728	2,279
Provision charged to operating expense	15,260	12,435	4,594
Allowance for loan and lease losses – Balance at end of year	$30,683	$23,775	$16,328
Loans and leases at end of year, net of unearned income	$1,533,806	$1,632,676	$1,004,735
Ratio of ending allowance to ending loans and leases	2.00%	1.46%	1.63%
Average loans and leases, net of unearned income	$1,560,017	$1,147,714	$999,034
Non-performing loans and leases	72,499	36,026	15,293
Ratio of net charge-offs to average loans and leases	0.51%	1.02%	.23%
Ratio of ending allowance to total non-performing loans and leases	42.32%	65.99%	106.77%

Net charge-offs were $10.3 million in 2010 compared to $22.2 million in 2009 and $8.0 million in 2008. The allowance for loan and lease losses as a percentage of loans was 3.47 percent at December 31, 2010, 3.13 percent at December 31, 2009 and 2.00 percent at December 31, 2008.

The allowance for loan and lease losses was increased to $47.9 million, or 3.47 percent of total loans and leases. Our coastal markets continue to be particularly affected by adverse economic conditions. Total nonperforming loans in our Gulf Coast markets were $71 million at December 31, 2010 as compared to $82 million at December 31, 2009. The provision charged to operating expense was $12.3 million in 2010 compared to $37.4 million in 2009. Loan charge-offs, changes in risk grades and adjustments to allocations on individual loans affected the allocation of the allowance for loan and lease losses. The allocation of the allowance for loan and lease losses by loan category (see table 8) from 2009 to 2010 was relatively unchanged.

Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases, and adjusts the allowance when appropriate. Management believes the current methodology used to determine the required level of reserves is adequate, and Management considered the allowance adequate at December 31, 2010. Deterioration of the credit quality of loans in our portfolio, especially loans along the immediate Gulf Coast, could lead to an increase in the provision for loan and lease losses in future periods.

Table 8

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2010		2009
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,429	21.84%	$5,631	21.68%
Commercial Real estate	31,431	52.94	29,926	53.18
Residential	6,669	20.54	6,593	19.78
Consumer	890	4.68	1,006	5.36
Unallocated	3,512	n/a	2,749	n/a
Total	$47,931	100.00%	$45,905	100.00%

	2008		2007		2006
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,028	22.76%	$5,363	23.25%	$3,962	19.52%
Real estate	23,581	71.73	15,637	70.57	11,643	75.02
Installment	2,074	5.51	2,775	6.18	723	5.46
Total	$30,683	100.00%	$23,775	100.00%	$16,328	100.00%

Non-Performing Assets

Non-performing assets include accruing loans 90 days or more past due, loans on non-accrual including restructured loans on non-accrual, and other real estate owned. Loans are classified as non-accrual by Management upon the earlier of: (i) a determination that collection of interest is doubtful; or (ii) the time at which such loans become 90 days past due unless collateral or other circumstances reasonably assure full collection of principal and interest.

Table 9 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, restructured loans on non-accrual, and other real estate owned. Non-performing assets were $185.5 million at year-end 2010 compared to $167.0 million at year-end 2009. Restructured loans on non-accrual at December 31, 2010 were $3.1 million compared to $0 at December 31, 2009. Management classifies loans as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. All of our restructured loans at December 31, 2009 were accruing interest. At December 31, 2010, we had $3.4 million in restructured loans which were accruing interest and which we consider performing.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of December 31, 2010 and 2009, the allowance for loan and lease losses allocated to restructured loans totaled $281 thousand and $877 thousand, respectively.

Non-performing loans decreased to $103.1 million at December 31, 2010 from $114.8 million at December 31, 2009, primarily as a result of the foreclosure of collateral securing real estate loans. As previously discussed, the real estate markets along our Gulf Coast region have experienced a substantial slow-down. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans increased to 3.47 percent at December 31, 2010 from 3.13 percent at December 31, 2009.  (see Table 7).

Table 9

SUMMARY OF NON-PERFORMING ASSETS

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Accruing loans 90 days or more past due:
Commercial and industrial loans	$0	$0	$0	$18	$0
Consumer loans	0	0	1	7	0
Total accruing loans 90 days or more past due	0	0	1	25	0

Loans on non-accrual:
Construction, land development and other land loans	68,617	79,820	56,884	27,329	8,867
1-4 family residential loans	16,971	16,377	8,229	3,131	2,754
Multifamily residential loans	1,773	754	0	0	0
Non-farm non-residential property loans	8,332	11,447	4,298	4,927	2,848
Commercial and industrial loans	3,883	5,753	2,316	217	447
Consumer loans	420	686	750	397	377
Other loans	0	0	21	0	0
Total loans on non-accrual	99,996	114,837	72,498	36,001	15,293

Restructured loans on non-accrual:
Construction, land development and other land loans	2,596	0	0	0	0
1-4 family residential loans	435	0	0	0	0
Non-farm non-residential property loans	0	0	0	0	0
Consumer loans	57	0	0	0	0
Total restructured loans	3,088	0	0	0	0

Total non-performing loans	103,084	114,837	72,499	36,026	15,293

Other real estate owned:
Construction, land development and other land	71,097	46,575	46,252	10,648	0
1-4 family residential properties	4,390	2,634	1,638	758	0
Multi-family residential properties	3,499	0	0	0	0
Non-farm non-residential properties	3,433	2,976	3,012	3,118	1,250
Total other real estate owned	82,419	52,185	50,902	14,524	1,250

Total non-performing assets	$185,503	$167,022	$123,401	$50,550	$16,543
Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%
Total non-performing loans as a percentage of loans and leases	7.45%	7.82%	4.73%	2.21%	1.52%
Total non-performing assets as a percentage of loans, leases and other real estate owned	12.66%	10.98%	7.79%	3.07%	1.64%

Table 10 contains a breakdown by location of non-performing assets at December 31, 2010 and 2009.

Table 10

GEOGRAPHIC DISTRIBUTION OF NON-PERFORMING ASSETS

	Non-Performing Loans	Other Real Estate Owned	Total	Percentage of Total
December 31, 2010	(Dollars in thousands)
Central Alabama	$19,793	$17,366	$37,159	20%
South Alabama	11,662	3,319	14,981	8%
Northwest Florida	71,023	51,546	122,569	66%
Other	606	10,188	10,794	6%
Total	$103,084	$82,419	$185,503	100%

	Non-Performing Loans	Other Real Estate Owned	Total	Percentage of Total
December 31, 2009	(Dollars in thousands)
Central Alabama	$25,827	$6,152	$31,979	19%
South Alabama	4,731	2,487	7,218	4%
Northwest Florida	81,951	32,879	114,830	69%
Other	2,328	10,667	12,995	8%
Total	$114,837	$52,185	$167,022	100%

The impact of non-accrual loans on interest income over the past five years is shown in Table 11. Not included in the table are potential problem loans totaling $101.5 million at December 31, 2010 with a related allowance of $9.1 million. These loans are primarily construction and land development loans. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Table 11

INTEREST INCOME EFFECT OF NON-ACCRUAL LOANS

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Principal balance at December 31,	$103,084	$114,837	$72,498	$36,001	$15,293
Interest that would have been recorded under original terms for the years-ended December 31,	$5,735	$7,344	$6,556	$2,374	$1,211
Interest actually recorded in the financial statements for the years-ended December 31,	$724	$1,567	$2,493	$1,816	$452

Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses

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

Loans subject to criticism through the Company’s risk grading process totaled $252.7 million at December 31, 2010, a figure representing 18.3 percent of total loans, and a decrease of $2.0 million from December 31, 2009.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

Management classifies certain loans as criticized loans.  Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors Management considers to raise doubt as to the borrower’s willingness and ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides an update on information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral and allows us to closely monitor insufficient collateral positions and make necessary changes to loss reserve allocations. Real estate collateral is valued primarily based on outside appraisals although some real estate collateral is based on an internal evaluation.  Real estate collateral values are updated periodically.

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $6.5 million, which represented 59.5 percent of total charge-offs, during 2010.

In order to monitor the movement in collateral values for real properties in the Northwest Florida region, Management undertook a study in 2010 to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management was able to discount prior appraisals in order to estimate current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation.

The majority of criticized loans in the Central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The majority of criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas, which also saw declines in real estate values.  Management engaged an outside consultant to analyze average deteriorations in real property values in order to apply discounts to prior appraisals to determine current property values and to more closely monitor declines in real estate values in other geographic areas.  This analysis is being used by Management in determining loss reserve allocations for these specific loans.

Table 12 shows the composition of criticized loans at December 31, 2010 and 2009, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 57% of the total criticized loans.  Approximately 56% of criticized loans are serviced by Florida, with 70% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

Table 12

CRITICIZED LOANS

	Year Ended December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,087	$3,585	$3,938	$26,610
Residential construction	321	369	1,173	1,863
Commercial construction, land and land development	28,804	16,284	100,179	145,267
Other commercial real estate	9,916	10,572	16,280	36,768
Agricultural	97	0	0	97
Residential mortgage	10,560	9,184	20,784	40,528
Consumer	779	736	78	1,593
Equipment leases	0	0	0	0
Total	$69,564	$40,730	$142,432	$252,726
Percent of total	28%	16%	56%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$22,623	$3,538	$3,535	$29,696
Residential construction	700	386	865	1,951
Commercial construction, land and land development	26,686	26,857	97,920	151,463
Other commercial real estate	4,982	16,438	11,317	32,737
Agricultural	67	190	0	257
Residential mortgage	6,874	11,678	17,577	36,129
Consumer	856	1,327	94	2,277
Equipment leases	0	245	0	245
Total	$62,788	$60,659	$131,308	$254,755
Percent of total	25%	24%	51%	100%

Table 13 shows the composition of the criticized construction, land, and land development loans at December 31, 2010 and 2009, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Florida region, and are primarily land and land development loans.

Table 13

CRITICIZED CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS

	Year Ended December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,524	$8,999
Residential	321	369	1,173	1,863
Land development	13,786	14,297	60,604	88,687
Land	13,543	1,987	32,051	47,581
Other	0	0	0	0
Total	$29,125	$16,653	$101,352	$147,130
Percent of total	20%	11%	69%	100%

	Year Ended December 31, 2009
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$2,746	$437	$3,183
Residential	700	386	865	1,951
Land development	11,321	21,392	65,623	98,336
Land	15,365	2,042	31,743	49,150
Other	0	677	117	794
Total	$27,386	$27,243	$98,785	$153,414
Percent of total	18%	18%	64%	100%

We experienced a decline in total criticized construction, land, and land development loans from December 31, 2009 to December 31, 2010, primarily attributable to a decline in criticized construction, land, and land development loans in the Central Alabama market as we moved criticized loans through the problem loan resolution process.

The allowance for loan and lease losses represented 46.50 percent of non-performing loans and leases at December 31, 2010 and 39.97 percent of non-performing loans and leases at December 31, 2009. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.47 percent at December 31, 2010 and 3.13 percent at December 31, 2009. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at December 31, 2010 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various loan categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $15.188 million, or 5.2 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $3.450 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $2.298 million, or 199.4 percent, from December 31, 2009 to December 31, 2010, as a result of new lending activity in Central Alabama.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $3.660 million, or 15.9 percent, from December 31, 2009 to December 31, 2010.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased and are paying down at a significant rate.

Commercial Real Estate loans include commercial construction, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $49.104 million, or 13.5 percent, from December 31, 2009 to December 31, 2010, primarily as a result of chargeoffs, foreclosures, and paydowns.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $192 thousand, or 0.05 percent, from December 31, 2009 to December 31, 2010, a change not considered significant.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed single family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $920 thousand, or 4.6 percent, from December 31, 2009 to December 31, 2010, primarily as a result of increased loans to builders in the Central and Southern Alabama areas to construct speculative and pre-sold single family entry-level residential homes.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $7.495 million, or 2.8 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $11.860 million, or 17.8 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2009.

Other loans comprise primarily loans to municipalities to fund operating expenses due to timing differences and capital projects.  The portfolio of other loans decreased $2.156 million, or 18.0 percent, from December 31, 2009 to December 31, 2010, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by breaking down the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at December 31, 2010 and 2009 for each specific category.  Commercial real estate continued to be our largest loan category at December 31, 2010, comprising 54.5 percent of total loans.  Commercial real estate also represented the majority of non-performing loans at 78.8 percent, with approximately 66.0 percent of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in the Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

Table 14

DETAILED RISK PROFILE OF LOAN PORTFOLIO

	December 31, 2010		December 31, 2009
	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.7%	2.1%	0.7%
Churches	1.6%	0.0%	1.3%	0.0%
Hotels	2.3%	0.0%	2.4%	0.0%
Office buildings	6.9%	3.7%	7.3%	2.6%
Shopping centers	3.2%	1.6%	2.2%	1.8%
Warehouses	3.3%	1.1%	2.8%	1.0%
Convenience stores	2.0%	0.0%	1.7%	0.1%
Healthcare	1.4%	0.0%	1.3%	0.0%
Commercial development	2.8%	1.4%	2.2%	5.9%
Other owner-occupied commercial real estate	3.5%	1.0%	2.8%	0.6%
Other commercial real estate	3.2%	0.5%	3.4%	0.8%
Total Investment Property	32.3%	11.0%	29.5%	13.5%

1-4 family construction	1.5%	1.8%	1.3%	1.3%
Total 1-4 Family Properties	1.5%	1.8%	1.3%	1.3%

Land acquisition & development	10.8%	40.3%	11.9%	46.1%
Vacant land/non-development	7.2%	19.7%	8.1%	14.0%
Vacant land/future development	1.7%	5.8%	2.7%	5.2%
Farmland & timberland	1.0%	0.2%	0.9%	0.0%
Total Land Portfolio	20.7%	66.0%	23.6%	65.3%

Total Commercial Real Estate	54.5%	78.8%	54.4%	80.1%

Commercial & Industrial Portfolio	20.2%	3.7%	20.0%	5.0%
Total Commercial and Industrial Loans	20.2%	3.7%	20.0%	5.0%

Home equity	3.5%	1.1%	3.6%	0.3%
Residential mortgages	15.5%	15.8%	14.8%	14.0%
Consumer loans	4.0%	0.5%	4.5%	0.6%
Total Retail	23.0%	17.4%	22.9%	14.9%

Agricultural loans	0.2%	0.1%	0.1%	0.0%
Other loans	0.7%	0.0%	1.0%	0.0%
Equipment leases	1.4%	0.0%	1.6%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Securities

GAAP requires that securities be classified into one of three categories: held to maturity, available for sale or trading. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2010, all of our securities were stated at estimated fair value since they were in the available for sale category. At December 31, 2010, we held no trading securities or securities classified as held to maturity.

The Company recorded an impairment charge in earnings related to potential credit loss of $400 thousand in 2009 related to one investment security. No additional loss was recorded in 2010. The Company has credit support from subordinate tranches of this security, but the Company has concluded that its unrealized loss position is other-than-temporary. The impairment amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management continues to closely monitor this security. The security has an estimated fair value of $3.6 million and an unrealized loss of $781 thousand at December 31, 2010. The Company did not record any impairment charges in earnings related to this security in 2010 and the Company does not believe that any non-credit other-than-temporary impairments exist related to its other investment securities. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

The maturities and weighted-average yields of securities available for sale at December 31, 2010, are presented in Table 15 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax-exempt obligations. Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

Table 15

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available for sale
U.S. Treasury securities	$300	5.05%	$100	0.83%	$0	0.00%	$0	0.00%	$400	4.00%
U.S. Government sponsored enterprises	30,400	2.42	33,031	2.06	10,961	1.35	9,145	1.24	83,537	2.01
State and political subdivisions	1,025	6.94	1,230	6.66	125	8.02	0	0.00	2,380	6.85
Mortgage-backed securities	0	0.00	0	0.00	0	0.00	0	0.00	341,648	2.91
Total securities available for sale	$31,725	2.59%	$34,361	2.22%	$11,086	1.43%	$9,145	1.24%	$427,965	2.76%

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2010, 2009 and 2008 are presented in the following table.

Table 16

AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES

	2010		2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$400	$405	$1,437	$1,454	$798	$830
U.S. Government sponsored enterprises	83,537	82,433	36,254	36,101	28,660	29,754
State and political subdivisions	2,380	2,402	14,576	14,681	30,613	30,940
Other investments	0	0	0	0	2,909	2,909
Mortgage-backed securities	341,648	340,320	209,949	209,598	155,502	157,446
Total securities available for sale	$427,965	$425,560	$262,216	$261,834	$218,482	$221,879

Deposits and Short-Term Borrowings

Total deposits at year-end 2010 increased $211.4 million, or 12.8 percent, from year-end 2009. All categories of deposits experienced growth in 2010 with the greatest growth occurring in the time deposit categories. BancTrust has not promoted deposit growth through aggressive rate campaigns, but rather relies on superior customer service and products to retain existing customers and attract new ones. Additionally, we believe that increased FDIC insurance limits have been a contributing factor leading to the growth in deposits. The mix of deposits from 2009 to 2010 has remained relatively unchanged. Average deposits increased from $1.726 billion in 2009 to $1.773 billion in 2010, as the Company sought to maintain its deposit base during the turbulent year. All deposit categories experienced growth in average balances except interest-bearing demand deposits which decreased $2.2 million in part due to customers moving into time deposits for higher rates. Average deposits increased $20.1 million in 2009 compared to 2008.

We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 71.7 percent and 73.8 percent at year-end 2010 and 2009, respectively. However, a significant amount of our certificates of deposit which are defined in the industry as non-core, are held by long-time customers. These deposits are classified by the regulatory agencies as non-core because the amounts exceed $100,000. While our primary deposit-taking emphasis focuses on attracting and retaining core deposits from customers who will also use our other products and services, we have from time to time found it necessary to use non-core funding sources such as large certificates of deposit and other borrowed funds. This has not been the case in recent years, and we do not currently need to access additional non-core funding sources such as brokered deposits, as internally generated funds are supplying our liquidity needs. During the first nine months of 2010, we replaced brokered deposits and FHLB borrowings as they matured, as we sought to maintain our liquidity. Toward the end of 2010, with strong deposit growth combined with low loan demand, we repaid the one brokered deposit which matured during the period, and we plan to repay brokered deposits and FHLB borrowings as they mature if liquidity allows.  During 2011, $22 million of our FHLB borrowings and all $31.7 million of our brokered deposits mature.

Table 17

AVERAGE DEPOSITS

	Average for the Year
	2010		2009		2008
	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand deposits	$224,411		$212,729		$221,781
Interest-bearing demand deposits	494,183	0.51%	496,429	0.62%	554,562	1.35%
Savings deposits	132,521	0.68	119,823	0.79	109,834	1.01
Time deposits	921,479	1.84	896,769	2.67	819,451	3.83
Total average deposits	$1,772,594		$1,725,750		$1,705,628

Table 18 reflects maturities of time deposits of $100,000 or more, including brokered deposits, at December 31, 2010. Deposits of $528.7 million in this category represented 28.3 percent of total deposits at year-end 2010, compared to $432.9 million representing 26.2 percent of total deposits at year-end 2009.

Table 18

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2010
Under 3 Months	3-6 Months	7-12 Months	Over 12 Months	Total
(Dollars in thousands)
$191,765	$96,151	$171,680	$69,060	$528,656

Short-term borrowings include three items: (1) federal funds purchased; (2) borrowings from the FHLB; and (3) a note payable secured by the stock of our subsidiary bank. Almost all of our short-term borrowings in 2009 and all of our short-term borrowings in 2010 were related to a loan obtained to finance part of our purchase of The Peoples BancTrust Company. In 2007, we obtained a $38 million term loan which we used to finance a portion of the purchase price for Peoples. On December 20, 2008 we prepaid $18 million of the loan. This loan matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.0 million was due on April 16, 2011.  We were required to begin making quarterly principal payments of $833 thousand, in addition to quarterly interest payments, on April 16, 2011. The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable.  We have received written confirmation from the servicer of this loan that the FDIC has approved a modification and extension of the loan pursuant to which our initial required principal payments are deferred from April 2011 to January 2012. We have received Federal Reserve approval of this modification. Pursuant to this modification, we will be required to make a $10 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.25 million.  The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the $10.0 million principal reduction payment, the interest rate will be the prime rate as reported in The Wall Street Journal.  In order to make the January 2012 principal payments and satisfy its other obligations under this note, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  Any renewal or extension of the note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. This loan is secured by our stock in the Bank and requires quarterly interest payments. The Company is in compliance with all of the loan covenants. This loan was classified as long-term debt in periods prior to 2009.

Our goal is to be in a net sold position overnight, and we have generally been successful in this for the last 3 years. We sold, on average, overnight funds of $109.2 million during 2010 while average short-term borrowings were $20.0 million. We did not access our federal funds lines in 2010 and accessed these lines only one day in 2009.

Table 19

SHORT-TERM BORROWINGS

	2010			2009			2008
	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate
	(Dollars In thousands)
Federal funds purchased	$0	$0	0.00%	$0	$27	0.76%	$6,400	$1,296	2.55%
Securities sold under agreement to repurchase	0	0	0.00	0	0	0.00	8,069	2,010	1.33
Bank loan	20,000	20,000	5.13	20,000	20,005	5.07	0	0	0.00
Other	0	0	0.00	0	0	0.00	0	0	0.00
Total short-term borrowings		$20,000	5.13%		$20,032	5.07%		$3,306	1.81%

FHLB Advances and Long-term Debt

We use FHLB advances as an alternative to other funding sources with similar maturities. FHLB advances are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. Our FHLB advances totaled $57.9 million at December 31, 2010 compared to $58.2 million as of December 31, 2009. We use our long-term FHLB advances primarily to fund loan originations. During 2007, we repaid FHLB advances as they matured in an effort to reduce our dependency on these types of funds. We acquired $45.1 million in FHLB advances in the Peoples purchase in 2007. During 2008, 2009 and 2010, we replaced most of our maturing FHLB advances with new advances.

Of our outstanding FHLB advances at December 31, 2010, $22.0 million had variable interest rates and $35.9 million had fixed interest rates. Note 11 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Capital Trust I (the “Trust”), which the Trust purchased with the $18 million proceeds of trust preferred securities it sold to investors. The note payable matures in December 2033. We pay interest on the note to the Trust, and the Trust pays dividends on the trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for an acquisition we completed in 2003. We have had the option to repay all or part of the note payable since December 2008.

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

Contractual Obligations

Table 20 presents information about our contractual obligations at December 31, 2010.

Table 20

CONTRACTUAL OBLIGATIONS

	One Year or Less	Over One to Three Years	Four to Five Years	More Than Five Years	Total
	(Dollars in thousands)
FHLB advances and long-term debt(1)	$22,000	$25,045	$9,261	$36,498	$92,804
Operating leases	444	1,579	1,890	7,061	10,974
Tax contingencies	541	304	31	0	876
Contributions to pension plan	1,084	0	0	0	1,084
Certificates of deposit	855,996	118,489	7,932	10,941	993,358
Total	$880,065	$145,417	$19,114	$54,500	$1,099,096

(1)
Refer to Note 11 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2010 was $23.0 million, and that sum represents the Company’s maximum credit risk. At December 31, 2010, the Company had $230 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Table 21 presents information about our off-balance sheet arrangements at December 31, 2010.

Table 21

OFF-BALANCE SHEET ARRANGEMENTS

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Lines of credit — unused	$191,488	$40,826	$7,371	$239,685
Standby letters of credit	17,747	5,280	0	23,027
Total	$209,235	$46,106	$7,371	$262,712

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

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 22, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities at December 31, 2010, we would expect a net increase in net interest income of $1.5 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $3.6 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

Liquidity

Liquidity represents the ability of a bank to meet its funding needs with its available sources of funds. It represents our ability to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, interest-bearing deposits, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we had available at December 31, 2010, federal funds lines of credit of $40.0 million and availability on FHLB lines of credit of $26.9 million. Our availability on our existing FHLB line of credit has been adversely impacted by new collateral standards issued by the FHLB and by our higher level on non-performing assets. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements, when appropriate, corrective measures in the event certain liquidity parameters are exceeded.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay dividends in the amount of $6 million to BancTrust in 2010, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  Management may request approval for additional Bank and holding company dividends as needed during the year. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part. Additionally, a $10 million principal payment on BancTrust’s $20 million note payable secured by the stock of the Bank is due on January 1, 2012, and we are required to make quarterly principal payments of $1.25 million beginning in January 2012. In order to satisfy these principal payments, BancTrust must either complete an equity offering prior to January 2012 in a sufficient amount to enable repayment, renew the note payable or obtain a new loan. The FDIC as Receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.  We believe that completing an equity offering sufficient to repay the note is the best option at this time; however, we intend to seek FDIC and Federal Reserve approval for a modification of the note, if needed, to defer the required principal payments to give us sufficient time to complete an equity offering.  Management will continue to analyze its options for repayment, renewal or replacement of this note payable over the ensuing months and undertake what it deems to be the Company’s best available course of action within the required timeframe.

On November 10, 2010, we entered into a Standby Equity Distribution Agreement (the “Standby Agreement”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.  Pursuant to the Standby Agreement, YA Global has agreed to purchase up to $15 million of newly issued common stock of the Company in increments of not more than $250 thousand weekly if notified to do so by the Company in accordance with the terms and conditions of the Standby Agreement. The Standby Agreement  includes the following provisions regarding the sale of our common shares to YA Global:

●	We may not sell, in the aggregate, more than 19.9% of the total outstanding shares of the Company’s Common Stock at the date of the Standby Agreement.

●	YA Global may not hold more than 4.9% of the Company’s total shares outstanding at any time.

●	Each advance must be preceded by at least 5 trading days since the previous advance.

●	YA Global will pay 96.0% of the market price, as defined in the Standby Agreement , for our common stock purchased under the Standby Agreement.

●	We may not require YA Global to purchase our common stock when BancTrust is in possession of material nonpublic information.

Unless terminated earlier, the Standby Agreement will terminate automatically on the earlier of November 10, 2012 or the date on which the aggregate purchases by YA Global under the Standby Agreement total $15 million.

During 2010, we did not issue common stock under the Standby Agreement; however, through March 25, 2011, we have raised $750 thousand through the sale of 297 thousand shares of our common stock to YA Global pursuant to the Standby Agreement.

Our Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities.

Cash flows from operating activities provided $22.9 million in 2010 compared to $1.7 million used in 2009 and $32.1 million provided in 2008.

Net cash from investing activities used $243.0 million in 2010 primarily due to the increase in interest-bearing deposits and securities available-for-sale. Net cash from investing activities provided $8.7 million in 2009 primarily due to the decrease in loans and the decrease in interest-bearing deposits.

Net cash provided by financing activities was $208.6 million in 2010, primarily due to the increase in deposits of $211.4 million in 2010. Net cash used in financing activities was 12.5 million in 2009 and compared to $152.5 million in 2008, due primarily to the decrease in deposits of $9.0 million in 2009 and $165.4 million in 2008.

The net decrease in cash and cash equivalents was $11.4 million in 2010, compared to a net decrease of $5.4 million in 2009 and a net decrease of $74.9 million in 2008.

Interest Rate Sensitivity

Management attempts to maintain a proper balance between the growth of net interest revenue and the risks that might result from significant changes in interest rates in the market by monitoring our interest rate sensitivity. One tool for measurement of this risk is gap analysis, whereby the repricing of assets and liabilities is compared within certain time categories. By identifying mismatches in repricing opportunities within a time category, we can identify interest rate risk. The interest sensitivity analysis presented in Table 22 is based on this type of gap analysis, which assumes that rates earned on interest-earning assets and rates paid on interest-bearing liabilities will move simultaneously in the same direction and to the same extent. However, the rates associated with these assets and liabilities typically change at different times and in varying amounts.

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

At December 31, 2010, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 90 percent, and our twelve-month cumulative gap position was 68 percent. Our three-month cumulative gap position was within the range established by Management as acceptable, but our one-year position was slightly out of the range. Our three-month gap position indicates that, in a period of rising interest rates, each $0.90 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to decrease during the three-month period of rising rates, as interest expense increases would exceed increases in interest income. Likewise, our twelve-month gap position indicates that each $0.68 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Because rates on liabilities are near historic lows, a further decrease in rates would probably not result in an increase in net interest revenue. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in corresponding amounts.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2010. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Collateralized Mortgage Obligations, which are amortizing investment securities, are included in the period for which principal payments are scheduled to be made. Mortgage-Backed Securities, which are also amortizing investment securities, are included in the period matching their expected average life. Non-amortizing investment securities are included in the period in which they are scheduled to mature. Fixed-rate certificates of deposit are presented according to contractual maturity dates and variable rate certificates of deposit are included in the period in which their interest rates are eligible for adjustment.

Table 22

INTEREST SENSITIVITY ANALYSIS

	December 31, 2010
	Interest Rate Sensitive Within (Cumulative)			Non-Interest Rate Sensitive Within 5
	3 Months	3-12 Months	1-5 Years	Years	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans and leases(1)	$642,563	$764,316	$1,240,590	$143,468	$1,384,058
Less unearned income	0	0	0	(773)	(773)
Less allowance for loan and lease losses	0	0	0	(47,931)	(47,931)
Net loans	642,563	764,316	1,240,590	94,764	1,335,354
Investment securities(2)	56,816	76,408	343,157	82,403	425,560
Interest-bearing deposits in other financial institutions	144,022	144,022	144,022	0	144,022
Total interest-earning assets	$843,401	$984,746	$1,727,769	$177,167	$1,904,936
INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$224,703	$224,703
Interest-bearing demand deposits	505,006	505,006	505,006	0	505,006
Savings deposits(3)	0	0	0	141,738	141,738
Large denomination time deposits	202,763	464,882	528,656	0	528,656
Other time deposits	158,244	402,717	464,121	581	464,702
Short-term borrowings	20,000	20,000	20,000	0	20,000
FHLB advances and long-term debt	56,021	56,021	90,327	2,477	92,804
Total interest-bearing liabilities	$942,034	$1,448,626	$1,608,110	$369,499	$1,977,609
Interest rate sensitivity gap	$(98,633)	$(463,880)	$119,659
Interest-earning assets/interest-bearing liabilities	.90	.68	1.07
Interest rate sensitivity gap/interest-earning assets	(.12)	(.47)	.07

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.

(2)	Mortgage-backed securities, which do amortize, are included in the period matching their expected average life.

(3)
Savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) was $159.3 million at December 31, 2010 compared to $157.0 million at December 31, 2009 and $182.5 million at December 31, 2008. At year-end 2010, our Tier 1 capital ratio was 12.71%, an increase from 11.81% at year-end 2009. Both of the increases from 2009 to 2010 were caused by the increase in our capital which resulted in part from our net income in 2010.

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

We used $18 million of the $50 million in Capital Purchase Program proceeds to repay a portion of the bank loan related to the Peoples acquisition. We contributed $30 million in capital to the Bank in early 2009.

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

Our leverage ratio, defined as Tier 1 capital divided by quarterly average assets, was 9.11% at year-end 2010 compared to 9.73% at year-end 2009. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 12.71 percent and 13.98 percent, respectively, at December 31, 2010. We exceeded the minimum risk-based capital guidelines at December 31, 2010, 2009 and 2008. The minimum guidelines are shown in Table 23. (Additional information is included in Note 16 of Notes to Consolidated Financial Statements).

Table 23

RISK-BASED CAPITAL

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Tier 1 capital —
Preferred stock	$48,140	$47,587	$47,085
Tangible common shareholders’ equity	115,530	111,501	137,895
Payable to business trust	33,000	33,000	33,000
Total Tier 1 capital	$196,670	$192,088	$217,980
Tier 2 capital —
Allowable portion of the allowance for loan losses	$19,670	$20,601	$21,377
Total capital (Tier 1 and Tier 2)	$216,340	$212,689	$239,357
Risk-adjusted assets	$1,547,666	$1,626,634	$1,703,026
Quarterly average assets	2,158,574	1,975,164	1,965,114
Risk-based capital ratios:
Tier 1 capital	12.71%	11.81%	12.80%
Total capital (Tier 1 and Tier 2)	13.98%	13.08%	14.05%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	9.11%	9.73%	11.09%

The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels. At December 31, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 9.93%, a Tier 1 Capital to risk-weighted assets ratio of 13.91% and a total capital to risk-weighted assets ratio of 15.18%.

Results of Operations

Net Interest Revenue

Net interest revenue, the difference between amounts earned on interest-earning assets and the amounts paid on interest-bearing liabilities, is the most significant component of earnings for a financial institution. Major factors influencing net interest revenue are changes in interest rates, changes in the volume of assets and liabilities and changes in the asset/liability mix. Presented in Table 24 is an analysis of net interest revenue, weighted-average yields on interest-earning assets and weighted-average rates paid on interest-bearing liabilities for the past three years.

Net interest margin is net interest revenue, on a tax equivalent basis, divided by total average interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2010, on a tax equivalent basis, increased 31 basis points to 3.24 percent compared to 2.93 percent in 2009 and 3.40 percent in 2008. From mid-2004 through mid-2006, rising interest rates and a large increase in our loan volume resulted in an increase in our net yield. This trend continued until the Federal Reserve stopped increasing rates in mid-2006. The Federal Reserve’s monetary policy, combined with slower loan growth in 2006, resulted in yield reduction. In recent years, an increase in the amount of loans placed on non-accrual, further reduced our net interest margin. The rapid decrease in interest rates beginning in the third quarter of 2008 was a contributing factor as well. The current high volume of non-performing assets as of December 31, 2010, reduced our net interest margin by approximately 45 to 50 basis points in 2010.  Beginning in the second quarter of 2009, as our deposit base began to stabilize after the financial industry crisis in the Fall of 2008, we began reducing the rates paid on our deposits.  Also, as liquidity allowed, we increased the size of the investment portfolio in 2009. These factors contributed heavily to an improvement in our net interest margin in the third and fourth quarters of 2009. In 2010, we continued to reduce the rates paid on deposits and increased the size of our investment portfolio while seeking to maintain sufficient liquidity. Additionally, we have been able to  increase the yield of our loan portfolio as a result of our negotiating higher rates or floors on renewing loans.

Further cuts in interest rates, while not likely, could erode our margin by limiting our ability to offset point for point asset yield reductions with liability costs. Further liability cost reductions will be limited by competition for deposits as well as the inability to aggressively lower deposit rates below the already near historic low levels in some categories. Increases in interest rates could decrease our net interest margin if we are unable to reprice our interest-earnings assets sooner, and to a greater extent, than our interest-bearing liabilities.

Table 24

NET INTEREST REVENUE

	2010			2009			2008
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$328,163	3.21%	$10,522	$228,476	3.98%	$9,085	$193,012	5.19%	$10,024
Non-taxable securities	4,681	4.68	219	24,086	4.32	1,040	30,940	4.79	1,482
Total securities	332,844	3.23	10,741	252,562	4.01	10,125	223,952	5.14	11,506
Loans and leases(1)	1,423,131	5.14	73,079	1,507,864	5.01	75,559	1,560,017	6.15	95,887
Federal funds sold	0	0.00	0	0	0.00	0	18,883	2.14	404
Interest-bearing deposits	109,222	0.23	256	92,563	0.27	254	9,262	3.19	295
Total interest-earning assets	1,865,197	4.51	84,076	1,852,989	4.64	85,938	1,812,114	5.96	108,092
Non-interest-earning assets
Cash and due from banks	34,879			36,370			54,268
Premises and equipment, net	77,465			81,514			87,285
Other real estate owned, net	70,771			51,997			39,126
Other assets	63,806			46,416			40,432
Intangible assets, net	5,724			56,163			108,285
Allowance for loan and lease losses	(48,756)			(41,831)			(25,086)
Total	$2,069,086			$2,083,618			$2,116,424
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$626,704	0.54%	$3,395	$616,252	0.65%	$4,036	$664,396	1.29%	$8,581
Time deposits	921,479	1.84	16,960	896,769	2.67	23,933	819,451	3.83	31,409
Short-term borrowings	20,000	5.13	1,026	20,032	5.07	1,015	3,306	1.81	60
FHLB advances and long-term debt	92,938	2.46	2,290	93,164	3.32	3,091	135,823	5.26	7,138
Total interest-bearing liabilities	1,661,121	1.43	23,671	1,626,217	1.97	32,075	1,622,976	2.91	47,188
Non-interest-bearing liabilities
Non-interest bearing demand deposits	224,411			212,729			221,781
Other liabilities	16,730			20,914			21,942
	241,141			233,643			243,723
Shareholders’ equity	166,824			223,758			249,725
Total	$2,069,086			$2,083,618			$2,116,424
Net Interest Revenue		3.08%	$60,405		2.67%	$53,863		3.05%	$60,904
Net yield on interest-earning assets		3.24%			2.91%			3.36%
Tax equivalent adjustment		0.00			0.02			0.04
Net yield on interest-earning assets (tax equivalent)		3.24%			2.93%			3.40%

(1)
Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees of $408, $(72) and $403 for the years ended 2010, 2009 and 2008, respectively, are included in the interest amounts for loans.

Table 25 reflects the changes in our sources of taxable-equivalent interest income and expense between 2010 and 2009 and between 2009 and 2008. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2010 was $6.2 million higher than in 2009, caused by both a decrease attributable to volume of $2.3 million, primarily driven by the decrease in loans, and an increase of $8.5 million caused primarily by the decrease in rates we paid on deposits from 2009 to 2010.

Tax-equivalent net interest revenue in 2009 was $7.2 million lower than in 2008, caused by both a decrease attributable to volume of $1.8 million and a decrease of $5.4 million caused by the decline in rates from 2008 to 2009.

Table 25

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

	2010 Change From 2009			2009 Change From 2008
	Total	Increase (Decrease) Due to(1)		Total	Increase (Decrease) Due to(1)
	Change	Volume	Rate	Change	Volume	Rate
Interest revenue:	(Dollars in thousands)
Taxable securities	$1,437	$3,625	$(2,188)	$(939)	$1,555	$(2,494)
Non-taxable securities	(1,190)	(1,217)	27	(641)	(463)	(178)
Total securities	247	2,408	(2,161)	(1,580)	1,092	(2,672)
Loans and leases	(2,480)	(4,276)	1,796	(20,328)	(2,692)	(17,636)
Federal funds sold	0	0	0	(404)	0	(404)
Deposits	2	42	(40)	(41)	418	(459)
Total	(2,231)	(1,826)	(405)	(22,353)	(1,182)	(21,171)
Interest expense:
Interest-bearing demand and savings deposits	(641)	57	(698)	(4,545)	(338)	(4,207)
Other time deposits	(6,973)	466	(7,439)	(7,476)	2,212	(9,688)
Short-term borrowings	11	(2)	13	955	540	415
FHLB advances and long-term debt	(801)	(6)	(795)	(4,047)	(1,779)	(2,268)
Total	(8,404)	515	(8,919)	(15,113)	635	(15,748)
Net interest revenue	$6,173	$(2,341)	$8,514	$(7,240)	$(1,817)	$(5,423)

(1)
The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $20.4 million in 2010, a decrease of $2.9 million, or 12.4 percent from the $23.3 million in non-interest income in 2009. Service charges on deposit accounts decreased $2.0 million, or 21.6 percent. The volume of non-sufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased significantly. Management believes, and recent studies indicate, that the reduction in NSF fees has resulted from the rapid increase in the banking industry of electronic debits as a percent of total debits.  Transactions resulting from debit cards, ATM transactions, automated bill payment and ACH payments rarely generate NSF fees, as transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. Some of the decrease in NSF fees might be due to customers more diligently monitoring their personal accounts in this period of continued economic uncertainty.

 Trust revenue increased $277 thousand, or 7.8 percent, as a result of new business and the general improvement in the stock markets in 2010 compared to 2009. Fees on many trust accounts are based on the value of the trust.  ATM interchange fees, the largest component of other income, charges and fees, increased $292 thousand, or 16.8 percent. Recent legislation will allow the Federal Reserve to place on a limit on the amount of interchange fees per transaction which is likely to have an adverse effect of the amount of interchange fees we receive in the future. Mortgage fee income increased $97 thousand, or 7.5 percent, in 2010 compared to 2009 as low mortgage rates have generated increased purchases and re-financing of existing homes in our markets.

Gains on the sales of investment securities decreased $1.5 million in 2010 compared to 2009. We sold investment securities in part to restructure our portfolio into securities issued by U.S. Government Agencies with lower risk weightings for capital adequacy purposes.  We also bought securities with longer average lives in order to lengthen the average life in the portfolio. The majority of investment securities we bought were mortgage-backed securities guaranteed by U.S. Government Agencies. The Company recorded an other-than-temporary impairment charge related to one security of $400 thousand in 2009.

Table 26

NON-INTEREST REVENUE

	Year-Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Non-Interest Revenue:
Service charges on deposit accounts	$7,221	$9,207	$11,069
Trust revenue	3,824	3,547	4,156
Securities gains, net	2,369	3,497	186
Gain on sale of derivative	0	0	1,115
Other income, charges and fees	6,990	7,051	6,211
Total	$20,404	$23,302	$22,737

Non-interest expense, excluding the goodwill impairment charge discussed elsewhere in this report, decreased 19.1 percent in 2010 compared to 2009. Salary and employee benefit expense decreased $787 thousand, or 2.7 percent. We have reduced, through efforts to streamline and consolidate functions within the Company, the number of employees from 565 at year-end 2009 to 549 at year-end 2010. Salaries for all employees were frozen for a portion of 2009 and 2010. Since the merger with Peoples was announced in mid-2007, we have reduced approximately $6.5 million annually in salary and benefits expenses. Intangible amortization decreased $455 thousand through amortization of our core deposit intangible on an accelerated basis. Loss on other real estate, which reflects both losses on the sale of and write-downs of other real estate, in 2010 was $2.2 million compared to $11.8 million in 2009. The BP oil spill in April of 2010 had an adverse effect on our ability to sell real estate in our coastal markets, as potential purchasers of our real estate were deterred until such time as the oil spill was capped and potential lasting effects were determined. For the years ended 2010 and 2009, our proceeds from the sale of other real estate were $4.1 million and $18.1 million, respectively. FDIC assessments of $4.1 million in 2010 compared to $4.6 million in 2009, reflect an increase in the FDIC insurance rates and higher deposit balances. The 2009 amount included a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment in 2009 was approximately $1.0 million. Legal fees increased $143 thousand primarily related to costs associated with problem loan collection. Other real estate carrying cost, which includes property taxes, insurance and maintenance expenses, decreased from $3.4 million in 2009 to $2.0 million in 2010, despite the higher levels of other real estate owned, because the 2009 amounts included some property taxes that were paid in arrears, and because we were successful in our efforts to protest the amounts of some property tax assessments. Since the completion of our acquisition of Peoples, we have experienced a decrease not only in personnel costs but also in other non-interest expense categories, including advertising, data processing and stationery and office supplies due to increased efficiency resulting from the consolidation of certain functions. While we have accomplished most of our cost-reduction initiatives, our efforts will have an on-going positive impact on non-interest expense. We do anticipate some additional savings from some smaller cost-reduction initiatives in 2011.

Table 27

NON-INTEREST EXPENSE

	Year-Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Non-Interest Expense:
Salaries	$21,713	$22,681	$23,471
Pension and other employee benefits	6,543	6,362	7,802
Furniture and equipment	4,102	4,241	4,879
Net occupancy	6,002	6,436	7,212
Intangible amortization	2,195	2,650	3,501
Goodwill impairment	0	97,367	0
Loss on other real estate	2,193	11,789	1,979
Loss on sale of other assets	298	382	(218)
ATM processing	1,248	1,306	1,166
FDIC assessments	4,110	4,561	881
Telephone and data line	1,756	2,147	2,080
Legal	1,731	1,588	1,015
Other real estate carrying cost	1,975	3,389	1,371
Other	9,839	11,215	12,281
Total	$63,705	$176,114	$67,420

Income Taxes

In 2010 we recorded income tax expense of $929 thousand compared to an income tax benefit of $15.0 million in 2009 and an income tax benefit of $295 thousand in 2008. Our effective combined tax rate was 19.3 percent in 2010. The net loss in 2009 led to the 2009 tax benefit, but the goodwill impairment charge in 2009 represents a non-deductible amount. Increased levels of bank owned life insurance and municipal interest income combined with lower levels of pre-tax income led to the 2008 tax benefit.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$20,820	$21,232	$21,111	$20,913	$84,076
Interest expense	5,928	5,920	5,885	5,938	23,671
Net interest revenue	14,892	15,312	15,226	14,975	60,405
Provision for loan losses	2,850	3,050	3,400	3,000	12,300
Non-interest revenue	5,324	5,057	4,730	5,293	20,404
Non-interest expense	15,707	15,853	15,351	16,794	63,705
Income before income taxes	1,659	1,466	1,205	474	4,804
Income tax expense (benefit)	534	497	398	(500)	929
Net income	1,125	969	807	974	3,875
Preferred stock dividend	739	763	764	767	3,033
Net income available to common shareholders	$386	$206	$43	$207	$842
Basic income per share	$.02	$.01	$.00	$.01	$.05
Diluted income per share	$.02	$.01	$.00	$.01	$.05

	2009
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$21,911	$21,066	$21,399	$21,562	$85,938
Interest expense	9,149	8,669	7,817	6,440	32,075
Net interest revenue	12,762	12,397	13,582	15,122	53,863
Provision for loan losses	11,100	22,050	1,725	2,500	37,375
Non-interest revenue	7,038	5,096	5,778	5,390	23,302
Non-interest expense	17,239	125,576	16,770	16,529	176,114
Income (loss) before income taxes	(8,539)	(130,133)	865	1,483	(136,324)
Income tax expense (benefit)	(3,261)	(12,217)	79	370	(15,029)
Net income (loss)	(5,278)	(117,916)	786	1,113	(121,295)
Preferred stock dividend	745	761	756	764	3,026
Net income (loss) available to common shareholders	$(6,023)	$(118,677)	$30	$349	$(124,321)
Basic income (loss) per share	$(.34)	$(6.74)	$.00	$.02	$(7.06)
Diluted income (loss) per share	$(.34)	$(6.74)	$.00	$.02	$(7.06)

Fourth Quarter Results

Our net interest revenue declined 1.0 percent to $15.0 million in the fourth quarter of 2010 compared with $15.1 million in the fourth quarter of 2009.  The decline was due to a 6.1 percent decrease in average loans and a 28 basis point decrease in the net interest margin.  Our net interest margin decreased to 3.04 percent in the fourth quarter of 2010 compared with 3.32 percent reported in the fourth quarter of 2009. The net interest margin was down due to increased liquidity and lower yields on investment securities.  Overnight funds increased from an average of $33.9 million in the fourth quarter of 2009 to $158.6 million in the fourth quarter of 2010.  The relatively high liquidity levels in the fourth quarter of 2010 is a comfortable balance sheet position given the current financial cycle in the country; however, these funds earn approximately 15 basis points overnight and cause the net interest margin to contract.  As the financial crisis recedes, we plan to allocate more of these overnight funds to higher earning assets.

Total loans were $1.38 billion at December 31, 2010, compared with $1.47 billion at December 31, 2009.  The decrease in loans was due to soft loan demand in certain markets, the transfer of loans to other real estate and loan charge-offs since last year.

The provision for loan losses increased to $3.0 million in the fourth quarter of 2010 compared with $2.5 million in the fourth quarter of 2009. Net charge-offs were $2.5 million for the fourth quarter of 2010 compared with $4.5 million in the fourth quarter of 2009.  The allowance for loan losses grew to 3.47 percent of total loans at December 31, 2010, compared with 3.13% at year-end 2009.

Loans that were 30 days or more past due and accruing interest declined to .94 percent of total loans at year-end 2010 compared with 1.18% at December 31, 2009.  Non-performing loans declined to $103.1 million at December 31, 2010, from $114.8 million at December 31, 2009.

Total non-interest revenue was $5.3 million in the fourth quarter of 2010, unchanged from the fourth quarter of 2009. Trust revenue increased $130 thousand, securities gains increased $264 thousand and other income increased $158 thousand, offset by a decrease in service charges of $550 thousand. Service charges have declined since last year due to lower overdraft fees as customers have increased their use of electronic transactions as compared to checks.  Electronic transactions such as debit card transactions provide increased convenience to the customer and do not allow them to overdraw their accounts.

Total non-interest expense increased 1.60 percent to $16.8 million in the fourth quarter of 2010 compared with $16.5 million in fourth quarter of 2009.  Compared with the fourth quarter of 2009, costs declined in every major expense category except for losses attributed to the sales of OREO and write-downs of OREO from the continued decline in OREO market values.

BancTrust’s net income for the fourth quarter of 2010 was $974,000 compared with $1.11 million in the fourth quarter of 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is included in Item 7 under the heading “Asset/Liability Management” and under the headings “Liquidity”, “Interest Rate Sensitivity” and “Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses.”

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found both the Company’s disclosure controls and procedures and its internal control over financial reporting to be effective as of December 31, 2010, and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, Management believes that, as of December 31, 2010, BancTrust’s internal control over financial reporting is effective.

BancTrust’s independent registered public accounting firm, Dixon Hughes PLLC, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on BancTrust’s internal control over financial reporting as of December 31, 2010, is included in this Report on Form 10-K.

W. Bibb Lamar, Jr.
President and Chief Executive Officer

F. Michael Johnson
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited BancTrust Financial Group, Inc. and subsidiaries (BancTrust)’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, BancTrust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancTrust as of and for the year ended December 31, 2010, and our report dated March 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2011 expressed an unqualified opinion thereon.

/s/Dixon Hughes PLLC

Atlanta, Georgia
March 25, 2011

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition
As of December 31, 2010 and 2009

	December 31,
	2010	2009
	(Dollars and shares in thousands except per share amounts)

ASSETS:

Cash and due from banks	$25,852	$37,287
Interest-bearing deposits	144,022	22,389
Securities available for sale	425,560	261,834
Loans held for sale	5,129	2,947
Loans and leases	1,378,156	1,465,641
Allowance for loan and lease losses	(47,931)	(45,905)
Loans and leases, net	1,330,225	1,419,736
Premises and equipment, net	75,604	79,173
Accrued income receivable	6,485	6,689
Other intangible assets, net	4,632	6,827
Cash surrender value of life insurance	17,048	16,440
Other real estate owned	82,419	52,185
Other assets	41,172	41,212
Total Assets	$2,158,148	$1,946,719

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Deposits
Interest-bearing	$1,640,102	$1,441,074
Non-interest-bearing	224,703	212,361
Total deposits	1,864,805	1,653,435
Short-term borrowings	20,000	20,000
FHLB advances and long-term debt	92,804	93,037
Other liabilities	16,609	16,449
Total Liabilities	1,994,218	1,782,921

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2010 and 2009	48,140	47,587
Common stock — $.01 par value
Shares authorized — 100,000 in 2010 and 50,000 in 2009
Shares issued — 17,895 in 2010 and 17,890 in 2009	179	179
Additional paid in capital	193,901	193,800
Accumulated other comprehensive loss, net	(5,132)	(3,768)
Deferred compensation payable in common stock	826	780
(Accumulated deficit) Retained earnings	(70,750)	(71,592)
Less:
Treasury stock, at cost — 256 shares in 2010 and 2009	(2,408)	(2,408)
Common stock held in grantor trust — 124 shares in 2010 and 86 shares in 2009	(826)	(780)
Total shareholders’ equity	163,930	163,798
Total Liabilities and Shareholders’ Equity	$2,158,148	$1,946,719

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$73,079	$75,559	$95,887
Investment securities — taxable	10,522	9,085	10,024
Investment securities — non-taxable	219	1,040	1,482
Federal funds sold	0	0	404
Interest-bearing deposits	256	254	295
Total interest revenue	84,076	85,938	108,092
INTEREST EXPENSE:
Deposits	20,355	27,969	39,990
FHLB advances and long-term debt	2,290	3,091	7,138
Short-term borrowings	1,026	1,015	60
Total interest expense	23,671	32,075	47,188
Net interest revenue	60,405	53,863	60,904
Provision for loan and lease losses	12,300	37,375	15,260
Net interest revenue after provision for loan and lease losses	48,105	16,488	45,644
NON-INTEREST REVENUE:
Service charges on deposit accounts	7,221	9,207	11,069
Trust revenue	3,824	3,547	4,156
Gain on sale of derivative	0	0	1,115
Securities gains, net	2,369	3,897	186
Total impairment losses on securities	0	(1,209)	0
Portion of losses recognized in other comprehensive income	0	809	0
Net impairment losses recognized in earnings	0	(400)	0
Other income, charges and fees	6,990	7,051	6,211
Total non-interest revenue	20,404	23,302	22,737
NON-INTEREST EXPENSE:
Salaries	21,713	22,681	23,471
Pension and other employee benefits	6,543	6,362	7,802
Furniture and equipment expense	4,102	4,241	4,879
Net occupancy expense	6,002	6,436	7,212
Intangible amortization	2,195	2,650	3,501
Goodwill impairment	0	97,367	0
Loss on other real estate owned	2,193	11,789	1,979
Loss (gain) on sale of other assets	298	382	(218)
ATM processing	1,248	1,306	1,166
FDIC assessment	4,110	4,561	881
Telephone and data line	1,756	2,147	2,080
Legal	1,731	1,588	1,015
Other real estate carrying cost	1,975	3,389	1,371
Other expense	9,839	11,215	12,281
Total non-interest expense	63,705	176,114	67,420
Income (loss) before income taxes	4,804	(136,324)	961
Income tax expense (benefit)	929	(15,029)	(295)
Net income (loss)	3,875	(121,295)	1,256
Effective preferred stock dividend	3,033	3,026	111
Net income (loss) available to common shareholders	$842	$(124,321)	$1,145
Basic earnings (loss) per common share	$.05	$(7.06)	$.07
Diluted income (loss) per common share	$.05	$(7.06)	$.06
Weighted-average shares outstanding — basic	17,639	17,617	17,540
Weighted-average shares outstanding — diluted	17,717	17,617	17,695

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands, except per share amounts)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss, Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, December 31, 2007	$0	17,753	$178	$189,683	$(291)	$1,432	$62,358	$(2,408)	$(1,432)	$ 249,520
Cumulative effect of change in accounting principle relating to supplemental executive retirement plan							(829)			(829)
Comprehensive (loss):
Net income							1,256			1,256
Recognized net periodic pension benefit cost					146					146
Minimum pension liability adjustment, net of taxes					(2,852)					(2,852)
Net change in fair values of securities available for sale, net of taxes					726					726
Total comprehensive (loss)										(724)
Dividends declared-common ($.52 per share)							(9,172)			(9,172)
Dividends-preferred							(90)			(90)
Purchase of deferred compensation treasury shares						310			(310)	0
Deferred compensation payable in common stock held in grantor trust						(68)			68	0
Preferred stock issued	47,064									47,064
Common stock warrants issued				2,867						2,867
Amortization of preferred stock discount	21						(21)			0
Shares issued under dividend reinvestment plan		35		359						359
Stock compensation expense				549						549
Adjustment for change in method of accounting for split-dollar life insurance							(156)			(156)
Restricted stock fully vested		23
Balance, December 31, 2008	47,085	17,811	178	193,458	(2,271)	1,674	53,346	(2,408)	(1,674)	289,388
Comprehensive income (loss):
Net (loss)							(121,295)			(121,295)
Recognized net periodic pension benefit cost					412					412
Minimum pension liability adjustment, net of taxes					454					454
Net change in fair values of securities available for sale, net of taxes					(2,363)					(2,363)
Total comprehensive (loss)										(122,792)

(continued)

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands, except per share amounts)
(continued)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss, Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Dividends declared-common ($.035 per share)							(617)			(617)
Dividends-preferred							(2,507)			(2,507)
Purchase of deferred compensation treasury shares						203			(203)	0
Deferred compensation payable in common stock held in grantor trust						(1,097)			1,097	0
Cost of preferred stock issuance	(17)									(17)
Amortization of preferred stock discount	519						(519)			0
Shares issued under dividend reinvestment plan		14		115						115
Stock compensation expense				228						228
Restricted stock fully vested		65	1	(1)						0
Balance, December 31, 2009	47,587	17,890	179	193,800	(3,768)	780	(71,592)	(2,408)	(780)	163,798
Comprehensive income:
Net income							3,875			3,875
Recognized net periodic pension benefit cost					299					299
Minimum pension liability adjustment, net of taxes					(399)					(399)
Net change in fair values of securities available for sale, net of taxes					(1,264)					(1,264)
Total comprehensive income										2,511
Dividends-preferred							(2,480)			(2,480)
Purchase of deferred compensation treasury shares						191			(191)	0
Deferred compensation payable in common stock held in grantor trust						(145)			145	0
Amortization of preferred stock discount	553						(553)			0
Shares issued under dividend reinvestment plan				1						1
Stock compensation expense				96						96
Restricted stock fully vested		5		4						4
Balance, December 31, 2010	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$ 163,930

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)
OPERATING ACTIVITIES:
Net income (loss)	$3,875	$(121,295)	$1,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation of premises and equipment	4,920	5,300	5,897
Amortization and accretion of premiums and discounts, net	1,431	199	(1,018)
Amortization of intangible assets	2,195	2,650	3,501
Provision for loan and lease losses	12,300	37,375	15,260
Securities gains, net	(2,369)	(3,897)	(186)
Other-than-temporary impairment on securities	0	400	0
Goodwill impairment	0	97,367	0
Stock compensation	100	228	549
Increase in cash surrender value of life insurance	(608)	(675)	(659)
Loss on sales and write-downs of other real estate owned, net	2,193	11,789	1,979
Loss (gain) on sales and write-downs of repossessed and other assets	298	382	(218)
Gain on sale of other loans originated for sale	(874)	(704)	(679)
Gain on sale of derivative	0	0	(1,115)
Deferred income tax expense (benefit)	(2,619)	(6,743)	(5,742)
Change in operating assets and liabilities:
Loans originated for sale	(70,008)	(79,590)	(71,935)
Loans sold	68,700	80,274	73,318
Accrued income receivable	204	1,239	4,553
Other assets	2,544	(20,457)	4,052
Increase (decrease) in other liabilities	636	(5,516)	3,285
Net cash provided by (used in) operating activities	22,918	(1,674)	32,098
INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	(121,633)	19,987	(31,161)
Net decrease in loans and leases	41,393	12,666	45,679
Purchases of premises and equipment, net	(1,351)	(885)	(5,967)
Proceeds from sales of premises and equipment	0	0	4,816
Proceeds from sales of other real estate owned	4,147	18,103	6,476
Proceeds from maturities of securities available for sale	111,218	70,439	109,326
Proceeds from sales of securities available for sale	107,025	157,161	27,358
Purchases of securities available for sale	(383,798)	(268,723)	(111,002)
Net cash (used in) provided by investing activities	(242,999)	8,748	45,525
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	211,370	(9,042)	(165,403)
Net (decrease) increase in short-term borrowings	0	(57)	(4,198)
Proceeds from FHLB advances	25,000	22,000	125,606
Payments on FHLB advances	(25,245)	(22,374)	(131,619)
Payments on long-term debt	0	0	(18,000)
Dividends paid	(2,480)	(3,008)	(8,813)
Proceeds from issuance of preferred stock	0	0	47,064
Proceeds from issuance of common stock	1	1	0
Proceeds from issuance of common stock warrants	0	0	2,867
Net cash provided by (used in) financing activities	208,646	(12,480)	(152,496)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,435)	(5,406)	(74,873)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,287	42,693	117,566
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,852	$37,287	$42,693

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

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

BASIS OF FINANCIAL STATEMENT PRESENTATION — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Statement of Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of foreclosed real estate, and the valuation of deferred tax assets.

A substantial portion of the Company’s loans are secured by real estate in the Southern two-thirds of Alabama and Northwest Florida. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. Management believes that the allowance for losses on loans and leases is adequate. While Management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and leases. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in thousands)
Cash paid for:
Interest	$23,410	$34,759	$49,193
Income taxes	3,978	(424)	759
Non-cash transactions:
Transfer of loans to other real estate owned	36,574	31,175	44,833
Dividends paid in common stock	0	104	321
Fair value of restricted stock issued	0	50	372
Adoption of EITF 06-4	0	0	156
Minimum pension liability adjustment, net of taxes	(399)	454	(2,852)
Net change in fair values of securities available for sale, net of taxes	(1,264)	(2,363)	726

SECURITIES AVAILABLE FOR SALE — Securities available for sale are carried at fair value. Amortization of premiums and accretion of discounts are accounted for using the interest method over the estimated life of the security. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities available for sale may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains and losses on the sale of these assets.

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

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolios into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral and regulatory guidelines. This determination also considers the balance of impaired loans (which are generally considered to be non-performing loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows discounted at each loan’s effective interest rate, the fair value of the collateral, or the loans’ observable market price. BancTrust’s impaired loans are generally valued at the fair value of the collateral. Recovery of the carrying value of loans is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

PREMISES AND EQUIPMENT — Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2010, 2009 or 2008.

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

ASSETS AVAILABLE FOR SALE — In 2004, the Company purchased a parcel of land which it then sub-divided into three lots. One lot was used as a branch location. The remainder of the land was transferred to assets available for sale. One lot was sold in 2006. In 2007, the Company acquired two lots in the Peoples purchase that it has transferred to assets available for sale. These three remaining lots are reported at the lower of cost or fair value less any cost of disposal. The carrying amount of $1.056 million is included in other assets at December 31, 2010 and 2009.

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

The Company’s tax positions are recognized as a benefit only if it is “more likely than not” that the tax positions would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

INTANGIBLE ASSETS — Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. In 2009, the Company recognized an impairment loss related to its goodwill of $97.367 million, which was the balance of its goodwill.  There were no impairment losses recorded in 2010 or 2008. Core deposit intangible assets acquired prior to the 2007 purchase of The Peoples BancTrust Company were amortized over seven years using the straight-line method which approximates the run-off of those deposits. Core deposit intangible assets acquired in the purchase of The Peoples BancTrust Company are being amortized over their estimated life of 15 years, using an accelerated method which approximates the run-off of those deposits.

TREASURY STOCK — Treasury stock repurchases and sales are accounted for using the cost method.

TRUST DEPARTMENT ASSETS AND INCOME — Assets held by the Trust Department in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION — The Company has two incentive stock compensation plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), and the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan. The remaining granted and outstanding options under the 1993 Plan are exercisable into common shares of the Company. At December 31, 2010, options for 25 thousand shares were granted and outstanding under the 1993 Plan. The Company may grant stock awards and options for up to 500 thousand shares to employees and directors under the 2001 Plan and has granted options to purchase 107 thousand shares under the 2001 Plan through December 31, 2010, of which options to purchase 70 thousand shares are outstanding. Under the 1993 and 2001 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company uses the fair-value method for accounting for stock-based employee compensation.

The Company expenses the fair value of options granted over the required service period. At December 31, 2010 and 2009, there was no unrecognized compensation expense related to unvested stock options issued by the Company and  in 2010, 2009 and 2008 the Company did not expense any amount related to options granted.

A summary of the status of and changes in the Company’s issuance of restricted stock under the 2001 Plan at December 31, 2010, 2009, and 2008 is as follows:

	2010		2009		2008
	Shares	Weighted-Avg. Fair Value Price Per Share	Shares	Weighted-Avg. Fair-Value Price Per Share	Shares	Weighted-Avg. Fair Value Price Per Share
	(Dollars and shares in thousands except per share amounts)
Outstanding at beginning of year	51	$9.53	106	$17.05	94	$20.32
Granted	0	N/A	14	3.52	36	10.32
Vested	(5)	20.95	(65)	20.40	(23)	20.18
Forfeited	(2)	9.43	(4)	10.51	(1)	19.78
Outstanding at end of year	44	$8.14	51	$9.53	106	$17.05

Restricted stock was issued with a total fair value, which was the average of the closing bid and ask price on the date of issuance, of $50 thousand and $372 thousand for the years ended December 31, 2009 and 2008, respectively. The expense for shares issued will be recognized over the required service period. Shares issued in 2008 and 2009 have a required service period of 3 years for 30 thousand shares, four years for 10 thousand shares and five years for 10 thousand shares. No shares were issued in 2010. The resulting pre-tax charge for the years ended December 31, 2010, 2009 and 2008 was approximately $100 thousand, $228 thousand and $549 thousand, respectively. At December 31, 2010, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $95 thousand. The Company will recognize this expense over the remaining weighted-average vesting period of 1.30 years.

A summary of the status of and changes in the stock options granted pursuant to the 1993 Plan and the 2001 Plan at December 31, 2010, 2009, and 2008 is as follows:

	2010		2009		2008
	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share
	(Dollars and shares in thousands except per share amounts)
Outstanding at beginning of year	108	$14.85	153	$15.13	183	$15.41
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	0	N/A
Forfeited	(13)	11.91	(45)	15.80	(30)	16.83
Outstanding at end of year	95	$15.25	108	$14.85	153	$15.13
Exercisable at end of year	95	$15.25	108	$14.85	153	$15.13
Weighted-average fair value of the options granted		N/A		N/A		N/A

A summary of the stock options outstanding, all of which are exercisable, at December 31, 2010 is as follows:

	Number of Options	Exercise Price Per Share	Remaining Contractual Life	Intrinsic Value Per Share
		(Dollars and shares in thousands except per share amounts)
	2	$9.95	1.04 years	$0.00
	25	11.31	0.13 years	0.00
	5	11.68	2.07 years	0.00
	24	17.19	3.21 years	0.00
	38	17.23	3.55 years	0.00
	1	21.58	5.30 years	0.00
Total	95	$15.25	2.45 years	$0.00

No stock options were exercised during 2010, 2009 or 2008. The aggregate intrinsic value of the options outstanding, all of which were exercisable, at both December 31, 2010 and 2009 was $0. The aggregate intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2010 and 2009 was 2.45 years and 3.04 years, respectively. Shares issued upon exercise of stock options are issued from authorized but unissued shares.

RECLASSIFICATIONS — Certain reclassifications of 2009 and 2008 balances have been made to conform with classifications used in 2010. These reclassifications had no effect on shareholders’ equity or reported net income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS — In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan and lease losses.  This update requires additional disclosures related to the allowance for loan and lease losses with the objective of providing financial statement users with greater transparency about an entity’s loan and lease loss reserves and overall credit quality.  Additional disclosure requirements include presenting on a disaggregated basis the aging of receivables, credit quality indicators and troubled debt restructurings and their effect on the allowance for loan and lease losses.  The provisions of this update are effective for interim and annual periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company adopted this standard as of December 31, 2010. The adoption did not have a material impact on its financial position and results of operations; however, it increased the amount of disclosure in the notes to the consolidated financial statements.

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

Note 2. Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2010 and 2009 was approximately $3.2 million and $3.5 million, respectively.

Note 3. Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2010 and 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2010
U.S. Treasury securities	$400	$5	$0	$405
Obligations of U.S. Government sponsored enterprises	83,537	89	1,193	82,433
Obligations of states and political subdivisions	2,380	22	0	2,402
Mortgage-backed securities	341,648	2,302	3,630	340,320
Total	$427,965	$2,418	$4,823	$425,560

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2009
U.S. Treasury securities	$1,437	$17	$0	$1,454
Obligations of U.S. Government sponsored enterprises	36,254	169	322	36,101
Obligations of states and political subdivisions	14,576	113	8	14,681
Mortgage-backed securities	209,949	2,088	2,439	209,598
Total	$262,216	$2,387	$2,769	$261,834

Securities available for sale with a carrying value of approximately $175.342 million and $171.221 million at December 31, 2010 and 2009, respectively, were pledged to secure deposits of public funds and trust deposits.

Proceeds from the sales of securities available for sale were $107.025 million in 2010, $157.161 million in 2009 and $27.358 million in 2008. Gross realized gains on the sale of these securities were $2.393 million in 2010, $3.898 million in 2009 and $265 thousand in 2008, and gross realized losses were $24 thousand in 2010, $1 thousand in 2009 and $79 thousand in 2008.

Maturities of securities available for sale as of December 31, 2010, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in 1 year or less	$31,725	$31,254
Due in 1 to 5 years	34,361	33,758
Due in 5 to 10 years	11,086	11,114
Due in over 10 years	9,145	9,114
Mortgage-backed securities	341,648	340,320
Total	$427,965	$425,560

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$56,633	$1,193	$0	$0	$56,633	$1,193
Mortgage-backed securities	120,936	2,849	3,556	781	124,492	3,630
Total	$177,569	$4,042	$3,556	$781	$181,125	$4,823

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$19,734	$322	$0	$0	$19,734	$322
Obligations of states and political subdivisions	546	3	195	5	741	8
Mortgage-backed securities	100,726	1,630	3,780	809	104,506	2,439
Total	$121,006	$1,955	$3,975	$814	$124,981	$2,769

At December 31, 2010, the Company had 29 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 1 investment security in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages and approximately 99.0 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company has recorded $781 thousand and $809 thousand in accumulated other comprehensive income (loss) (pretax) related to this security at December 31, 2010 and 2009, respectively.   Management will continue to closely monitor this security. The security has an estimated fair value of $3.556 million and represents all of the unrealized losses at December 31, 2010 in the greater than 12 months category. The fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities.  As of December 31, 2010, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in thousands)
Beginning balance of credit losses previously recognized in earnings	$400	$0
Amount related to credit loss for securities for which an other-than-temporary impairment was not previously recognized in earnings	0	400
Amount related to credit loss for securities for which an other-than-temporary impairment was recognized in earnings	0	0
Ending balance of cumulative credit losses recognized in earnings	$400	$400

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$279,422	$294,610
Agricultural	3,450	1,152
Equipment leases	19,407	23,067
Total commercial, financial and agricultural	302,279	318,829

Commercial real estate:
Commercial construction, land and land development	315,079	364,183
Other commercial real estate	417,700	417,892
Total commercial real estate	732,779	782,075

Residential real estate:
Residential construction	20,745	19,825
Residential mortgage	263,472	270,967
Total residential real estate	284,217	290,792

Consumer, installment and single pay:
Consumer	54,934	66,794
Other	9,849	12,005
Total consumer, installment and single pay	64,783	78,799

Total loans and leases	1,384,058	1,470,495
Less unearned discount leases	(2,032)	(3,229)
Less deferred cost (unearned loan fees), net	1,259	1,322
Total loans and leases, net	$1,383,285	$1,468,588

The category commercial, financial and agricultural includes commercial equipment leases of $19.407 million at December 31, 2010 and $23.067 million at December 31, 2009. These leases were acquired in the Peoples purchase.

Loans include loans held for sale of $5.129 million at December 31, 2010 and $2.947 million at December 31, 2009 which are accounted for at the lower of cost or market value, in the aggregate.

In the normal course of business, the Bank makes loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to BancTrust, and in Management’s opinion do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $42.287 million at December 31, 2010 and $39.665 million at December 31, 2009. During 2010, $80.724 million of new related party loans and advances were made, and principal repayments totaled $78.102 million. Outstanding commitments to extend credit to related parties totaled $17.922 million at December 31, 2010.

The following section describes the composition of the various loan categories in our loan portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $15.188 million, or 5.2 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $3.450 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $2.298 million, or 199.4 percent, from December 31, 2009 to December 31, 2010, as a result of new lending activity in Central Alabama.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $3.660 million, or 15.9 percent, from December 31, 2009 to December 31, 2010.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased and are paying down at a significant rate.

Commercial Real Estate loans include commercial construction, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $49.104 million, or 13.5 percent, from December 31, 2009 to December 31, 2010, primarily as a result of chargeoffs, foreclosures, and paydowns.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $192 thousand, or 0.05 percent, from December 31, 2009 to December 31, 2010, a change not considered significant.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed single family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $920 thousand, or 4.6 percent, from December 31, 2009 to December 31, 2010, primarily as a result of increased loans to builders in the Central and Southern Alabama areas to construct speculative and pre-sold single family entry-level residential homes.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $7.495 million, or 2.8 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $11.860 million, or 17.8 percent, from December 31, 2009 to December 31, 2010, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2009.

Other loans comprise primarily loans to municipalities to fund operating expenses due to timing differences and capital projects.  The portfolio of other loans decreased $2.156 million, or 18.0 percent, from December 31, 2009 to December 31, 2010, as a result of paydowns.

Non-Accrual Loans

At December 31, 2010 and 2009, non-accrual loans, which includes non-accruing restructured loans, totaled $103.084 million and $114.837 million, respectively. The amount of interest income that would have been recorded, if these non-accrual loans had been current in accordance with their original terms, was $5.735 million in 2010, $7.344 million in 2009, and $6.556 million in 2008. The amount of interest income actually recognized on these loans was $724 thousand in 2010, $1.567 million in 2009 and $2.493 million in 2008. At December 31, 2010 and 2009, performing restructured loans totaled $3.430 million and $10.618 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans continued to decline from December 31, 2009 to December 31, 2010 as loans moved through the problem loan resolution process to, in many cases, foreclosure.  Subprime residential loans are not included in the following table as the Bank does not engage in subprime lending. Year-end non-accrual loans, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL

	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$3,883	$5,753
Commercial real estate:
Construction, land and land development	69,349	77,834
Other	10,105	12,201
Consumer	477	686
Residential:
Construction	1,864	1,986
Mortgage	17,406	16,377
Total non-accrual loans	$103,084	$114,837

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 and 2009, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
December 31, 2010
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,088	$3,883	$4,971	$297,308	$302,279	$0
Commercial real estate:
Construction, land and land development	3,002	69,349	72,351	242,728	315,079	0
Other	5,608	10,105	15,713	401,987	417,700	0
Consumer	667	477	1,144	63,639	64,783	0
Residential
Construction	0	1,864	1,864	18,881	20,745	0
Mortgage	2,690	17,406	20,096	243,376	263,472	0
Total	$13,055	$103,084	$116,139	$1,267,919	$1,384,058	$0

December 31, 2009
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$794	$5,753	$6,547	$312,282	$318,829	$0
Commercial real estate:
Construction, land and land development	7,119	77,834	84,953	279,230	364,183	0
Other	4,218	12,201	16,419	401,473	417,892	0
Consumer	863	686	1,549	77,250	78,799	0
Residential
Construction	565	1,986	2,551	17,274	19,825	0
Mortgage	3,817	16,377	20,194	250,773	270,967	0
Total	$17,376	$114,837	$132,213	$1,338,282	$1,470,495	$0

Impaired Loans

Information on impaired loans at December 31, 2010 and 2009 follows.  Loans are considered impaired when, based on current information, it is probable that all amounts contractually due, including scheduled principal and interest payments, are not likely to be collected. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All loans placed on non-accrual status are considered to be impaired.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

At December 31, 2010 and 2009, the recorded investments in loans that were considered to be impaired were $100.835 million and $120.718 million, respectively. Included in this amount is $66.539 million in 2010 and $65.672 million in 2009 of impaired loans for which the related allowance for loan losses is $17.044 million in 2010 and $18.881 million in 2009. The amounts of impaired loans that did not have specific allowances for loan losses were $34.296 million in 2010 and $55.046 million in 2009. Partial charge-offs of impaired loans that did not have specific allowances for loan losses were $2.183 million in 2010 and $271 thousand in 2009. The average recorded investment amounts in impaired loans during the years ended December 31, 2010, 2009 and 2008 were approximately $107.642 million, $115.569 million and $52.167 million, respectively.

IMPAIRED LOANS December 31, 2010
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$878	$878	$0	$1,037	$40
Commercial real estate construction, land and land development	18,500	19,851	0	23,430	95
Commercial real estate other	6,159	6,159	0	9,097	94
Consumer	0	0	0	0	0
Residential construction	1,787	1,787	0	1,565	10
Residential mortgage	6,972	7,804	0	5,515	49
Total	34,296	36,479	0	40,644	288

With a related allowance recorded:
Commercial, financial and agricultural	2,292	2,292	1,140	2,852	1
Commercial real estate construction	49,611	52,928	13,121	46,993	276
Commercial real estate other	6,749	6,749	636	7,336	198
Consumer	53	53	27	50	3
Residential construction	726	726	68	741	0
Residential mortgage	7,108	7,184	2,052	9,026	49
Total	66,539	69,932	17,044	66,998	527

Total commercial	84,189	88,857	14,897	90,745	704
Total consumer	53	53	27	50	3
Total residential	16,593	17,501	2,120	16,847	108
Total Impaired Loans	$100,835	$106,411	$17,044	$107,642	$815

December 31, 2009
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$1,607	$1,607	$0	$973	$63
Commercial real estate construction, land and land development	34,713	35,598	0	39,880	271
Commercial real estate other	12,023	13,768	0	11,660	133
Consumer	0	0	0	0	0
Residential construction	1,163	1,163	0	1,299	32
Residential mortgage	5,540	5,540	0	3,463	158
Total	55,046	57,676	0	57,275	657

With a related allowance recorded:
Commercial, financial and agricultural	3,584	3,619	1,361	4,359	55
Commercial real estate construction	42,961	45,199	13,437	36,914	598
Commercial real estate other	9,233	9,233	922	8,946	442
Consumer	82	82	41	70	4
Residential construction	772	772	94	719	4
Residential mortgage	9,040	9,116	3,026	7,286	122
Total	65,672	68,021	18,881	58,294	1,225

Total commercial	104,121	109,024	15,720	102,732	1,562
Total consumer	82	82	41	70	4
Total residential	16,515	16,591	3,120	12,767	316
Total Impaired Loans	$120,718	$125,697	$18,881	$115,569	$1,882

Credit Quality Indicators

A risk grading matrix is utilized to assign a risk grade to each loan.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the 9 risk grades follows:

●
Grades 1 and 2 – These grades include “excellent” loans which are virtually risk-free and are secured by cash-equivalent instruments or readily marketable collateral, or are within guidelines to borrowers with liquid financial statements.  These loans have excellent sources of repayment with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards and regulations.

●
Grade 3 – This grade includes “guideline” loans that have excellent sources of repayment, with no significant identifiable risk of collection, and that conform to Bank policy, guidelines, underwriting standards, and regulations.  These loans have documented historical cash flow that meets or exceeds minimum guidelines and have adequate secondary sources to repay the debt.

●
Grade 4 – This grade includes “satisfactory” loans that have adequate sources of repayment with little identifiable risk of collection.  These loans generally conform to Bank policy, guidelines and underwriting standards with limited exceptions that have been adequately mitigated by other factors, and they have documented historical cash flow that meets or exceeds minimum guidelines and adequate secondary sources to repay the debt.

●
Grade 5 – This grade includes “low satisfactory” loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.  These loans have additional exceptions to Bank policy, guidelines or underwriting standards that have been properly mitigated by other factors, unproved or insufficient primary sources of repayment that appear sufficient to service the debt at the time, or marginal or unproven secondary sources to repay the debt.

Consumer loans with grades 1 through 5 are identified as “Pass.”

●
Grade 6 – This grade includes “special mention” loans that are currently protected but are potentially weak.  These loans have potential or actual weaknesses that may weaken the asset or inadequately protect the Bank’s credit position at some future date.  These loans may have well-defined weaknesses in the primary repayment source but are protected by the secondary source of repayment.

●
Grade 7 – This grade includes “substandard” loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●
Grade 8 – This grade includes “doubtful” loans that have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

●
Grade 9 – This grade includes “loss” loans that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be realized in the future.

The Bank did not have any loss (grade 9) loans at December 31, 2010 or December 31, 2009.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at December 31, 2010 and 2009.  These tables reflect continuing issues with credit quality, primarily in the Company’s coastal markets.  The total consumer loan portfolio declined from December 31, 2009 to December 31, 2010 due to a decrease in consumer loan demand caused primarily by standardization of consumer loan pricing within the Company.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate-Construction, Land and Land Development		Commercial Real Estate-Other
	December 31,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Grade:
Excellent	$6,587	$7,188	$296	$1,144	$2,345	$2,657
Guideline	84,378	108,210	21,450	50,225	118,051	126,545
Satisfactory	77,401	81,899	18,824	27,608	130,520	138,524
Low satisfactory	107,207	91,578	129,242	133,743	130,016	115,956
Special mention	15,700	17,555	17,811	38,429	11,980	12,821
Substandard	10,980	12,307	127,456	111,850	24,766	21,218
Doubtful	26	92	0	1,184	22	171
Loss	0	0	0	0	0	0
Total	$302,279	$318,829	$315,079	$364,183	$417,700	$417,892

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Prime
	December 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Grade:
Pass	$18,881	$17,874	$222,943	$234,838
Special mention	0	402	10,334	8,821
Substandard	1,864	1,549	30,100	27,223
Doubtful	0	0	95	85
Total	$20,745	$19,825	$263,472	$270,967

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	December 31,
	2010	2009
	(Dollars in thousands)
Grade:
Performing	$64,306	$78,113
Non-performing	477	686
Total	$64,783	$78,799

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category for the years ended December 31, 2010 and 2009.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
December 31, 2010
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,631	$29,926	$6,593	$1,006	$2,749	$45,905
Charge-offs	1,085	6,196	3,082	603	0	10,966
Recoveries	196	101	55	340	0	692
Provision charged to operating expense	687	7,600	3,103	147	763	12,300
Allowance for loan and lease losses -Balance at end of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,140	$13,757	$2,120	$27	$0	$17,044
Other loans not individually evaluated	4,289	17,674	4,549	863	3,512	30,887
Ending balance	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Loans individually evaluated for impairment	$3,170	$81,019	$16,593	$53	$0	$100,835
Other loans not individually evaluated	299,109	651,760	267,624	64,730	0	1,283,223
Ending balance	$302,279	$732,779	$284,217	$64,783	$0	$1,384,058

December 31, 2009
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$4,656	$18,172	$4,489	$882	$2,484	$30,683
Charge-offs	4,152	15,069	2,819	1,347	0	23,387
Recoveries	685	246	28	275	0	1,234
Provision charged to operating expense	4,442	26,577	4,895	1,196	265	37,375
Allowance for loan and lease losses – Balance at end of year	$5,631	$29,926	$6,593	$1,006	$2,749	$45,905

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,361	$14,359	$3,120	$41	$0	$18,881
Other loans not individually evaluated	4,270	15,567	3,473	965	2,749	27,024
Ending balance	$5,631	$29,926	$6,593	$1,006	$2,749	$45,905

Loans individually evaluated for impartment- ending balance	$5,191	$98,930	$16,515	$82	$0	$120,718
Other loans not individually evaluated	313,638	683,145	274,277	78,717	0	1,349,777
Ending balance	$318,829	$782,075	$290,792	$78,799	$0	$1,470,495

Other Real Estate Owned

A summary of other real estate owned follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Construction, land development, lots and other land	$71,097	$46,575
1-4 family residential properties	4,390	2,634
Multi-family residential properties	3,499	0
Non-farm non-residential properties	3,433	2,976
Total other real estate owned	$82,419	$52,185

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected. Other real estate owned activity is summarized as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the year	$52,185	$50,902
Loan foreclosures	36,574	31,175
Property sold	(4,147)	(18,103)
Losses on sale and write-downs	(2,193)	(11,789)
Balance at the end of the year	$82,419	$52,185

Note 5. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses during 2010, 2009 and 2008 was as follows:

(Dollars in thousands)	2010	2009	2008
Balance at the beginning of the year	$45,905	$30,683	$23,775
Balance sold	0	0	(345)
Provision charged to operating expense	12,300	37,375	15,260
Loans charged off	(10,966)	(23,387)	(9,288)
Recoveries	692	1,234	1,281
Balance at the end of the year	$47,931	$45,905	$30,683

Note 6. Premises and Equipment

Premises and equipment are summarized as follows:

		December 31,
	Estimated Lives	2010	2009
	(Dollars in thousands)

Land and land improvements		$22,374	$22,378
Bank buildings and improvements	7-40 years	62,228	61,701
Furniture, fixtures and equipment	3-10 years	17,119	25,055
Leasehold improvements	Lesser of lease period or estimated useful life	2,544	2,668
Total		104,265	111,802
Less accumulated depreciation and amortization		28,661	32,629
Premises and equipment, net		$75,604	$79,173

The provision for depreciation and amortization charged to operating expense was $4.920 million in 2010, $5.300 million in 2009 and $5.897 million in 2008.

Note 7. Goodwill and Intangible Assets

The Company had no goodwill on its Statement of Condition at December 31, 2010 or December 31, 2009. During 2009, the Company determined that all of its goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million to write off all of its goodwill.

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

At June 30, 2009, the Company again tested its goodwill for impairment due to the further decline in the value of the Company's stock and due to the net loss in the second quarter of 2009.   The fair value of our enterprise at June 30, 2009 was determined using two methods. The first was a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second was an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company, and these methodologies were materially and fundamentally consistent with our assessments prior to 2009. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009, supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009, indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill.

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

The Company’s intangible assets subject to amortization were $4.632 million at December 31, 2010 and $6.827 million at December 31, 2009 with an original cost of $16.450 million at both December 31, 2010 and 2009 and with accumulated amortization of $11.818 million at December 31, 2010 and $9.623 million at December 31, 2009. Amortization expense for core deposit intangible assets for the years ended December 31, 2010, 2009 and 2008 was $2.195 million, $2.650 million and $3.501 million, respectively. Intangible assets totaling $5.241 million were amortized over seven years and were fully amortized at December 31, 2010. Intangible assets totaling $11.209 million are amortized over fifteen years, with a remaining amortization period of twelve years.

At December 31, 2010, the Company’s core deposits amortization expense is projected to be:

(Dollars in thousands)
2011	$1,113
2012	$861
2013	$668
2014	$521
2015	$406
2016-2022	$1,063

Note 8. Derivatives

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

Management reviewed all interest rate lock commitments outstanding at December 31, 2010 and determined that the amount that would have been recognized in earnings is not material.

Note 9. Deposits

The following summary presents the detail of interest-bearing deposits:

	December 31,
	2010	2009
	(Dollars in thousands)
Interest-bearing checking accounts	$308,666	$303,579
Savings accounts	141,738	125,749
Money market savings accounts	196,340	181,977
Time deposits ($100,000 or more)	528,656	432,943
Other time deposits	464,702	396,826
Total	$1,640,102	$1,441,074

The following summary presents the detail of interest expense on deposits:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest-bearing checking accounts	$1,129	$1,355	$2,000
Savings accounts	870	947	1,109
Money market savings accounts	1,396	1,734	5,472
Time deposits ($100,000 or more)	9,173	12,529	15,921
Other time deposits	7,787	11,404	15,488
Total	$20,355	$27,969	$39,990

The following table reflects maturities of time deposits at December 31, 2010:

	Less Than 1 Year	1 to 5 Years	6 to 10 Years	Total
	(Dollars in thousands)
$100,000 or more	$459,596	$64,046	$5,014	$528,656
Other time deposits	396,400	62,375	5,927	464,702
Total	$855,996	$126,421	$10,941	$993,358

Note 10. Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings.

The following is a summary of short-term borrowings:

	December 31,
	2010	2009
	(Dollars in thousands)
Note payable	$20,000	$20,000
Total	$20,000	$20,000
Weighted-average interest rate at year-end	4.76%	4.73%
Weighted-average interest rate on amounts outstanding during the year (based on average of daily balances)	5.13%	5.07%

Information concerning securities sold under agreement to repurchase is summarized as follows:

	2010	2009	2008
	(Dollars in thousands)
Average balance during the year	$0	$0	$2,010
Average interest rate during the year	0%	0%	1.33%
Maximum month-end balances during the year	$0	$0	$8,069
Interest rate at December 31,	0%	0%	N/A	%

Information concerning federal funds purchased is summarized as follows:

	2010	2009	2008
	(Dollars in thousands)
Average balance during the year	$0	$27	$1,296
Average interest rate during the year	N/A	0.76%	2.55%
Maximum month-end balances during the year	$0	$0	$6,400
Interest rate at December 31,	N/A	N/A	N/A

Federal funds purchased and securities sold under agreement to repurchase generally represented overnight borrowing transactions.

Information concerning the note payable is summarized as follows:

	2010	2009	2008
	(Dollars in thousands)
Average balance during the year	$20,000	$20,005	$37,902
Average interest rate during the year	5.13%	5.07%	6.82%
Maximum month-end balances during the year	$20,000	$20,000	$38,000
Interest rate at December 31,	4.76%	4.73%	4.93%

In 2007, the Company obtained a $38 million term loan which was used to finance a portion of the purchase price for The Peoples BancTrust Company. On December 20, 2008 the Company prepaid $18 million of the loan. This loan matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.0 million was due on April 16, 2011.  The Company was also, commencing on April 16, 2011, required to begin making quarterly principal payments of $833 thousand, in addition to quarterly interest payments.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable. The Company has received written confirmation from the servicer of this loan that the FDIC has approved a modification and extension of the loan pursuant to which the Company’s initial required principal payments are deferred from April 2011 to January 2012.  We have received Federal Reserve approval of this modification. Pursuant to this modification, the Company will be required to make a $10 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.25 million.  The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the $10.0 million principal reduction payment, the interest rate will be the prime rate as reported in The Wall Street Journal.  In order to make the January 2012 principal payments and satisfy its other obligations under this note, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  Any renewal or extension of the note would require FDIC approval. In addition, the Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. This loan is secured by the Company’s stock in the Bank and requires quarterly interest payments. At December 31, 2010, the Company was in compliance with all of the loan covenants. Failure to timely pay, modify or replace this note would have a material adverse effect on the Company. This loan was classified as long-term debt in periods prior to 2009.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB advances	$1,370	$1,951	$2,641
Junior subordinated debentures	919	1,139	1,910
Note payable	0	0	2,586
Other	1	1	1
Total	$2,290	$3,091	$7,138

The following is a summary of FHLB advances and long-term borrowings:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
FHLB advances	$57,917	$58,164
Note payable to trust preferred subsidiaries	34,021	34,021
Other	866	852
Total	$92,804	$93,037

FHLB borrowings are summarized as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at the end of the year	$57,917	$58,164	$58,471
Average balance during the year	58,051	58,291	63,051
Maximum month-end balances during the year	58,153	58,438	68,287
Daily weighted-average interest rate during the year	2.36%	3.32%	4.19%
Weighted-average interest rate at year-end	1.88%	2.90%	5.24%

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2010 and 2009, the Company had FHLB borrowings outstanding of $57.917 million and $58.164 million, respectively. The FHLB advances are secured by the Bank’s investment in FHLB stock, which totaled $6.513 million at December 31, 2010 and $6.394 million at December 31, 2009, by an interest-bearing deposit at the FHLB of $200 thousand at both December 31, 2010 and 2009, and also by a blanket floating lien on portions of the Bank’s real estate loan portfolio which totaled $138.660 million at December 31, 2010. These borrowings bear interest rates from 0.08 percent to 6.95 percent and mature from 2011 to 2026. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

In 2003, the Company created a business trust to issue trust preferred securities to finance a portion of a previous bank acquisition. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $18.557 million. This junior subordinated debenture matures in 2033 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 290 basis points. The Company has the option to repay this junior subordinated debenture. This junior subordinated debenture has covenants generally associated with such borrowings, and the Company was in compliance with these covenants at December 31, 2010 and 2009. In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $15.464 million. This junior subordinated debenture matures in 2037 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 164 basis points. The Company does not have the option to repay any part of this junior subordinated debenture until 2012. This junior subordinated debenture has covenants generally associated with such borrowings, and the Company was in compliance with these covenants at December 31, 2010 and 2009. BancTrust has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. BancTrust typically relies on dividends from the Bank to fund its payments on its junior subordinated debentures. The Bank is currently unable to pay dividends without regulatory approval, and BancTrust is unable to make payments on its junior subordinated debentures without regulatory approval.  The junior subordinated debentures are summarized as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at the end of the year	$34,021	$34,021	$34,021
Average balance during the year	34,021	34,021	34,021
Maximum month-end balances during the year	34,021	34,021	34,021
Daily weighted-average interest rate during the year	2.62%	3.35%	5.61%
Weighted-average interest rate at year-end	2.70%	2.59%	4.92%

At December 31, 2008, other long-term debt consisted of a loan for $20.057 million from an unrelated bank to the Company. This loan was reclassified in March 2009 as short-term debt. See Note 10 “Short-Term Borrowings” for information on this loan.

The following table reflects maturities of long-term debt at December 31, 2010:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
FHLB advances	$22,000	$34,306	$242	$1,369	$57,917
Junior subordinated debentures	0	0	0	34,021	34,021
Other long-term debt	0	0	0	866	866
Total	$22,000	$34,306	$242	$36,256	$92,804

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

Note 12. Preferred Stock and Common Stock Warrants

On December 19, 2008, BancTrust sold 50,000 shares of preferred stock to the U.S. Treasury for $50 million dollars. $18 million in proceeds from the sale was applied to repayment of the loan used by the Company to pay the cash portion of the purchase price of Peoples, and $30 million was contributed to the Bank as capital after year-end 2008. The preferred stock has no par value and liquidation value of $1,000 per share. The shares of preferred stock qualify as Tier 1 capital and pay a cumulative annual dividend at a rate of 5 percent for the first five years. The dividend will increase to 9 percent after five years if the preferred stock has not been redeemed by the Company. Before the third anniversary of issuance, the preferred stock may only be redeemed by the Company with the approval of the Federal Reserve Bank, and then only with proceeds from the issuance of certain qualifying Tier 1 capital. The American Recovery and Reinvestment Act of 2009 removed the additional equity capital condition to early redemption. After December 19, 2011, the Company may redeem shares of the preferred stock at any time for the liquidation amount of $1,000 per share, plus any accrued and unpaid dividends. In conjunction with the issuance of the preferred stock, BancTrust issued the U.S. Treasury a warrant to purchase up to 731 thousand shares of the Company’s common stock at $10.26 per share, which would represent an aggregate investment, if fully exercised, of approximately $7.5 million in BancTrust common stock, or 15 percent of the value of the preferred stock. The warrant has a 10 year term. The U.S. Treasury may exercise the warrant with respect to all of the shares underlying the warrant.

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

BancTrust is increasing its carrying value of the preferred shares to their redeemable value over 5 years using the constant yield method. This decreased net income available to common shareholders by $553 thousand in 2010, $519 thousand in 2009 and by $21 thousand in 2008 and will decrease net income available to common shareholders by approximately $590 thousand in 2011, $629 thousand in 2012, and $641 thousand in 2013. Dividends payable on the preferred shares decreased net income available to common shareholders by $2.5 million in 2010 and 2009 and by $90 thousand in 2008 and will decrease net income available to common shareholders by approximately $2.5 million for each of the years 2011 to 2013.

BancTrust typically relies on dividends from the Bank to fund the dividends on its preferred stock held by the U.S. Treasury. The Bank is currently unable to pay dividends without regulatory approval, and BancTrust is unable to pay dividends on its preferred stock without regulatory approval

Note 13. Accounting for Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$3,529	$(8,033)	$5,211
State	19	(253)	236
Total current income tax expense (benefit)	3,548	(8,286)	5,447
Deferred income tax expense (benefit):
Federal	(2,666)	(5,252)	(5,138)
State	47	(1,491)	(604)
Total deferred income tax expense (benefit)	(2,619)	(6,743)	(5,742)
Total income tax expense (benefit)	$929	$(15,029)	$(295)

Total income tax expense differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income tax expense at statutory rate	$1,681	$(47,713)	$336
Increase (decrease) resulting from:
Goodwill impairment	0	34,078	0
Tax exempt interest	(305)	(630)	(776)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	16	42	68
Bank-owned life insurance income	(213)	(236)	(231)
Qualified stock options	33	303	62
Change in reserve for uncertain tax positions	(68)	(208)	326
State income taxes, net of federal benefit	43	(1,134)	(239)
Other, net	(258)	469	159
Total	$929	$(15,029)	$(295)
Effective tax rate	19.3%	(11.0)%	(30.7)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$17,964	$17,079
Deferred compensation	373	355
Accrued pension cost	2,177	2,117
Interest on non-performing loans	1,148	0
Loans acquired in business combination	650	932
Investment securities acquired in business combination	4	21
Unrealized loss on securities available for sale	901	142
Write down of other real estate owned	4,066	3,887
Other	1,218	1,928
Total deferred tax assets	28,501	26,461
Deferred tax liabilities:
Core deposit intangibles	(1,737)	(2,560)
Differences between book and tax basis of property	(7,974)	(8,690)
Prepaid expenditures	(444)	(465)
Loan origination cost	(728)	(832)
Leases	(6,005)	(5,806)
Other	(843)	(775)
Total deferred tax liabilities	(17,731)	(19,128)
Net deferred tax assets	$10,770	$7,333

A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on debt and equity securities available for sale. The related deferred income tax effect of $759 thousand was recorded directly to shareholders’ equity as a component of accumulated other comprehensive income. A portion of the annual change in the net deferred tax asset relates to unrealized gains and losses on pension liabilities. The related deferred income tax effect of $60 thousand was recorded directly to shareholders’ equity as a component of accumulated other comprehensive income.

The Company has a state net operating loss carry forward in the amount of $15.357 million. The state net operating loss carry forward will begin to expire in 2017.

At December 31, 2010, the Company had net deferred tax assets of $10.770 million.  Accounting Standards Codification  Topic 740, Income Taxes,  requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The Company's management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2010, the Company's management believes that it is more likely than not that it will be able to realize its net deferred tax asset. Despite recent losses and the challenging economic environment, the Company has a history of strong earnings, is well capitalized, has available tax carryback capacity, has specific available tax planning strategies currently under consideration that would generate certain amounts of taxable income, and has expectations regarding near-term future taxable income. The deferred tax assets are analyzed quarterly for changes affecting potential realization, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

The amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 were $718 thousand, $786 thousand and $994 thousand, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of the year	$786	$994	$668
Additions based on tax positions related to the current year	48	46	37
Increase (decrease) based on tax positions related to prior years	(116)	(95)	289
Reductions as a result of statutes of limitations expiring	0	(159)	0
Balance at end of the year	$718	$786	$994

As of December 31, 2010, approximately $544 thousand of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its  federal or state income tax accounts, as applicable. The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2010, 2009 and 2008 was $(106) thousand, $(65) thousand and $57 thousand, respectively, and the amount accrued for interest and penalties was $183 thousand at December 31, 2010 and $289 thousand December 31, 2009.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. As a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits will materially decrease within the next 12 months. The amount of decrease that is reasonably possible is estimated to be $392 thousand.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and file various returns in the states where their banking offices are located. The federal and state of Florida filed income tax returns are no longer subject to examination by taxing authorities for years before 2007. The state of Alabama filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

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

 The Company is required to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on its balance sheet. The Company is required to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2010	2009
	(Dollars in thousands)
Balance at beginning of the year	$15,246	$13,656
Service cost	492	457
Interest cost	865	836
Benefits paid	(516)	(502)
Actuarial loss	686	799
Balance at the end of the year	$16,773	$15,246

	Plan Assets
	2010	2009
	(Dollars in thousands)
Balance at beginning of the year	$12,147	$9,219
Return on plan assets	1,591	2,373
Employer contribution	2,355	1,057
Benefits paid	(516)	(502)
Balance at the end of the year	$15,577	$12,147

The following table reconciles the amounts BancTrust recorded related to the pension plan:

	December 31,
	2010	2009
	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(1,196)	$(3,099)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of :
Unamortized prior service costs	$25	$30
Unamortized net losses	3,997	4,329
	$4,022	$4,359

During 2010, the pension plan’s total unrecognized net loss decreased by $332 thousand. The variance between the actual and expected return on pension plan assets during 2010 decreased the total unrecognized net loss by $617 thousand. Because the total unrecognized net gain or loss is less than the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, no amortization is anticipated in 2011. As of January 1, 2010, the average expected future working life of active plan participants was 7 years. Actual results for 2011 will depend on the 2011 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $15.760 million and $14.271 million at December 31, 2010 and 2009, respectively.

Components of the plan’s net cost were as follows:

	2010	2009	2008
	(Dollars in thousands)
Service cost	$492	$457	$608
Interest cost	865	836	810
Expected return on plan assets	(974)	(690)	(975)
Net amortization	4	4	8
Recognized net loss	401	578	212
Net pension cost	$788	$1,185	$663

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2010	2009	2008
Discount	5.87%	6.40%	5.90%
Annual salary increase	3.00%	3.00%	3.50%
Long-term return on plan assets	8.00%	8.00%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31 (the measurement dates) include the following:

	2010	2009
Discount	5.36%	5.87%
Annual salary increase	3.00%	3.00%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2010	2009
Equity securities	63%	65%
Debt securities	20%	20%
Cash/money market funds	16%	15%
Other	1%	0%
Total	100.00%	100.00%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2010, the unrecognized net loss decreased by 2.2 percent of the December 31, 2009 projected benefit obligation. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2010 by approximately $132 thousand, and decreased or increased the year-end projected benefit obligation by $1.4 million.

The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2010 by $122 thousand.

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

Asset Category	Expected Long-Term Return	Target Allocation
Equity securities	9.0%	70%
Debt securities	6.0%	30%
Other	3.0%	0%

Information detailing the fair values of plan assets is presented in the following table.

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Cash	$2,509	$2,509	$		$
Equity securities:
U.S. large cap(1)	4,315	4,315
U.S. mid cap	1,039	1,039
U.S. small cap	1,241	1,241
Foreign(2)	3,069	3,069
Emerging markets(2)	173	173
Fixed income securities:
U.S. Government bonds	201			201
Corporate bonds(3)	2,845	1,946		899
Foreign bonds(4)	36	36
Alternative investments(5)	149	149
Total plan assets	$15,577	$14,477		$1,100	$

December 31, 2009
Cash	$1,879	$1,879	$		$
Equity securities:
U.S. large cap(1)	3,575	3,575
U.S. mid cap	711	711
U.S. small cap	924	924
Foreign(2)	2,598	2,598
Emerging markets(2)	58			58
Fixed income securities:
U.S. Government bonds	326	326
Corporate bonds(3)	2,076			2,076
Total plan assets	$12,147	$10,013		$2,134	$

(1) This category comprises low-cost equity funds and actively managed common stocks.
(2) This category comprises low-cost equity funds that compares to the MSCI-EAFE Index.
(3) This category represents investment grade bonds of U.S. issuers and bond funds from diverse industries.
(4) This category comprises low-cost equity funds or ETFs that compare to the Dow Jones-USB Commodity Total Return Index and Real Estate Trust.
(5) This category comprises low-cost mutual funds.

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

In 2010, BancTrust contributed $2.355 million to its defined benefit plan. BancTrust expects to contribute a combined $1.084 million to its pension plans in 2011. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2010, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2011	$ 1,899
2012	$ 1,325
2013	$ 1,878
2014	$ 1,800
2015	$ 1,635
2016-2020	$ 4,844

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

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation 2010	Projected Benefit Obligation 2009
	(Dollars in thousands)
Balance at beginning of period	$16,123	$14,143
Service cost	478	477
Interest cost	926	883
Benefits paid	(640)	(484)
Actuarial loss	950	1,104
Balance at the end of the year	$17,837	$16,123

	Plan Assets 2010	Plan Assets 2009
	(Dollars in thousands)
Balance at the beginning of the year	$13,459	$12,058
Return on plan assets	1,430	1,885
Employer contribution	0	0
Benefits paid	(641)	(484)
Balance at the end of the year	$14,248	$13,459

The following table reconciles the amounts BancTrust recorded related to the Peoples pension plan:

	December 31,
	2010	2009
	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(3,589)	$(2,664)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of :
Unamortized actuarial net losses	$1,783	$1,286
Unamortized prior service cost	0	0
	$1,783	$1,286

During 2010, the Peoples pension plan’s total unrecognized net loss increased by $497 thousand. The variance between the actual and expected return on pension plan assets during 2010 decreased the total unrecognized net loss by $381 thousand. Because the total unrecognized net gain or loss is less than the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, no amortization is expected in 2011. As of January 1, 2010, the average expected future working lifetime of active plan participants was 8 years. Actual results for 2011 will depend on the 2011 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $16.433 million and $14.796 million at December 31, 2010 and 2009, respectively.

Components of the Peoples plan’s net cost were as follows:

	2010	2009	2008
	(Dollars in thousands)
Service cost	$478	$477	$730
Interest cost	926	883	898
Expected return on plan assets	(1,049)	(937)	(989)
Net amortization	0	0)	(9)
Recognized net loss	72	77	23
Net pension cost	$427	$500	$653

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2010	2009
Discount	5.87%	6.40%
Annual salary increase	3.00%	3.00%
Long-term return on plan assets	8.00%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2010 and 2009 (the measurement date) include the following:

	2010	2009
Discount	5.36%	5.87%
Annual salary increase	3.00%	3.00%

The asset allocations of pension benefit plan assets at December 31, 2010 and 2009 were:

Asset Category	2010	2009
Equity securities	71%	63%
Debt securities	24%	31%
Cash/money market funds	5%	6%
Other	0%	0%
Total	100%	100%

Information detailing the fair values of plan assets is presented in the following table.

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Cash	$780	$780	$		$
Equity securities:
U.S. large cap(1)	9,105	9,105
Foreign(2)	941	941
Fixed income securities:
U.S. Government bonds	2,969			2,969
Corporate bonds(3)	453			453

Total plan assets	$14,248	$10,826		$3,422	$

December 31, 2009
Cash	$818	$818	$		$
Equity securities:
U.S. large cap(1)	7,727	7,727
Foreign(2)	812	812
Fixed income securities:
U.S. Government bonds	2,702	2,702
Corporate bonds(3)	1,400			1,400

Total plan assets	$13,459	$12,059		$1,400	$

(1) This category comprises low-cost equity funds and actively managed common stocks.
(2) This category comprises low-cost equity funds that compare to the MSCI-EAFE Index.
(3) This category represents investment grade bonds of U.S. issuers and bond funds from diverse industries.
The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2010, the unrecognized net loss decreased by 3.1 percent of the projected benefit obligation at December 31, 2009. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. An increase or decrease of 1 percent in the discount rate would have decreased or increased the net periodic benefit cost for 2010 by approximately $138 thousand and decreased or increased the year-end projected benefit obligation by $2.4 million.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes using the target allocations described below. Each 1.0 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2010 by $131 thousand.

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

BancTrust expects to contribute a combined $1.084 million to its pension plans in 2011. In 2010, BancTrust made no contributions to the Peoples plan. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the Peoples pension plan to the extent permitted by law.

At December 31, 2011, the Peoples pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2011	$738
2012	$764
2013	$849
2014	$904
2015	$951
2016-2020	$5,888

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

In 2008, the Company changed its accounting policy with respect to the Supplemental Plan. Management believes the newly adopted accounting policy is preferable in the circumstances because it establishes a definitive accrual for each participant in the plan specifically responsive to the individual’s factors and variables, as applicable, in the provisions of the Supplemental Plan. Management determined it to be impracticable to ascertain the period-specific effects of the change on all prior periods presented and determined that such effects would be immaterial to the operating results and financial condition of such periods. Therefore, the cumulative effect of the change to the new accounting principle was applied to the carrying amounts of assets and liabilities as of January 1, 2008, the beginning of the earliest period to which the new accounting policy can be practically applied. At such date, the Company recorded the cumulative effect of applying this change in accounting principle by decreasing retained earnings by $829 thousand, increasing deferred tax assets by $498 thousand and increasing other liabilities by $1.327 million. The amount of the liability for the Supplemental Plan was $1.150 million at December 31, 2010 and $1.165 million at December 31, 2009. The discount rate utilized in measuring the liability was 5.36 percent at December 31, 2010, 5.87 percent at December 31, 2009, and 5.90 percent at both January 1, 2008 and December 31, 2008. Amounts of postretirement expense under this Supplemental Plan were immaterial for the years ended December 31, 2010, 2009 and 2008.

SAVINGS AND PROFIT SHARING PLAN — BancTrust maintains the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan and The Peoples BancTrust Company, Inc. 401(k) Plan that was adopted by The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to their acquisition by the Company. Subject to certain employment and vesting requirements, all BancTrust personnel are permitted to participate in one of the plans. Under the BancTrust Financial Group, Inc. Employee Savings and Profit Sharing Plan, an eligible employee may defer up to 75 percent of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution as follows: $1.00 for every $1.00 on the first 2 percent of employee contribution, $0.75 per $1.00 on the next 2 percent of employee contribution and $0.50 per $1.00 on the next 2 percent of employee contribution. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year. Under The Peoples BancTrust Company, Inc. 401(k) Plan, the employees of The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to the acquisition and new or rehired employees beginning employment after October 15, 2007 and working in a location that was formerly a location of The Peoples BancTrust Company, Inc. or The Peoples Bank and Trust Company, are permitted to participate in this plan. An eligible employee may defer up to 75 percent of his or her pay into the plan, subject to dollar limitations imposed by law. The employer makes a matching contribution of $.25 for $1.00 for the first 6 percent of pay contributed by the participant. Contributions vest as follows: 25 percent after two years, 50 percent after three years, and 75 percent after four years. Employees are fully vested after five years. The Company may also, at its discretion, contribute to the plan an amount based on the Company’s level of profitability each year.

 The Company made total contributions of $666 thousand, $706 thousand and $833 thousand, respectively, during 2010, 2009 and 2008.

DEFERRED COMPENSATION PLAN — The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $108 thousand, $57 thousand, and $80 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements. The amount of the liability was $1.871 million and $1.745 million at December 31, 2010 and 2009, respectively.

The Company maintains a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2010 and 2009, the grantor trust held 124 thousand and 86 thousand shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 15. Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2010, 2009 and 2008. Diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair value of the common stock during the respective periods.

The following table presents the earnings per common share calculations for the years ended December 31, 2010, 2009 and 2008. The Company excluded from the calculation of earnings per share 826 thousand, 839 thousand and 148 thousand shares for the years ended December 31, 2010, 2009 and 2008, respectively, because those shares were subject to options or warrants issued with exercise prices in excess of the average market value per share.

Basic Earnings Per Common Share	2010	2009	2008
	(Dollars in thousands, except per share)
Net income (loss) available to common shareholders	$842	$(124,321)	$1,145

Weighted average common shares outstanding	17,639	17,617	17,540

Basic earnings (loss) per common share	$0.05	$(7.06)	$0.07

Diluted Earnings Per Common Share

Net income (loss) available to common shareholders	$842	$(124,321)	$1,145

Weighted average common shares outstanding	17,639	17,617	17,540

Add: Dilutive effects of assumed conversions and exercises of common stock options, warrant and restricted stock	78	0	155

Weighted average common and dilutive potential common shares outstanding	17,717	17,617	17,695

Diluted earnings (loss) per common share	$0.05	$(7.06)	$0.06

Note 16. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Bank. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are generally limited to the Bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. At January 1, 2011, the Bank could not declare a dividend without the approval of regulators. The Bank requested and received approval for the Bank to pay $6.0 million in dividends to BancTrust in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.  The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2010, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 9.9%, a Tier 1 Capital to risk-weighted assets ratio of 13.9% and a total capital to risk-weighted assets ratio of 15.2%.

As of December 31, 2010 and 2009, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred securities issued by BancTrust’s business trusts is included by the Company in its calculation of Tier 1 and total capital.

The Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock, incurring additional debt or modifying or refinancing existing debt, or reducing its capital position by purchasing or redeeming our outstanding securities.

Actual capital amounts and ratios are presented in the table below for the Bank and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,340	14.0%	$123,813	8.0%	N/A	N/A
Bank	234,661	15.2	123,630	8.0	$154,537	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$196,670	12.7%	$61,907	4.0%	N/A	N/A
Bank	214,991	13.9	61,815	4.0	$92,722	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$196,670	9.1%	$86,343	4.0%	N/A	N/A
Bank	214,991	9.9	86,601	4.0	$108,252	5.0%
December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$212,689	13.1%	$130,131	8.0%	N/A	N/A
Bank	233,822	14.4	129,821	8.0	$162,276	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$192,088	11.8%	$65,065	4.0%	N/A	N/A
Bank	213,221	13.1	64,910	4.0	$97,366	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$192,088	9.7%	$79,007	4.0%	N/A	N/A
Bank	213,221	10.7	79,533	4.0	$99,416	5.0%

Note 17.  Fair Value Measurement and Fair Value of Financial Instruments

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

December 31, 2010
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury securities	$405	$0	$405	$0
Obligations of U.S. Government sponsored enterprises	82,433	0	82,433	0
Obligations of states and political subdivisions	2,402	0	2,402	0
Mortgage-backed securities	340,320	0	340,320	0
Total available for sale securities	$425,560	$0	$425,560	$0

December 31, 2009
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury securities	$1,454	$0	$1,454	$0
Obligations of U.S. Government sponsored enterprises	36,101	0	36,101	0
Obligations of states and political subdivisions	14,681	0	14,681	0
Mortgage-backed securities	209,598	9,511	199,886	201
Total available for sale securities	$261,834	$9,511	$252,122	$201

During 2010, one U.S. Government-sponsored enterprise mortgage-backed security was transferred into Level 2 from Level 1. This security was purchased on December 30, 2009, and the Company’s third-party valuation service provider used this trade in its determination of the fair market value of this security at December 31, 2009.  There was no change in fair value relating to this security that resulted in a realized gain or loss. This security’s fair value at December  31, 2010, which was determined using a Level 2 methodology, was $9.195 million compared to an amortized cost of $9.011 million, resulting in a net unrealized gain of $184 thousand.

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

	(Dollars in thousands)

	2010	2009
January 1,	$201	$0
Total gains or losses (realized/unrealized)	0	0
Included in earnings	0	0
Included in other comprehensive income	0	0
Purchases, issuance, and settlements	0	0
Transfers out of Level 3 to Level 2	(201)	0
Transfers into Level 3	0	201
December 31,	$0	$201

In previous periods, the securities measured as Level 3 securities were valued using discounted cash flows because market data was not available.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

December 31, 2010
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$49,495	—	—	$49,495
Impaired loans with partial charge off with no allowance remaining	$3,234	—	—	$3,234
Loans held for sale	$5,129	—	—	$5,129
Other real estate owned	$82,419	—	—	$82,419

December 31, 2009
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$46,791	—	—	$46,791
Loans held for sale	$2,947	—	—	$2,947
Other real estate owned	$52,185	—	—	$52,185

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

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2010 and 2009. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE — Fair values for securities available for sale are primarily estimated using market prices for similar securities. For any Level 3 securities, the Company generally uses a discounted cash flow methodology.

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

SHORT-TERM BORROWINGS — The fair value for these short-term liabilities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar type borrowings.

FHLB ADVANCES AND LONG-TERM DEBT — The fair value of the Company’s borrowings are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2010 and 2009, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2010 and 2009 are summarized below.

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and federal funds sold	$25,852	$25,852	$37,287	$37,287
Interest-bearing deposits	144,022	144,022	22,389	22,389
Securities available for sale	425,560	425,560	261,834	261,834
Loans, net	1,335,354	1,300,925	1,422,683	1,382,716
Accrued interest receivable	6,485	6,485	6,689	6,689
Financial liabilities:
Deposits	$1,864,805	$1,870,448	$1,653,435	$1,656,759
Short-term borrowings	20,000	21,001	20,000	20,356
FHLB advances and long-term debt	92,804	75,836	93,037	74,905
Accrued interest payable	4,285	4,285	4,024	4,024

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

	December 31,
	2010	2009
	(Dollars in thousands)
Standby letters of credit	$23,027	$25,491
Commitments to extend credit	239,685	261,904

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2010, was $23.027 million, and that sum represents the Company’s maximum credit risk. At December 31, 2010, the Company had $230 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

The Company leases certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2010 are summarized below.

Year	Minimum Rental Payments
(Dollars in thousands)
2011	$444
2012	664
2013	915
2014	927
2015	963
After 2016	7,061
Total	$10,974

Rental expense under all operating leases amounted to $382 thousand in 2010, $469 thousand in 2009, and $569 thousand in 2008.

The Company and the Bank are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 19.  Non-Interest Revenue

Components of other income, charges and fees are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Mortgage loan fees	$1,386	$1,289	$1,147
ATM interchange fees	2,030	1,738	1,651
Other	3,574	4,024	3,413
Total	$6,990	$7,051	$6,211

Note 20.  Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Accounting and audit	$821	$919	$923
Advertising	186	295	546
Data processing	290	322	262
Stationery and supplies	588	739	1,085
Other	7,954	8,940	9,465
Total	$9,839	$11,215	$12,281

Note 21. Other Comprehensive Income (Loss)

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

	2010
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains arising during the period	$347	$130	$217
Less realized gains included in operations	(2,369)	(888)	(1,481)
Net change in unrealized gains on securities	(2,022)	(758)	(1,264)
Net pension liability adjustment, substantially actuarial losses	(160)	(60)	(100)
Other comprehensive (loss)	$(2,182)	$(818)	$(1,364)

	2009
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	$(1,209)	$(453)	$(756)
Less: reclassification adjustment of credit portion included in net income	400	150	250
Net noncredit portion of other-than-temporary impairment losses	(809)	(303)	(506)
Less realized gains included in operations	(3,897)	(1,461)	(2,436)
Net change in unrealized gains on securities	927	348	579
Net pension liability adjustment, substantially actuarial gains	1,386	520	866
Other comprehensive (loss)	$(2,393)	$(896)	$(1,497)

	2008
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains arising during the period	$1,348	$506	$842
Less realized gains included in operations	(186)	(70)	(116)
Net change in unrealized gains on securities	1,162	436	726
Net pension liability adjustment, substantially actuarial losses	(4,330)	(1,624)	(2,706)
Other comprehensive (loss)	$(3,168)	$(1,188)	$(1,980)

At December 31, 2010 and 2009 accumulated other comprehensive income (loss) was comprised of the following:

	December 31, 2010
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale	$(2,405)	$(902)	$(1,503)
Pension related adjustments, including minimum liability and funding status	(5,805)	(2,176)	(3,629)
Accumulated other comprehensive loss	$(8,210)	$(3,078)	$(5,132)

	December 31, 2009
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale	$(382)	$(142)	$(240)
Pension related adjustments, including minimum liability and funding status	(5,645)	(2,117)	(3,528)
Accumulated other comprehensive loss	$(6,027)	$(2,259)	$(3,768)

Note 22. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2010	2009
	(Dollars and shares in thousands except per share amount)
ASSETS
Cash and cash equivalents	$1,997	$247
Investment in bank subsidiary	217,954	219,643
Other assets	6,263	6,130
Total assets	$226,214	$226,020
LIABILITIES
Short-term debt	$20,000	$20,000
Long-term debt	34,021	34,021
Other liabilities	8,263	8,201
Total liabilities	62,284	62,222
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2010 and 2009	48,140	47,587
Common stock — $.01 par value
Shares authorized — 50,000
Shares issued — 17,895 in 2010 and 17,890 in 2009	179	179
Additional paid in capital	193,901	193,800
Accumulated other comprehensive loss, net	(5,132)	(3,768)
Deferred compensation payable in common stock	826	780
Retained earnings	(70,750)	(71,592)
Treasury stock, 256 shares in 2010 and 2009, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 124 shares in 2010 and 86 shares in 2009	(826)	(780)
Total shareholders’ equity	163,930	163,798
Total liabilities and shareholders’ equity	$226,214	$226,020

Condensed Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash dividends from subsidiaries	$6,000	$2,000	$8,500
Other income	169	232	152
Total income	6,169	2,232	8,652
Interest expense — short-term debt	1,026	1,015	0
Interest expense — long-term debt	919	1,139	4,496
Expenses — other	(75)	1,067	949
Income (loss) before undistributed income (excess distributions) of subsidiaries	4,299	(989)	3,207
Equity in undistributed income (excess distributions) of subsidiaries	(424)	(120,306)	(1,951)
Net income (loss)	3,875	(121,295)	1,256
Effective preferred stock dividend	3,033	3,026	111
Net income (loss) available to common shareholders	$842	$(124,321)	$1,145

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$3,875	$(121,295)	$1,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in excess distributions (undistributed earnings) of subsidiaries	424	120,306	1,951
Other, net	(70)	161	3,137
Net cash provided by (used in) operating activities	4,229	(828)	6,344
INVESTING ACTIVITIES
Capital injection into subsidiary	0	(30,000)	0
Net cash used in investing activities	0	(30,000)	0
FINANCING ACTIVITIES
Cash dividends	(2,480)	(3,008)	(8,813)
Proceeds from issuance of long-term debt	0	0	57
Payment of long-term debt	0	(57)	(18,000)
Proceeds from issuance of preferred stock	0	0	47,085
Proceeds from issuance of common stock warrants	0	0	2,867
Proceeds from exercise of stock options	1	0	0
Net cash (used in) provided by financing activities	(2,479)	(3,065)	23,196
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,750	(33,893)	29,540
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	247	34,140	4,600
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,997	$247	$34,140

	2010	2009	2008
	(Dollars in thousands)
Cash paid for:
Interest	$1,937	$2,787	$4,591
Income taxes	(891)	(424)	759
Non-cash transactions:
Dividends paid in common stock	0	104	321
Fair value of restricted stock issued	0	50	372
Adoption of EITF 06-4	0	0	156

Note 23. Subsequent Events

On November 10, 2010, BancTrust entered into a Standby Equity Distribution Agreement (the “Standby Agreement”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.

During 2010, BancTrust did not issue common stock under the Standby Agreement; however, through March 25, 2011, BancTrust raised $750 thousand through the sale of 297 thousand shares of its Common Stock to YA Global pursuant to the Standby Agreement.

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

Internal Control over Financial Reporting

See “Management’s Report on Internal Controls over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 above.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2011 annual meeting under the captions “VOTING SECURITIES — Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and under the caption “CORPORATE GOVERNANCE -CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2011 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is included in this report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.” The balance of the information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2011 annual meeting under the captions “VOTING SECURITIES — Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2011 annual meeting under the caption “CORPORATE GOVERNANCE -CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2011 annual meeting under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2010 and 2009
Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements.

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

5. Articles of Amendment to Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3)(i).1 to BancTrust’s Quarterly Report on Form 10-Q filed on August 10, 2010 (No. 0-15423), is incorporated herein by reference.

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

8. Articles of Amendment to Articles of Incorporation of BancTrust Financial Group, Inc., filed as Exhibit (3)(i).1 to BancTrust’s Quarterly Report on Form 10-Q filed on August 10, 2010 (No. 0-15423), is incorporated herein by reference.

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

18. *Retirement Plan for Employees of South Alabama Bancorporation, Inc. filed as Exhibit 10.29 to registrant’s Registration Statement on Form S-1 filed on September 8, 2005 (No. 333-128183), is incorporated herein by reference.

19. *First Amendment to the Retirement Plan for Employees of South Alabama Bancorporation, filed as Exhibit 10.30 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

20. *Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc., filed as Exhibit 10.31 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 0-15423), is incorporated herein by reference.

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

23. *Form of Waiver executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).2 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

24.*Form of letter agreement, executed by each of W. Bibb Lamar, Jr., F. Michael Johnson, Michael D. Fitzhugh, Bruce C. Finley, Jr. and Edward T. Livingston, filed as Exhibit (10).3 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

25.*Change in Control Compensation Agreement dated as of January 1, 2009, between BancTrust Financial Group, Inc., BankTrust and W. Bibb Lamar, Jr., filed as Exhibit (10).4 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

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

30. *Amended and Restated 2001 Incentive Compensation Plan, filed as Exhibit (10).9 to registrant’s Current Report on Form 8-K filed on December 23, 2008 (No. 0-15423) is incorporated herein by reference.

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

40. Office Lease Agreement among BankTrust, the Employees’ Retirement System of Alabama and the Teacher’s Retirement System of Alabama dated August 25, 2010 filed as Exhibit 10.1 to the registrant’s Current Report of Form 8-K, filed August 26, 2010 (No. 0-15423), is incorporated herein by reference.

41. Standby Equity Distribution Agreement dated as of November 10, 2010 between YA Global Master SPV Ltd. and BancTrust Financial Group, Inc. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 10, 2010 (No. 0-15423), is incorporated herein by reference.

42. Second Loan Modification Agreement, dated November 10, 2010, between the Company and the FDIC, as Receiver of Silverton Bank, N.A. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 16, 2010 (No. 0-15423), is incorporated herein by reference.

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

Dated: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ W. Bibb Lamar, Jr.	President and CEO	March 25, 2011
W. Bibb Lamar, Jr.	(Principal executive officer)

/s/F. Michael Johnson	Chief Financial Officer and Secretary	March 25, 2011
F. Michael Johnson	(Principal financial and accounting officer)

/s/ Tracy T. Conerly	Director	March 25, 2011
Tracy T. Conerly

/s/ Stephen G. Crawford	Director	March 25, 2011
Stephen G. Crawford

/s/David C. De Laney	Director	March 25, 2011
David C. De Laney

Director
Robert M. Dixon, Jr.

/s/Broox G. Garrett, Jr.	Director	March 25, 2011
Broox G. Garrett, Jr.

/s/Carol F. Gordy	Director	March 25, 2011
Carol F. Gordy

/s/Barry E. Gritter	Director	March 25, 2011
Barry E. Gritter

/s/James M. Harrison, Jr.	Director	March 25, 2011
James M. Harrison, Jr.

/s/Clifton C. Inge, Jr.	Director	March 25, 2011
Clifton C. Inge, Jr.

/s/Kenneth S. Johnson	Director	March 25, 2011
Kenneth S. Johnson

/s/W. Bibb Lamar, Jr.	Director	March 25, 2011
W. Bibb Lamar, Jr.

/s/John H. Lewis, Jr.	Director	March 25, 2011
John H. Lewis, Jr.

/s/Harris V. Morrissette	Director	March 25, 2011
Harris V. Morrissette

/s/Paul D. Owens, Jr.	Director	March 25, 2011
Paul D. Owens, Jr.

/s/Mary Ann M. Patterson	Director	March 25, 2011
Mary Ann M. Patterson

/s/Peter C. Sherman	Director	March 25, 2011
Peter C. Sherman

/s/Dennis A. Wallace	Director	March 25, 2011
Dennis A. Wallace

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

23.1	Consent of Dixon Hughes PLLC

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