Form 10-Q
period 2011-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2011-05-13
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

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
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Shares of common stock ($0.01 par) outstanding at May 9, 2011: 17,983,482

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Dollars and shares in thousands, except per share amounts)	March 31, 2011	December 31, 2010
ASSETS
Cash and Due from Banks	$31,284	$25,852
Interest-Bearing Deposits in Other Financial Institutions	96,326	144,022
Securities Available for Sale, at Fair Value	523,475	425,560
Loans Held for Sale	98	5,129

Loans and Leases	1,356,186	1,378,156
Allowance for Loan and Lease Losses	(45,711)	(47,931)
Loans and Leases, Net	1,310,475	1,330,225

Premises and Equipment, Net	74,647	75,604
Accrued Income Receivable	6,446	6,485
Other Intangible Assets	4,340	4,632
Cash Surrender Value of Life Insurance	17,201	17,048
Other Real Estate Owned	85,293	82,419
Other Assets	35,175	41,172
Total Assets	$2,184,760	$2,158,148

LIABILITIES
Non-Interest-Bearing Demand Deposits	$254,640	$224,703
Interest-Bearing Demand Deposits	534,817	505,006
Savings Deposits	138,711	141,738
Large Denomination Time Deposits (of $100 or more)	507,068	528,656
Other Time Deposits	455,832	464,702
Total Deposits	1,891,068	1,864,805
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	92,742	92,804
Other Liabilities	16,301	16,609
Total Liabilities	2,020,111	1,994,218

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2011 and 2010	48,284	48,140
Common Stock – Par Value $0.01 Per Share, 100 Shares Authorized, Shares Issued: 2011-18,192; 2010-17,895	182	179
Additional Paid in Capital	194,629	193,901
Accumulated Other Comprehensive Loss, Net	(5,539)	(5,132)
Deferred Compensation Payable in Common Stock	894	826
Accumulated Deficit	(70,499)	(70,750)
Treasury Stock of 256 Common Shares in 2011 and 2010, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 151 Shares in 2011 and 124 Shares in 2010	(894)	(826)
Total Shareholders' Equity	164,649	163,930
Total Liabilities and Shareholders' Equity	$2,184,760	$2,158,148

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(Dollars and shares in thousands, except per share amounts)
		Three Months Ended March 31,
		2011	2010
	Interest Revenue:
	Loans and Leases	$17,008	$18,508
Securities Available for Sale:	Taxable	3,253	2,189
	Non-Taxable	29	97
	Other	72	26
	Total Interest Revenue	20,362	20,820

	Interest Expense:
	Deposits	4,457	5,042
	Short-Term Borrowings	250	248
	FHLB Advances and Long-Term Debt	489	638
	Total Interest Expense	5,196	5,928

	Net Interest Revenue	15,166	14,892
	Provision for Loan Losses	3,500	2,850
	Net Interest Revenue after Provision for Loan Losses	11,666	12,042

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,539	1,921
	Trust Income	1,045	952
	Securities Gains	484	837
	Other Income	1,769	1,614
	Total Non-Interest Revenue	4,837	5,324

	Non-Interest Expense:
	Salaries	5,531	5,580
	Pensions and Employee Benefits	1,666	1,777
	Net Occupancy Expense	1,502	1,442
	Furniture and Equipment Expense	896	1,100
	Intangible Amortization	292	567
	Losses on Other Real Estate Owned	173	162
	Gains on Repossessed and Other Assets	(3)	(206)
	ATM Processing Expense	268	321
	FDIC Assessments	1,143	940
	Telephone and Data Line Expense	501	377
	Legal Expense	352	342
	Other Real Estate Carrying Cost Expense	554	694
	Other Expense	2,555	2,611
	Total Non-Interest Expense	15,430	15,707

	Income Before Income Taxes	1,073	1,659
	Income Tax Expense	53	534
	Net Income	1,020	1,125
	Effective Preferred Stock Dividend	769	739
	Net Income to Common Shareholders	$251	$386
	Basic Earnings Per Common Share	$0.01	$0.02
	Diluted Earnings Per Common Share	$0.01	$0.02
	Weighted-Average Common Shares Outstanding – Basic	17,754	17,638
	Weighted-Average Common Shares Outstanding – Diluted	17,831	17,734

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME - For the Three Months Ended March 31, 2011 and 2010
(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss Net	Deferred Compensation Payable in Common Stock	Accumu-lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Comprehensive income:
Net income							1,020			1,020
Recognized net periodic pension benefit cost, net of taxes					70					70
Change in fair value of securities available for sale, net of taxes					(477)					(477)
Total comprehensive income										613
Amortization of preferred stock discount	144						(144)			-
Dividends-preferred							(625)			(625)
Purchase of deferred compensation shares						73			(73)	-
Deferred compensation paid in common stock held in grantor trust						(5)			5	-
Stock compensation expense				26						26
Common stock issued		297	3	702						705
Balance, March 31, 2011	$48,284	18,192	$182	$194,629	$(5,539)	$894	$(70,499)	$(2,408)	$(894)	$164,649

Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							1,125			1,125
Recognized net periodic pension benefit cost, net of taxes					74					74
Change in fair value of securities available for sale, net of taxes					425					425
Total comprehensive income										1,624
Amortization of preferred stock discount	135						(135)			-
Dividends-preferred							(604)			(604)
Purchase of deferred compensation shares						36			(36)	-
Deferred compensation paid in common stock held in grantor trust						(13)			13	-
Stock compensation expense				29						29
Restricted stock fully vested		5								-
Balance, March 31, 2010	$47,722	17,895	$179	$193,829	$(3,269)	$803	$(71,206)	$(2,408)	$(803)	$164,847

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,020	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,114	1,265
Amortization and accretion of premiums and discounts, net	756	222
Amortization of intangible assets	292	567
Provision for loan losses	3,500	2,850
Securities gains, net	(484)	(837)
Loss on other real estate owned	173	162
Gains on repossessed and other assets	(3)	(206)
Gain on sale of loans originated for sale	(213)	(155)
Stock compensation expense	26	29
Increase in cash surrender value of life insurance	(153)	(151)
Changes in operating assets and liabilities:
Loans originated for sale	(12,484)	(12,130)
Loans sold	17,728	13,763
Decrease in accrued income receivable	39	209
Decrease in other assets	6,245	1,451
Decrease in other liabilities	(197)	(31)
Net cash provided by operating activities	17,359	8,133
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in other financial institutions	47,696	(82,934)
Net decrease in loans and leases	12,580	10,024
Proceeds from sales of other real estate owned, net	812	1,278
Purchases of premises and equipment	(157)	(202)
Proceeds from sales of securities available for sale	24,498	27,931
Proceeds from maturities of securities available for sale	28,014	22,941
Purchases of securities available for sale	(151,651)	(72,547)
Net cash used in investing activities	(38,208)	(93,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,263	82,522
Payments of FHLB advances and long-term debt	(62)	(57)
Issuance of common stock	705	-
Dividends paid	(625)	(604)
Net cash provided by financing activities	26,281	81,861
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,432	(3,515)
Cash and cash equivalents at beginning of period	25,852	37,287
Cash and cash equivalents at end of period	$31,284	$33,772
Supplemental disclosures of cash flow information:
Interest paid	$5,676	$6,301
Income taxes (received) paid, net	(5,804)	4
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	3,859	7,170

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Note 1: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods.  Results for interim periods may not necessarily be indicative of results to be expected for the year or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

Reclassifications

Certain reclassifications of 2010 balances have been made to conform to classifications used in 2011. These reclassifications did not change shareholders' equity or net income.

Note 2: Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for disclosures associated with credit quality and the allowance for loan and lease losses.  This update requires additional disclosures related to the allowance for loan and lease losses with the objective of providing financial statement users with greater transparency about an entity’s loan and lease loss reserves and overall credit quality.  Additional disclosures include presenting on a disaggregated basis the aging of receivables, credit quality indicators and troubled debt restructurings and their effect on the allowance for loan and lease losses.  The provisions of this update are effective for interim and annual periods ending on or after December 15, 2010, except for the disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this updated standard did not have a material impact on the Company’s financial condition or results of operations; however, the updated standard did increase the number of disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued an update to the accounting standards for the presentation of fair value disclosures.  The new guidance requires disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and Level 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual and interim reporting periods beginning after December 15, 2010. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information guidance, which was adopted by the Company on January 1, 2011.

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions  prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The Company is currently evaluating the impact of adoption on its financial position and results of operations, but does not believe that adoption will have a material impact.

Note 3: Securities Available for Sale

The Company classifies all its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at March 31, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2011
U.S. Treasury securities	$400	$2	$0	$402
Obligations of U.S. Government sponsored enterprises	147,977	28	1,390	146,615
Obligations of states and political subdivisions	2,380	21	0	2,401
Mortgage-backed securities	375,886	2,300	4,129	374,057
Total	$526,643	$2,351	$5,519	$523,475

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010
U.S. Treasury securities	$400	$5	$0	$405
Obligations of U.S. Government sponsored enterprises	83,537	89	1,193	82,433
Obligations of states and political subdivisions	2,380	22	0	2,402
Mortgage-backed securities	341,648	2,302	3,630	340,320
Total	$427,965	$2,418	$4,823	$425,560

Securities available for sale with a carrying value of approximately $192.436 million at March 31, 2011 and $175.342 million at December 31, 2010 were pledged to secure deposits of public funds and trust deposits.

For the three months ended March 31, 2011, proceeds from the sales of securities available for sale were $24.498 million. Gross realized gains on the sale of these securities were $484 thousand and there were no gross realized losses. For the three months ended March 31, 2010, proceeds from the sales of securities available for sale were $27.931 million. Gross realized gains on the sale of these securities were $861 thousand and gross realized losses were $24 thousand. The Company did not record any other-than-temporary impairment charge in the first quarters of 2011 or 2010.

Maturities of securities available for sale as of March 31, 2011, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$27,445	$26,359
Due in 1 to 5 years	29,461	29,279
Due in 5 to 10 years	26,142	26,130
Due in over 10 years	67,709	67,650
Mortgage-backed securities	375,886	374,057
Total	$526,643	$523,475

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$113,537	$1,390	$0	$0	$113,537	$1,390
Mortgage-backed securities	167,230	3,350	3,367	779	170,597	4,129
Total	$280,767	$4,740	$3,367	$779	$284,134	$5,519

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored enterprises	$56,633	$1,193	$0	$0	$56,633	$1,193
Mortgage-backed securities	120,936	2,849	3,556	781	124,492	3,630
Total	$177,569	$4,042	$3,556	$781	$181,125	$4,823

At March 31, 2011, the Company had 43 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and one investment security in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $779 thousand and $781 thousand in accumulated other comprehensive loss (pre-tax) related to this security at March 31, 2011 and December 31, 2010, respectively.  No credit-related other-than-temporary impairment occurred during the three month periods ended March 31, 2011 and 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.367 million and represents all of the unrealized losses at March 31, 2011 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of March 31, 2011, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$281,327	$279,422
Agricultural	3,151	3,450
Equipment leases	17,768	19,407
Total commercial, financial and agricultural	302,246	302,279

Commercial real estate:
Commercial construction, land and land development	314,519	315,079
Other commercial real estate	406,437	417,700
Total commercial real estate	720,956	732,779

Residential real estate:
Residential construction	18,471	20,745
Residential mortgage	254,434	263,472
Total residential real estate	272,905	284,217

Consumer, installment and single pay:
Consumer	52,059	54,934
Other	8,676	9,849
Total consumer, installment and single pay	60,735	64,783

Total loans and leases	1,356,842	1,384,058
Less unearned discount leases	(1,783)	(2,032)
Less deferred cost (unearned loan fees), net	1,225	1,259
Total loans and leases, net	$1,356,284	$1,383,285

Loans include loans held for sale of $98 thousand at March 31, 2011 and $5.129 million at December 31, 2010 which are accounted for at the lower of cost or market value, in the aggregate.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits are typically loans and lines secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and they are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.

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

Equipment Leases include leases that were acquired with the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These loans are secured by the equipment being leased and are being paid over a relatively short period.

Commercial Real Estate loans include commercial construction loans, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences where the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are disbursed incrementally as construction is completed.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income. The Bank does not engage in subprime lending.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income. Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily short-term loans to municipalities to fund operating expenses during periods prior to revenue collection, and capital projects.

Non-Accrual Loans

At March 31, 2011 and December 31, 2010, non-accrual loans totaled $109.907 million and $103.084 million, respectively, which included non-accruing restructured loans of $3.832 million and $3.088 million, respectively. The allowance for loan and lease losses allocated to restructured loans at March 31, 2011 and December 31, 2010 was $331 thousand and $281 thousand, respectively. The amount of interest income that would have been recorded during the first three months of 2011, if these non-accrual loans had been current in accordance with their original terms, was $1.518 million. The amount of interest income actually recognized on these loans during the first three months of 2011 was $61 thousand. At March 31, 2011 and December 31, 2010, performing restructured loans totaled $3.127 million and $3.430 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at March 31, 2011 and December 31, 2010, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$2,857	$3,883
Commercial real estate:
Construction, land and land development	77,289	69,349
Other	11,048	10,105
Consumer	441	477
Residential:
Construction	1,542	1,864
Mortgage	16,730	17,406
Total non-accrual loans	$109,907	$103,084

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
March 31, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$2,096	$2,857	$4,953	$297,293	$302,246	$0
Commercial real estate:
Construction, land and land development	5,108	77,289	82,397	232,122	314,519	0
Other	6,078	11,048	17,126	389,311	406,437	0
Consumer	974	441	1,415	59,320	60,735	0
Residential
Construction	0	1,542	1,542	16,929	18,471	0
Mortgage	5,054	16,730	21,784	232,650	254,434	0
Total	$19,310	$109,907	$129,217	$1,227,625	$1,356,842	$0

December 31, 2010
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,088	$3,883	$4,971	$297,308	$302,279	$0
Commercial real estate:
Construction, land and land development	3,002	69,349	72,351	242,728	315,079	0
Other	5,608	10,105	15,713	401,987	417,700	0
Consumer	667	477	1,144	63,639	64,783	0
Residential
Construction	0	1,864	1,864	18,881	20,745	0
Mortgage	2,690	17,406	20,096	243,376	263,472	0
Total	$13,055	$103,084	$116,139	$1,267,919	$1,384,058	$0

Impaired Loans

Loans are considered impaired when, based on current information, it is probable that all amounts contractually due, including scheduled principal and interest payments, are not likely to be collected. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All loans placed on non-accrual status are considered to be impaired.  If a loan is impaired, a specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Information on impaired loans at March 31, 2011 and December 31, 2010 follows.    Additionally, partial charge-offs of impaired loans that did not have specific allowances for loan losses were $4.126 million at March 31, 2011 and $2.183 million at December 31, 2010.

IMPAIRED LOANS March 31, 2011
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$719	$1,176	$0	$798	$1
Commercial real estate construction, land and land development	19,012	21,570	0	18,756	0
Commercial real estate other	9,537	9,537	0	7,848	7
Consumer	0	0	0	0	0
Residential construction	1,173	1,173	0	1,480	0
Residential mortgage	8,344	9,455	0	7,658	15
Total	38,785	42,911	0	36,540	23

With a related allowance recorded:
Commercial, financial and agricultural	1,422	1,463	709	1,857	0
Commercial real estate construction, land and land development	56,566	59,883	12,888	53,089	38
Commercial real estate other	3,462	3,462	354	5,105	31
Consumer	47	47	24	50	1
Residential construction	369	369	11	548	0
Residential mortgage	6,439	6,515	1,662	6,773	1
Total	68,305	71,739	15,648	67,422	71

Total commercial	90,718	97,091	13,951	87,453	77
Total consumer	47	47	24	50	1
Total residential	16,325	17,512	1,673	16,459	16
Total Impaired Loans	$107,090	$114,650	$15,648	$103,962	$94

December 31, 2010
(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$878	$878	$0	$1,037	$40
Commercial real estate construction, land and land development	18,500	19,851	0	23,430	95
Commercial real estate other	6,159	6,159	0	9,097	94
Consumer	0	0	0	0	0
Residential construction	1,787	1,787	0	1,565	10
Residential mortgage	6,972	7,804	0	5,515	49
Total	34,296	36,479	0	40,644	288

With a related allowance recorded:
Commercial, financial and agricultural	2,292	2,292	1,140	2,852	1
Commercial real estate construction, land and land development	49,611	52,928	13,121	46,993	276
Commercial real estate other	6,749	6,749	636	7,336	198
Consumer	53	53	27	50	3
Residential construction	726	726	68	741	0
Residential mortgage	7,108	7,184	2,052	9,026	49
Total	66,539	69,932	17,044	66,998	527

Total commercial	84,189	88,857	14,897	90,745	704
Total consumer	53	53	27	50	3
Total residential	16,593	17,501	2,120	16,847	108
Total Impaired Loans	$100,835	$106,411	$17,044	$107,642	$815

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

The Bank did not have any loss (grade 9) loans at March 31, 2011 or December 31, 2010.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at March 31, 2011 and December 31, 2010.  These tables reflect continuing issues with credit quality, primarily in the Company’s coastal markets.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
	Commercial, Financial and Agricultural		Commercial Real Estate- Construction, Land and Land Development		Commercial Real Estate- Other
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Excellent	$7,208	$6,587	$306	$296	$1,620	$2,345
Guideline	84,005	84,378	20,551	21,450	110,923	118,051
Satisfactory	76,117	77,401	18,470	18,824	124,460	130,520
Low satisfactory	108,897	107,207	128,944	129,242	129,777	130,016
Special mention	15,618	15,700	10,653	17,811	13,722	11,980
Substandard	10,375	10,980	135,595	127,456	25,915	24,766
Doubtful	26	26	0	0	20	22
Loss	0	0	0	0	0	0
Total	$302,246	$302,279	$314,519	$315,079	$406,437	$417,700

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
	Residential - Construction		Residential - Mortgage
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Pass	$16,929	$18,881	$215,377	$222,943
Special mention	0	0	8,692	10,334
Substandard	1,542	1,864	30,278	30,100
Doubtful	0	0	87	95
Total	$18,471	$20,745	$254,434	$263,472

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY
	Consumer
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Grade:
Performing	$60,294	$64,306
Non-performing	441	477
Total	$60,735	$64,783

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of March 31, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
March 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	1,088	3,982	811	50	0	5,931
Recoveries	14	147	8	42	0	211
Provision charged to operating expense	776	3,245	604	(223)	(902)	3,500
Balance at end of period	$5,131	$30,841	$6,470	$659	$2,610	$45,711

Period-end amount allocated to:
Loans individually evaluated for impairment	$709	$13,242	$1,673	$24	$0	$15,648
Other loans not individually evaluated	4,422	17,599	4,797	635	2,610	30,063
Ending balance	$5,131	$30,841	$6,470	$659	$2,610	$45,711

Loans -
Loans individually evaluated for impairment	$2,141	$88,577	$16,325	$47	$0	$107,090
Other loans not individually evaluated	300,105	632,379	256,580	60,688	0	1,249,752
Ending balance	$302,246	$720,956	$272,905	$60,735	$0	$1,356,842

December 31, 2010
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,140	$13,757	$2,120	$27	$0	$17,044
Other loans not individually evaluated	4,289	17,674	4,549	863	3,512	30,887
Ending balance	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Loans -
Loans individually evaluated for impairment	$3,170	$81,019	$16,593	$53	$0	$100,835
Other loans not individually evaluated	299,109	651,760	267,624	64,730	0	1,283,223
Ending balance	$302,279	$732,779	$284,217	$64,783	$0	$1,384,058

Other Real Estate Owned

A summary of other real estate owned follows:
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Construction, land development, lots and other land	$71,424	$71,097
1-4 family residential properties	5,526	4,390
Multi-family residential properties	3,499	3,499
Non-farm non-residential properties	4,844	3,433
Total other real estate owned	$85,293	$82,419

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected. Other real estate owned activity for the first three months of 2011 and 2010 is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the year	$82,419	$52,185
Loan foreclosures	3,859	7,170
Property sold	(812)	(1,278)
Losses on sale and write-downs	(173)	(162)
Balance at the end of the period	$85,293	$57,915

Note 5: Change in Allowance for Losses on Loans and Leases

The changes in the allowance for losses on loans and leases for the three-month periods ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Balance at beginning of period	$47,931	$45,905
Provision charged to operating expense	3,500	2,850
Loans charged-off	(5,931)	(1,084)
Recoveries	211	121
Balance at end of period	$45,711	$47,792

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

Note 6: Retirement Plans

	Three Months Ended
	March 31, 2011	March 31, 2010
(in thousands)
Service cost	$236	$243
Interest cost	447	448
Expected return on plan assets	(564)	(506)
Amortization of prior service cost	1	1
Amortization of net loss	111	118
Net periodic pension cost	$231	$304

The Company previously disclosed, in its annual report on Form 10-K for the year ended December 31, 2010, that it expected to contribute $1.084 million to its pension plan in 2011, none of which was contributed in the first three months of 2011. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2011 was 5.36 percent.

Note 7: Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three-month periods ended March 31, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended March 31, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for the quarters ended March 31, 2011 and 2010, 70 thousand shares and 97 thousand shares, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarters ended March 31, 2011 and 2010, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods.

	Three Months Ended
Basic Earnings Per Common Share	March 31, 2011	March 31, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$251	$386
Weighted average common shares outstanding	17,754	17,638
Basic earnings per common share	$0.01	$0.02

	Three Months Ended
Diluted Earnings Per Common Share	March 31, 2011	March 31, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$251	$386
Weighted average shares outstanding	17,754	17,638
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	77	96
Weighted average common and dilutive potential common shares outstanding	17,831	17,734
Diluted earnings per common share	$0.01	$0.02

Note 8: Comprehensive Income

The following table shows comprehensive income for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
(in thousands)	March 31,	March 31,
	2011	2010

Net income	$1,020	$1,125
Recognized pension net periodic benefit cost, net of taxes of $(42) and $(45), respectively	70	74
Less reclassification adjustments for gains included in net income (loss), net of taxes of $182 and $314, respectively	(302)	(523)
Net change in fair value of securities available for sale, net of taxes of $105 and ($536), respectively	(175)	948
Comprehensive income	$613	$1,624

Note 9:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2011 was $23.060 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2011, the Company had $231 thousand of liabilities associated with standby letter of credit agreements.

Note 10: Fair Value Measurement and Fair Value of Financial Instruments

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

During the three months ended March 31, 2011, no securities were transferred between Levels.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$402	$0	$402	$0
Obligations of U.S. Government sponsored enterprises	146,615	0	146,615	0
Obligations of states and political subdivisions	2,401	0	2,401	0
Mortgage-backed securities	374,057	0	374,057	0
Available-for-sale securities	$523,475	$0	$523,475	$0

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$405	$0	$405	$0
Obligations of U.S. Government sponsored enterprises	82,433	0	82,433	0
Obligations of states and political subdivisions	2,402	0	2,402	0
Mortgage-backed securities	340,320	0	340,320	0
Available-for-sale securities	$425,560	$0	$425,560	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

March 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$52,657	-	-	$52,657
Impaired Loans with partial charge off with no allowance remaining	$5,484	-	-	$5,484
Other Real Estate Owned	$85,293	-	-	$85,293

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$49,495	-	-	$49,495
Impaired Loans with partial charge off with no allowance remaining	$3,234	-	-	$3,234
Other Real Estate Owned	$82,419	-	-	$82,419

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

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2011 and December 31, 2010.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale are primarily estimated using market prices for similar securities. For any Level 3 securities, the Company generally uses a discounted cash flow methodology.

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

SHORT-TERM BORROWINGS - The fair value for these short-term liabilities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

FHLB ADVANCES AND LONG-TERM DEBT - The fair value of the Company's fixed rate borrowings is estimated using discounted cash flows, based on the Company's current incremental borrowing rates for similar borrowing arrangements.

 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2011 and December 31, 2010, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of March 31, 2011 and December 31, 2010 are summarized below.

(in thousands)	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$31,284	$31,284	$25,852	$25,852
Interest-bearing deposits	96,326	96,326	144,022	144,022
Securities available for sale	523,475	523,475	425,560	425,560
Loans and leases, net	1,310,573	1,276,429	1,335,354	1,300,925
Accrued interest receivable	6,446	6,446	6,485	6,485
Financial liabilities:
Deposits	$1,891,068	$1,895,549	$1,864,805	$1,870,448
Short-term borrowings	20,000	20,920	20,000	21,001
FHLB advances and long-term debt	92,742	75,812	92,804	75,836
Accrued interest payable	3,805	3,805	4,285	4,285

Certain financial instruments and all non-financial instruments are excluded from fair value disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 11: Common Stock Issuance

On November 10, 2010, BancTrust entered into a Standby Equity Distribution Agreement (the “Standby Agreement”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.

During the first quarter of 2011, we raised $750 thousand through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53.

Note 12: Subsequent Events

On April 22, 2011, the Company entered into a Modification of Loan Documents to be effective as of April 16, 2011 with the Federal Deposit Insurance Corporation, as receiver for Silverton Bank, N.A.  This Modification was dated April 18, 2011 but was executed and delivered on April 22, 2011.  The Modification amends the Loan Agreement dated October 16, 2007 between the Company and The Bankers Bank, N.A. (whose name was changed to Silverton Bank, N.A.), as modified by a First Amendment to Loan Agreement dated October 28, 2009 and further modified by the Second Loan Modification Agreement dated November 10, 2010.  The Loan Agreement, as modified, governs the loan to the Company in the original principal amount of $38 million evidenced by a Promissory Note dated October 16, 2007 from the Company to The Bankers Bank, which Note is secured by the Company’s common stock in BankTrust, its banking subsidiary.  The Modification also amends the Promissory Note.  The current principal balance outstanding under this Note is $20 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2010 and March 31, 2011 and significant changes in operations for the three-month periods ended March 31, 2011 and 2010.

Cautionary Notice Concerning Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements with respect to critical accounting policies, financial condition, liquidity, non-performing assets, results of operations and other matters.  Forward-looking statements may be found in the Notes to Unaudited Consolidated Condensed Financial Statements and in the following discussion.  These statements can generally be identified by the use of words such as "expect," "may," "could," "should," “contemplate,” "intend," "plan," "project," "estimate," "will," "believe," "continue," "predict," "anticipate" or words of similar meaning.  The Company's forward-looking statements are based on information presently available to Management and assumptions that Management believes to be reasonable.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, in addition to the inherent uncertainty of predictions, which may be beyond our control and which may cause the actual results, performance, capital, ownership or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated include, among others:

-	the risk that indications of an improving economy may prove to be premature;

-
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

-
existing regulatory requirements, changes in regulatory requirements, including accounting standards and legislation, and our inability to meet those requirements, including capital requirements, and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

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

-	competitors may have greater financial resources and develop products that enable or competitors to compete more successfully than we can compete;

-	adverse changes may occur in the equity capital markets;

-
the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and that sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards or unrealized built-in losses  that we may be able to utilize for income tax purposes; and

-	we may not be able to effectively manage the risks involved in the foregoing.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice and by those risks and uncertainties described under “Item 1A. Risk Factors” of this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2010 under “Special Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors,” and by those risks and uncertainties otherwise disclosed in our Securities and Exchange Commission (“SEC”) reports and filings. Such reports are available upon request from the Company, including through the Company’s website at http://www.banktrustonline.com under the “Investor Relations” tab. These reports are also available from the SEC, including through the SEC’s website at http://www.sec.gov.

We caution you not to place undue reliance on our forward-looking statements, which speak only as of the date such statements were made. We do not intend to update or revise, and we assume no responsibility for updating or revising, any forward-looking statement attributable to us.

Recent Accounting Pronouncements

See Note 2 in the notes to unaudited condensed consolidated financial statements.

Critical Accounting Policies

Basis of Financial Statement Presentation

The financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, foreclosure, are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan and lease losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by Management, and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.  Revenue and expenses from other real estate and the impact of any subsequent changes in the carrying value are included in other expenses.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At March 31, 2011, the Company had net deferred tax assets of $11.014 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard as to whether some or all of its deferred tax assets will not be realized. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations in the period in which the allowance is established, which could have a material adverse effect on its earnings and capital position.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the effects of uncertain tax positions, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance, as well as income tax accounting pronouncements.

Financial Condition at March 31, 2011 and December 31, 2010

Overview

Total assets at March 31, 2011 were $2.185 billion, an increase of $26.612 million, or 1.2 percent, from $2.158 billion at December 31, 2010. The increase in total assets is due to the increase in deposits of $26.263 million. This increase in deposits and the decrease in interest-bearing deposits in other financial institutions (overnight funds) of $47.696 million was used to fund an increase in investment securities of $97.915 million since December 31, 2010. We increased our investment portfolio in the first quarter of 2011 to increase our net interest revenue and net interest margin. The increase in deposits at March 31, 2011 was not a result of our offering higher than market rates or a result of increasing our brokered deposits, but was a result of the stabilization and growth of our deposit base, which has been helped by increased FDIC insurance coverage. Deposit growth in the first quarter of 2011 was concentrated in demand deposits. Time deposits over $100,000 decreased by $21.588 million, in part due to the maturity of $11.581 million in brokered deposits which we did not replace.

Our net interest margin for the first quarter of 2011 decreased to 3.14 percent compared to 3.40 percent for the same period last year due to increased liquidity and lower yields on our investment portfolio. We estimate that our high level of non-performing assets resulted in our quarterly net interest margin being approximately 51 basis points lower than it would have been if these assets had been earning interest.

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

●	Implement new provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

●
Require a bank holding company to be well-capitalized and well-managed to become a financial holding company and require bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state;

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

Loans

Total loans and leases at March 31, 2011 were down $27.001 million from December 31, 2010.  Most of the decrease was within the commercial and residential real estate portfolio.  Economic conditions have continued to diminish loan demand in the first quarter of 2011.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at March 31, 2011, and  at the end of the four prior quarters.

	2011	2010
	March 31	December 31	September 30	June 30	March 31
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$281,327	$279,422	$281,187	$283,383	$282,656
Agricultural	3,151	3,450	2,528	2,130	1,980
Equipment leases	17,768	19,407	21,094	22,608	24,090
Total commercial, financial and agricultural	302,246	302,279	304,809	308,121	308,726
Commercial real estate:
Commercial construction, land and land development	314,519	315,079	321,332	332,045	353,059
Other commercial real estate	406,437	417,700	414,680	419,793	420,149
Total commercial real estate	720,956	732,779	736,012	751,838	773,208

Residential real estate:
Residential construction	18,471	20,745	22,286	21,747	24,285
Residential mortgage	254,434	263,472	266,402	271,792	272,334
Total residential real estate:	272,905	284,217	288,688	293,539	296,619

Consumer, installment and single pay:
Consumer	52,059	54,934	57,626	60,933	62,483
Other	8,676	9,849	9,690	8,499	9,718
Total consumer, installment and single pay	60,735	64,783	67,316	69,432	72,201

Total	1,356,842	1,384,058	1,396,825	1,422,930	1,450,754
Less unearned discount leases	(1,783)	(2,032)	(2,303)	(2,593)	(2,901)
Less deferred cost (unearned loan fees), net	1,225	1,259	1,299	1,267	1,289
	$1,356,284	$1,383,285	$1,395,821	1,421,604	1,449,142

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$205,703	$65,755	$9,869	$281,327
Agricultural	986	2,165	0	3,151
Equipment leases	0	17,768	0	17,768
Total commercial, financial and agricultural	206,689	85,688	9,869	302,246
Commercial real estate:
Commercial construction, land and land development	125,619	65,198	123,702	314,519
Other commercial real estate	188,066	163,464	54,907	406,437
Total commercial real estate	313,685	228,662	178,609	720,956

Residential real estate:
Residential construction	7,634	7,297	3,540	18,471
Residential mortgage	108,894	93,525	52,015	254,434
Total residential real estate	116,528	100,822	55,555	272,905

Consumer, installment and single pay:
Consumer	27,397	23,690	972	52,059
Other	485	8,191	0	8,676
Total consumer, installment and single pay	27,882	31,881	972	60,735
Total	$664,784	$447,053	$245,005	$1,356,842
Percent of total	49%	33%	18%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$206,587	$63,044	$9,791	$279,422
Agricultural	2,181	1,269	0	3,450
Equipment leases	0	19,407	0	19,407
Total commercial, financial and agricultural	208,768	83,720	9,791	302,279
Commercial real estate:
Commercial construction, land and land development	120,445	67,591	127,043	315,079
Other commercial real estate	195,047	166,983	55,670	417,700
Total commercial real estate	315,492	234,574	182,713	732,779

Residential real estate:
Residential construction	7,551	6,802	6,392	20,745
Residential mortgage	116,296	95,748	51,428	263,472
Total residential real estate	123,847	102,550	57,820	284,217

Consumer, installment and single pay:
Consumer	28,880	24,925	1,129	54,934
Other	710	9,139	0	9,849
Total consumer, installment and single pay	29,590	34,064	1,129	64,783
Total	$677,697	$454,908	$251,453	$1,384,058
Percent of total	49%	33%	18%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans increased $1.905 million, or 0.7 percent from December 31, 2010 to March 31, 2011, as a result of new loan activity in our Central Alabama market.

Our C and I loan portfolio at March 31, 2011 was diversified over a range of industries, including manufacturing (13.9 percent), construction (10.5 percent), real estate (9.8 percent), retail trade (8.9 percent), finance and insurance (6.2 percent), health care (5.1 percent) and agriculture (5.1 percent).  Approximately 73.1 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

At March 31, 2011, approximately 53.1 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during the first three months of 2011 and the year 2010.  Management expects that the current economic conditions will continue to limit this type of lending in the foreseeable future.

The following table shows the composition of our real estate – construction portfolio at March 31, 2011 and December 31, 2010, by geographic region in which the loans are serviced.

	March 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$34,996	$2,071	$7,908	$44,975
Residential	7,634	7,297	3,540	18,471
Land development	36,878	40,637	69,297	146,812
Land	53,733	22,490	46,497	122,720
Other	12	0	0	12
Total	$133,253	$72,495	$127,242	$332,990
Percent of total	40%	22%	38%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$28,979	$2,107	$7,524	$38,610
Residential	7,551	6,802	6,392	20,745
Land development	37,379	41,037	71,038	149,454
Land	53,818	23,172	48,481	125,471
Other	269	1,275	0	1,544
Total	$127,996	$74,393	$133,435	$335,824
Percent of total	38%	22%	40%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Commercial construction loans in the Southern Alabama region increased in the first three months of 2011 due to advances made on a large construction project.  There was a decrease in the Northwest Florida region over the same time primarily due to the foreclosure and charge-off process.  Loans in this category remained at a consistent level as compared to December 31, 2010.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.

At March 31, 2011, residential mortgage loans comprised 19% of the total loan portfolio and contributed approximately 15% of non-performing assets.  Delinquency rates for this loan category have been similar to the delinquency rates for the total loan portfolio.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. The resulting oil spill in 2010 caused us to analyze our portfolio in order to assess possible credit losses resulting from the spill.  The spill was capped in the late summer of 2010, and we currently do not expect any material negative impact on our customer base as a result of the spill.  The ability to sell other real estate in our coastal markets in the Southern Alabama and Northwest Florida regions in 2010 was negatively affected during this period of uncertainty.

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

Non-performing assets were $195.200 million at March 31, 2011 compared to $185.503 million at year-end 2010. Restructured loans on non-accrual at March 31, 2011 were $3.832 million compared to $3.088 million at December 31, 2010. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2011 and December 31, 2010, the allowance for loan and lease losses allocated to restructured loans on non-accrual totaled $281 thousand. Loans on non-accrual and restructured loans on non-accrual increased to $109.907 million at March 31, 2011 from $103.084 million at December 31, 2010, primarily a result of two significant relationships in Central Alabama being placed on non-accrual status.  As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans decreased to 3.37% at March 31, 2011 from 3.47% at December 31, 2010, due largely to a partial charge off on a large development property in coastal Northwest Florida to reflect current appraisals.

Total non-performing assets as a percentage of loans and other real estate owned at March 31, 2011 was 13.5 percent compared to 12.7 percent at year-end 2010.

The following table is a summary of non-performing assets at March 31, 2011 and December 31, 2010.

(Dollars in Thousands)
	March 31, 2011	December 31, 2010

Accruing loans 90 days or more past due
Non-farm non-residential property loans	$-	$-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	-	-
Restructured loans on non-accrual
Construction, land development and other land loans	2,619	2,596
1-4 family residential loans	435	435
Non-farm non-residential property loans	682	0
Commercial and industrial loans and leases	30	0
Consumer loans	66	57
Total restructured loans	3,832	3,088
Loans on non-accrual
Construction, land development and other land loans	76,212	68,617
1-4 family residential loans	16,295	16,971
Multifamily residential loans	1,768	1,773
Non-farm non-residential property loans	8,598	8,332
Commercial and industrial loans and leases	2,827	3,883
Consumer loans	375	420
Other loans	-	-
Total loans and leases on non-accrual	106,075	99,996
Total non-performing loans and leases	109,907	103,084
Other real estate owned
Construction, land development and other land	71,424	71,097
1-4 family residential properties	5,526	4,390
Multifamily residential	3,499	3,499
Non-farm non-residential properties	4,844	3,433
Total other real estate owned	85,293	82,419
Total non-performing assets	$195,200	$185,503

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.10%	7.45%
Total non-performing assets as a percentage of loans, leases and other real estate owned	13.54%	12.66%

The following tables contain a summary by location of non-performing assets at March 31, 2011 and December 31, 2010.

March 31, 2011
(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$110	$691	$3,031	$0	$3,832
Non-accrual loans and leases	27,751	9,633	67,893	798	106,075
Other real estate owned	17,983	5,518	51,614	10,178	85,293
Total	$45,844	$15,842	$122,538	$10,976	$195,200

December 31, 2010
(Dollars in Thousands)	Central Alabama	Southern Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$46	$11	$3,031	$0	$3,088
Non-accrual loans and leases	19,747	11,651	67,992	606	99,996
Other real estate owned	17,366	3,319	51,546	10,188	82,419
Total	$37,159	$14,981	$122,569	$10,794	$185,503

Not included in the non-performing assets tables are potential problem loans totaling $101.121 million at March 31, 2011, with a related allowance of $11.132 million. This compares with potential problem loans of $101.542 million at December 31, 2010, with a related allowance of $9.088 million. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan and lease losses and are closely and regularly monitored to protect the Company’s interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

Also not included in the non-performing assets tables are restructured loans that are performing loans and, therefore, accruing interest. The amount of restructured performing loans at March 31, 2011 totaled $3.127 million as compared to $3.430 million at December 31, 2010. These restructurings primarily involve extending repayment terms with an insignificant effect on interest income to the Company.

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

Loans subject to criticism through the Company’s risk grading process totaled $254.447 million at March 31, 2011, representing 18.8 percent of total loans and an increase of $1.721 million from December 31, 2010.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

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

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $4.046 million during the first three months of 2011, which represented 68.2 percent of total charge-offs for the period.
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

The following tables show the composition of criticized loans at March 31, 2011 and December 31, 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 57.5% of the total criticized loans.  Approximately 56.2% of criticized loans are serviced by Florida, with 67.9% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	March 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$17,806	$3,473	$4,624	$25,903
Residential construction	0	369	1,173	1,542
Commercial construction, land and land development	29,153	20,048	97,073	146,274
Other commercial real estate	9,646	11,094	18,917	39,657
Agricultural	96	0	0	96
Residential mortgage	9,465	8,971	21,023	39,459
Consumer	799	652	65	1,516
Equipment leases	0	0	0	0
Total	$66,965	$44,607	$142,875	$254,447
Percent of total	26%	18%	56%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,087	$3,585	$3,938	$26,610
Residential construction	321	369	1,173	1,863
Commercial construction, land and land development	28,804	16,284	100,179	145,267
Other commercial real estate	9,916	10,572	16,280	36,768
Agricultural	97	0	0	97
Residential mortgage	10,560	9,184	20,784	40,528
Consumer	779	736	78	1,593
Equipment leases	0	0	0	0
Total	$69,564	$40,730	$142,432	$252,726
Percent of total	28%	16%	56%	100%

Criticized C and I loans decreased in the Southern Alabama market during the first three months of 2011 primarily due to chargeoffs and reclassifications.  Criticized commercial construction, land and land development loans increased in the Central Alabama market during this period primarily as a result of a downgrade of one significant relationship. Total criticized loans in the Northwest Florida market remained constant during this time period.

The following table shows the composition of the criticized construction, land, and land development loans at March 31, 2011, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and they are primarily land and land development loans.

	March 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,908	$9,383
Residential	0	369	1,173	1,542
Land development	13,982	18,168	58,630	90,780
Land	13,696	1,880	30,535	46,111
Other	0	0	0	0
Total	$29,153	$20,417	$98,246	$147,816
Percent of total	20%	14%	66%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,524	$8,999
Residential	321	369	1,173	1,863
Land development	13,786	14,297	60,604	88,687
Land	13,543	1,987	32,051	47,581
Other	0	0	0	0
Total	$29,125	$16,653	$101,352	$147,130
Percent of total	20%	11%	69%	100%

There was no significant change in total criticized construction, land, and land development loans from March 31, 2011 to December 31, 2010.  There was an increase in criticized construction, land, and land development loans in the Central Alabama market due to the downgrade of one significant relationship.

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

The allowance for loan and lease losses represented 41.59 percent and 46.50 percent of non-performing loans and leases at March 31, 2011 and December 31, 2010, respectively. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.37 percent at March 31, 2011 and 3.47 percent at December 31, 2010. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at March 31, 2011 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits are typically loans and lines secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and they are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans increased $1.905 million, or 0.7 percent, from December 31, 2010 to March 31, 2011, as  a result of new loan activity in Central Alabama.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $3.151 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans decreased $299 thousand, or 8.7 percent, from December 31, 2010 to March 31, 2011, as a result of paydowns.

Equipment Leases include leases that were acquired with the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $1.639 million, or 8.5 percent, from December 31, 2010 to March 31, 2011.  These loans are secured by the equipment being leased and are being paid over a relatively short period.

Commercial Real Estate loans include commercial construction loans, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction, land and land development loans decreased $560 thousand, or 0.2 percent, from December 31, 2010 to March 31, 2011, a change not considered significant.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower. The portfolio of other commercial real estate loans decreased $11.263 million, or 2.7 percent, from December 31, 2010 to March 31, 2011, primarily as a result of foreclosures and paydowns.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are disbursed incrementally as construction is completed.  The portfolio of residential construction loans decreased $2.274 million, or 10.9 percent, from December 31, 2010 to March 31, 2011, primarily as a result of the completion of a residential construction project in Florida, which has moved to an amortizing residential mortgage.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $9.038 million, or 3.4 percent, from December 31, 2010 to March 31, 2011, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $2.875 million, or 5.2 percent, from December 31, 2010 to March 31, 2011, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily short-term loans to municipalities to fund operating expenses during periods prior to revenue collection, and capital projects.  The portfolio of other loans decreased $1.173 million, or 11.9 percent, from December 31, 2010 to March 31, 2011, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by breaking down the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at March 31, 2011 and December 31, 2010 for each specific category.  Commercial real estate continued to be our largest loan category at March 31, 2011, comprising 54.6% of total loans.  Commercial real estate also represented the majority of non-performing loans at 81.8%, with approximately 69.7% of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in our Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	March 31, 2011		December 31, 2010
	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non-performing Loans
Multi-family	2.1%	1.6%	2.1%	1.7%
Churches	1.7%	0.0%	1.6%	0.0%
Hotels	2.3%	0.0%	2.3%	0.0%
Office buildings	6.9%	2.9%	6.9%	3.7%
Shopping centers	3.2%	3.3%	3.2%	1.6%
Warehouses	3.2%	1.1%	3.3%	1.1%
Convenience stores	2.0%	0.0%	2.0%	0.0%
Healthcare	0.9%	0.0%	1.4%	0.0%
Commercial development	3.3%	1.3%	2.8%	1.4%
Other owner-occupied commercial real estate	3.9%	0.1%	3.5%	1.0%
Other commercial real estate	2.8%	0.4%	3.2%	0.5%
Total Investment Property	32.3%	10.7%	32.3%	11.0%

1-4 family construction	1.4%	1.4%	1.5%	1.8%
Total 1-4 Family Properties	1.4%	1.4%	1.5%	1.8%

Land acquisition & development	10.9%	39.8%	10.8%	40.3%
Vacant land/non-development	7.2%	19.7%	7.2%	19.7%
Vacant land/future development	1.6%	9.5%	1.7%	5.8%
Farmland & timberland	1.2%	0.7%	1.0%	0.2%
Total Land Portfolio	20.9%	69.7%	20.7%	66.0%

Total Commercial Real Estate	54.6%	81.8%	54.5%	78.8%

Commercial & Industrial Portfolio	20.7%	2.5%	20.2%	3.7%
Total Commercial and Industrial Loans	20.7%	2.5%	20.2%	3.7%

Home equity	3.5%	0.8%	3.5%	1.1%
Residential mortgages	15.3%	14.4%	15.5%	15.8%
Consumer loans	3.8%	0.4%	4.0%	0.5%
Total Retail	22.6%	15.6%	23.0%	17.4%

Agricultural loans	0.2%	0.1%	0.2%	0.1%
Other loans	0.6%	0.0%	0.7%	0.0%
Total Lease Financing	1.3%	0.0%	1.4%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At March 31, 2011, the composition of the investment portfolio by carrying amount was 0.08 percent U.S. Treasuries, 28.00 percent securities of U.S. government-sponsored enterprises, 0.46 percent securities of state and political subdivisions, and 71.46 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at March 31, 2011 and December 31, 2010, was 2.76 percent and 2.77 percent, respectively. The average life of the portfolio at March 31, 2011 and December 31, 2010, was 5.90 years and 4.62 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. The net unrealized loss on securities available-for-sale increased by $763 thousand from December 31, 2010 to March 31, 2011, due in part to our sale of investment securities which resulted in a realized gain of $484 thousand.

The Company recorded impairment charges related to potential credit loss of $150 thousand in the third quarter of 2009 and $250 thousand in the fourth quarter of 2009 related to one investment security. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.367 million and an unrealized loss of $779 thousand at March 31, 2011. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of March 31, 2011 with the other-than-temporary impairment charges the Company took in the third and fourth quarters of 2009. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits increased from $1.865 billion at December 31, 2010 to $1.891 billion at March 31, 2011, an increase of $26.263 million, or 1.4 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $47.851 million, or 3.5 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped expand our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100,000 to $250,000 and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2011 we will evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At March 31, 2011, we had $15.109 million in brokered time deposits and $42.854 million of CDARS brokered time deposits, compared to $26.677 million and $39.158 million, respectively, at December 31, 2010. During the first quarter of 2011 we paid off $11.568 million in brokered deposits. Brokered deposits, including CDARS deposits, accounted for 3.07 percent of total deposits at March 31, 2011 compared to 3.53 percent at December 31, 2010. We also had FHLB advances of $57.848 million at March 31, 2011 compared to $57.917 million at December 31, 2010.

The table below shows the breakdown of deposits at March 31, 2011 and December 31, 2010.

(In thousands)	March 31, 2011	December 31, 2010
Non-Interest-Bearing Demand Deposits	$254,640	$224,703
Interest-Bearing Demand Deposits	534,817	505,006
Savings Deposits	138,711	141,738
Large Denomination Time Deposits (of $100 or more)	507,068	528,656
Other Time Deposits	455,832	464,702
Total Deposits	$1,891,068	$1,864,805

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of March 31, 2011, our debt consisted of advances from the FHLB of $57.848 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $873 thousand of other long-term debt. These amounts are relatively unchanged from December 31, 2010. During the first three months of 2011, we did not borrow any additional funds from the FHLB.

BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.000 million was due on April 16, 2011.  In April of 2011, this note payable was again modified. Pursuant to this modification, we will be required to make the $10.000 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.250 million. At the time the principal payment is made, the interest rate on the note payable will be reduced.  The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the 2012 principal reduction, the interest rate will be one-month LIBOR plus 4.50%.  In order to make the January 2012 principal payment and satisfy its other obligations under this note payable, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  Any renewal or extension of the note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. Further discussion of the terms of the note renewal is included under the heading “Liquidity.”

Capital Resources

Our shareholders’ equity as a percentage of total assets at March 31, 2011 was 7.54 percent, compared to 7.60 percent at December 31, 2010. This decrease resulted primarily from the increase in total assets in the first three months of 2010.

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

Our Tier 1 capital was $198.116 million at March 31, 2011 and $196.670 million at December 31, 2010.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $19.345 million at March 31, 2011 and $19.670 million at December 31, 2010.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $217.461 million at March 31, 2011, and $216.340 million at December 31, 2010.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 13.00 percent and 14.27 percent, respectively, at March 31, 2011, and 12.71 percent and 13.98 percent, respectively, at December 31, 2010.  Both the March 31, 2011 and December 31, 2010 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At March 31, 2011 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At March 31, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.02%, a Tier 1 Capital to risk-weighted assets ratio of 14.25% and a total capital to risk-weighted assets ratio of 15.52%.

The components of the Company’s risk-based capital calculations at March 31, 2011 are shown below:
March 31, 2011
(Dollars in Thousands)
Tier 1 capital-
Preferred stock	$48,284
Allowable common shareholders' equity	116,832
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	198,116

Tier 2 capital-Allowable portion of the allowance for loan losses	19,345
Total capital (Tiers 1 and 2)	$217,461

Risk-weighted assets	$1,523,385
Quarterly average assets	2,163,561
Risk-based capital ratios:
Tier 1 capital ratio	13.00%
Total capital ratio (Tiers 1 and 2)	14.27%

The Company did not declare a dividend on its common stock for the first quarter of 2011. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of, among other things, its debt obligation, the current economic conditions and its level of non-performing assets. On November 10, 2010, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.  Pursuant to the SEDA, YA Global has agreed to purchase up to $15 million of newly issued common stock of the Company in increments of not more than $250 thousand weekly if notified to do so by the Company in accordance with the terms and conditions of the SEDA. The SEDA includes the following provisions regarding the sale of our common shares to YA Global:

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

During the first quarter of 2011, we raised $750 thousand through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53.

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

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $458.449 million at March 31, 2011, up from $419.892 million at December 31, 2010. This increase in liquid assets is primarily due to the increase in total deposits at March 31, 2011 from December 31, 2010 of $26.263 million. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 20.98 percent of total assets at March 31, 2011 compared to 19.46 percent at December 31, 2010.  The net change in cash and cash equivalents for the three-month period ended March 31, 2011 was an increase of $5.432 million, or 21.0 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $67.688 million at March 31, 2011, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2011 and did not borrow federal funds in 2010.

BancTrust’s liquidity, on an unconsolidated basis at the holding company level, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank did not request permission to pay a dividend in the first quarter of 2011 because of our cash position at the holding company, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury, including a first quarter 2011 dividend on our preferred stock. Management plans to request approval for additional Bank and holding company dividends as needed. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its regular ongoing commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part.

Additionally, BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications. In April of 2011, this note payable was again modified. Pursuant to this modification, we will be required to make a $10 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.25 million in addition to quarterly interest payments. The maturity date of this note is April 16, 2013. The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the 2012 principal reduction, the interest rate will be one-month LIBOR plus 4.50%.  In order to make the January 2012 principal payment and satisfy its other obligations under this note payable, BancTrust must either raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

Except as discussed in this Management's Discussion and Analysis, elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2010, Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations, and Management is not aware of any current proposals or recommendations by applicable regulatory authorities which, if implemented, would have such an effect.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Income

The Company recorded net income to common shareholders of $251 thousand, or $0.01 per basic and diluted common share, during the first quarter of 2011, compared to net income to common shareholders in the first quarter of 2010 of $386 thousand, or $0.02 per basic and diluted common share. Net income before the preferred stock dividend was $1.020 million in the first quarter of 2011 compared to net income before the preferred dividend of $1.125 million in the first quarter of 2010.

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

Quarterly average interest-earning assets increased to $1.958 billion for the first quarter of 2011 from $1.782 billion in the first quarter of 2010, an increase of $176.660 million, or 9.9 percent. Our quarterly net interest margin was 3.14 percent for the first quarter of 2011 compared to 3.40 percent for the first quarter of 2010 and 3.04 percent for the fourth quarter of 2010. Net interest revenue increased by $274 thousand, or 1.8 percent, from the first quarter of 2010 to the first quarter of 2011. The increase in our net interest revenue and net interest margin was due primarily to the shift in funds from interest-bearing deposits to our securities portfolio and to our efforts to reduce the cost of our interest-bearing liabilities. We estimate that non-performing assets resulted in our net interest margin being approximately 51 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in Thousands)
Interest earning assets:
Taxable securities	$474,185	2.78%	$3,253	$254,074	3.49%	$2,189
Non-taxable securities	2,401	4.90	29	8,426	4.67	97
Total securities	476,586	2.79	3,282	262,500	3.53	2,286
Loans and leases(1)	1,368,499	5.04	17,008	1,461,165	5.14	18,508
Federal funds sold	0	0.00	0	0	0.00	0
Interest-bearing deposits	113,130	0.26	72	57,890	0.18	26
Total interest-earning assets	1,958,215	4.22	20,362	1,781,555	4.74	20,820

Non-interest-earning assets
Cash and due from banks	35,668			37,323
Premises and equipment, net	75,242			78,788
Other real estate owned, net	83,566			56,493
Other assets	61,091			64,066
Intangible assets, net	4,530			6,570
Allowance for loan and leases losses	(49,367)			(47,321)
Total Assets	$2,168,945			$1,977,474

Interest-bearing liabilities:
Interest-bearing demand deposits	$526,221	0.45%	$586	$485,740	0.52%	$617
Savings deposits	138,561	0.42	143	126,452	0.68	211
Time deposits	975,982	1.55	3,728	854,410	2.00	4,214
Short-term borrowings	20,000	5.07	250	20,000	5.03	248
FHLB advances and long-term debt	92,786	2.13	489	93,028	2.78	638
Total interest-bearing liabilities	1,753,550	1.20	5,196	1,579,630	1.52	5,928
Non-interest-bearing liabilities:
Non-interest bearing demand deposits	235,098			216,312
Other liabilities	16,521			16,541
	251,619			232,853

Common shareholders equity	115,586			117,353
Preferred stock	48,190			47,638
Shareholders’ equity	163,776			164,991
Total	$2,168,945			$1,977,474
Net Interest Revenue		3.02%	$15,166		3.22%	$14,892
Net yield on interest-earning assets		3.14%			3.39%
Tax equivalent adjustment		0.00			0.01
Net yield on interest-earning assets (tax equivalent)		3.14%			3.40%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first quarter of 2011 were $5.720 million compared to $963 thousand in the same period in 2010. The provision for loan and lease losses was $3.500 million in the first quarter of 2011, compared to $2.850 million for the comparable period in 2010. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.37 percent at March 31, 2011 and 3.47 percent at December 31, 2010. The decrease in the allowance for loan and lease losses as a percentage of loans, net of unearned income, from December 31, 2010 to March 31, 2011 was due largely to the charge-off of non-performing loans in the first quarter of 2011.

Non-Interest Revenue and Expense

Non-interest revenue was $4.837 million for the first quarter of 2011, a decrease of $487 thousand from the first quarter of 2010. Net securities gains decreased $353 thousand in the first quarter of 2011 compared to the same period in 2010. We sold investment securities in part to lengthen the average life of the portfolio.  Service charges on deposit accounts decreased $382 thousand, or 19.9 percent, from $1.921 million for the first quarter of 2010 to $1.539 million for the same period in 2011. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees because transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the first quarter of 2011 was $1.045 million compared to $952 thousand for the same period in 2010. Trust assets increased from $841.092 million at March 31, 2010 to $869.891 million at March 31, 2011. The increase in trust assets is a result of the increase in the stock market in 2011 compared to 2010 and to new trust department customers.

Salary and employee benefit expense in the first quarter of 2011 was $7.197 million, a decrease of $160 thousand from the first quarter of 2010. Full time equivalent employees decreased from 552 at March 31, 2010 to 546 at March 31, 2011.  The decrease in full time equivalent employees is a result of efficiencies created by the consolidation of our banks and the completion of several efficiency projects.

Net occupancy expense was $1.502 million in the first quarter of 2011, an increase of $60 thousand, or 4.2 percent, from the same period in 2010. Furniture and equipment expense decreased by $204 thousand, or 18.5 percent primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and due to decreased maintenance cost. The Company operates in 50 branches.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned increased to $173 thousand in the first quarter of 2011, compared to $162 thousand in the first quarter of 2010. Other real estate owned carrying cost decreased $140 thousand from $694 thousand in the first quarter of 2010 to $554 thousand in the first quarter of 2011. These costs were lower in 2011 due in part to appeals of property insurance assessments, discounts on quarterly payment of certain taxes and because in 2010 the Company brought past-due property taxes current following foreclosures. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $1.143 million for the quarter ended March 31, 2011, compared to $940 thousand for the same period in 2010, reflecting higher levels of deposits in 2011. Beginning in the second quarter of 2011, the FDIC will change the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity. The Company does not expect this change to have a material impact on the Company’s results of operations.

Other expense was $2.555 million for the quarter ended March 31, 2011, a decrease of $56 thousand from the first quarter of 2010. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $53 thousand for the first quarter of 2011, compared to income tax expense of $534 thousand for the same period in 2010, reflecting a decrease in taxable income and adjustment of the tax liability accounts, including those relating to uncertain tax positions. Our effective rate for the quarter ended March 31, 2011 was 4.9 percent, compared to 32.2 percent for the same period last year.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2010 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2011 was $23.060 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2011, the Company had $231 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market risk is a risk of loss arising from adverse changes in market prices and rates.  The Company's market risk is composed primarily of interest rate risk created by its lending and deposit-taking activities.  The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations.  Management addresses this risk through an active Asset/Liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities.  The Company's market risk and strategies for market risk management are more fully described in its 2010 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2011. Through March 31, 2011, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended March 31, 2011 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/11-01/31/11	2,000	$2.86	0	229,951
02/01/11-02/28/11	2,615	$2.73	0	229,951
03/01/11-03/31/11	22,050	$2.72	0	229,951
Total	26,665	$2.73	0	229,951

(1)	26,665 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

BancTrust Financial Group, Inc.

May 13, 2011	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 13, 2011	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002