Form 10-Q
period 2011-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2011-08-15
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

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

Shares of common stock ($0.01 par) outstanding at August 10, 2011: 17,979,952

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	June 30, 2011	December 31, 2010
ASSETS
Cash and Due from Banks	$37,820	$25,852
Interest-Bearing Deposits in Other Financial Institutions	63,856	144,022
Securities Available for Sale, at Fair Value	553,391	425,560
Loans Held for Sale	1,241	5,129

Loans and Leases	1,321,908	1,378,156
Allowance for Loan and Lease Losses	(40,279)	(47,931)
Loans and Leases, Net	1,281,629	1,330,225

Premises and Equipment, Net	73,844	75,604
Accrued Income Receivable	6,219	6,485
Other Intangible Assets	4,048	4,632
Cash Surrender Value of Life Insurance	17,352	17,048
Other Real Estate Owned	87,539	82,419
Other Assets	30,880	41,172
Total Assets	$2,157,819	$2,158,148

LIABILITIES
Non-Interest-Bearing Demand Deposits	$258,407	$224,703
Interest-Bearing Demand Deposits	534,319	505,006
Savings Deposits	139,342	141,738
Large Denomination Time Deposits (of $100 or more)	503,021	528,656
Other Time Deposits	447,043	464,702
Total Deposits	1,882,132	1,864,805
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	70,686	92,804
Other Liabilities	16,115	16,609
Total Liabilities	1,988,933	1,994,218

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2011 and 2010	48,430	48,140
Common Stock – Par Value $0.01 Per Share, 100 Shares Authorized, Shares Issued: 2011-18,208; 2010-17,895	182	179
Additional Paid in Capital	194,644	193,901
Accumulated Other Comprehensive Loss, Net	(1,499)	(5,132)
Deferred Compensation Payable in Common Stock	904	826
Accumulated Deficit	(70,463)	(70,750)
Treasury Stock of 256 Common Shares in 2011 and 2010, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 151 Shares in 2011 and 124 Shares in 2010	(904)	(826)
Total Shareholders' Equity	168,886	163,930
Total Liabilities and Shareholders' Equity	$2,157,819	$2,158,148

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended June 30,
		2011	2010
	Interest Revenue:
	Loans and Leases	$16,917	$18,413
Securities Available for Sale:	Taxable	3,655	2,712
	Non-Taxable	25	57
	Other	43	50
	Total Interest Revenue	20,640	21,232

	Interest Expense:
	Deposits	4,121	5,053
	Short-Term Borrowings	264	251
	FHLB Advances and Long-Term Debt	489	616
	Total Interest Expense	4,874	5,920

	Net Interest Revenue	15,766	15,312
	Provision for Loan and Lease Losses	5,000	3,050
	Net Interest Revenue after Provision for Loan and Lease Losses	10,766	12,262

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,486	1,829
	Trust Income	1,045	961
	Securities Gains	879	460
	Other Income	1,679	1,807
	Total Non-Interest Revenue	5,089	5,057

	Non-Interest Expense:
	Salaries	5,352	5,343
	Pensions and Employee Benefits	1,553	1,571
	Net Occupancy Expense	1,453	1,449
	Furniture and Equipment Expense	835	1,061
	Intangible Amortization	292	567
	Losses on Other Real Estate Owned	553	300
	(Gains) Losses on Repossessed and Other Assets	(154)	455
	ATM Processing Expense	235	259
	FDIC Assessments	1,029	1,004
	Telephone and Data Line Expense	461	501
	Legal Expense	419	508
	Other Real Estate Carrying Cost Expense	407	363
	Other Expense	2,287	2,472
	Total Non-Interest Expense	14,722	15,853

	Income Before Income Taxes	1,133	1,466
	Income Tax Expense	327	497
	Net Income	806	969
	Effective Preferred Stock Dividend	771	763
	Net Income to Common Shareholders	$35	$206
	Basic Earnings Per Common Share	$0.00	$0.01
	Diluted Earnings Per Common Share	$0.00	$0.01
	Weighted-Average Common Shares Outstanding – Basic	17,949	17,639
	Weighted-Average Common Shares Outstanding – Diluted	18,005	17,721

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Six Months Ended June 30,
		2011	2010
	Interest Revenue:
	Loans and Leases	$33,925	$36,921
Securities Available for Sale:	Taxable	6,908	4,901
	Non-Taxable	54	154
	Other	115	76
	Total Interest Revenue	41,002	42,052

	Interest Expense:
	Deposits	8,578	10,095
	Short-Term Borrowings	514	499
	FHLB Advances and Long-Term Debt	978	1,254
	Total Interest Expense	10,070	11,848

	Net Interest Revenue	30,932	30,204
	Provision for Loan and Lease Losses	8,500	5,900
	Net Interest Revenue after Provision for Loan and Lease Losses	22,432	24,304

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	3,025	3,750
	Trust Income	2,090	1,913
	Securities Gains	1,363	1,297
	Other Income	3,448	3,421
	Total Non-Interest Revenue	9,926	10,381

	Non-Interest Expense:
	Salaries	10,883	10,923
	Pensions and Employee Benefits	3,219	3,348
	Net Occupancy Expense	2,955	2,891
	Furniture and Equipment Expense	1,731	2,161
	Intangible Amortization	584	1,134
	Losses on Other Real Estate Owned	726	462
	(Gains) Losses on Repossessed and Other Assets	(157)	249
	ATM Processing Expense	503	580
	FDIC Assessments	2,172	1,944
	Telephone and Data Line Expense	962	877
	Legal Expense	771	850
	Other Real Estate Carrying Cost Expense	961	1,057
	Other Expense	4,842	5,084
	Total Non-Interest Expense	30,152	31,560

	Income Before Income Taxes	2,206	3,125
	Income Tax Expense	380	1,031
	Net Income	1,826	2,094
	Effective Preferred Stock Dividend	1,540	1,502
	Net Income to Common Shareholders	$286	$592
	Basic Earnings Per Common Share	$0.02	$0.03
	Diluted Earnings Per Common Share	$0.02	$0.03
	Weighted-Average Common Shares Outstanding – Basic	17,852	17,639
	Weighted-Average Common Shares Outstanding – Diluted	17,919	17,721

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME - For the Six Months Ended June 30, 2011 and 2010

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Loss, Net	Deferred Compensation Payable in Common Stock	Accumu-lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Comprehensive income:
Net income							1,826			1,826
Recognized net periodic pension benefit cost, net of taxes					140					140
Change in fair value of securities available for sale, net of taxes					3,493					3,493
Total comprehensive income										5,459
Amortization of preferred stock discount	290						(290)			-
Dividends-preferred							(1,249)			(1,249)
Purchase of deferred compensation shares						87			(87)	-
Deferred compensation paid in common stock held in grantor trust						(9)			9	-
Stock compensation expense				41						41
Restricted stock fully vested		16								-
Common stock issued		297	3	702						705

Balance, June 30, 2011	$48,430	18,208	$182	$194,644	$(1,499)	$904	$(70,463)	$(2,408)	$(904)	$168,886

Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							2,094			2,094
Recognized net periodic pension benefit cost, net of taxes					149					149
Change in fair value of securities available for sale, net of taxes					2,044					2,044
Total comprehensive income										4,287
Amortization of preferred stock discount	272						(272)			-
Dividends-preferred							(1,230)			(1,230)
Purchase of deferred compensation shares						131			(131)	-
Deferred compensation paid in common stock held in grantor trust						(113)			113	-
Stock compensation expense				57						57
Shares issue under dividend reinvestment plan				1						1
Restricted stock fully vested		5								-
Balance, June 30, 2010	$47,859	17,895	$179	$193,858	$(1,575)	$798	$(71,000)	$(2,408)	$(798)	$166,913

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,826	$2,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,193	2,504
Amortization and accretion of premiums and discounts, net	1,401	437
Amortization of intangible assets	584	1,134
Provision for loan losses	8,500	5,900
Securities gains, net	(1,363)	(1,297)
Loss on other real estate owned	726	462
(Gains) losses on repossessed and other assets	(157)	249
Gain on sale of loans originated for sale	(341)	(366)
Stock compensation expense	41	57
Increase in cash surrender value of life insurance	(304)	(298)
Changes in operating assets and liabilities:
Loans originated for sale	(22,308)	(29,927)
Loans sold	26,537	30,734
Decrease in accrued income receivable	266	2
Decrease (increase) in other assets	8,269	(445)
(Decrease) increase in other liabilities	(270)	108
Net cash provided by operating activities	25,600	11,348
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in other financial institutions	80,166	(70,035)
Net decrease in loans and leases	33,040	21,370
Proceeds from sales of other real estate owned, net	1,588	2,249
Purchases of premises and equipment	(433)	(483)
Proceeds from sales of securities available for sale	75,098	52,261
Proceeds from maturities of securities available for sale	41,713	41,799
Purchases of securities available for sale	(239,469)	(168,928)
Net cash used in investing activities	(8,297)	(121,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,327	108,699
Proceeds of FHLB advances and long-term debt	0	25,000
Payments of FHLB advances and long-term debt	(22,118)	(25,129)
Issuance of common stock	705	1
Dividends paid	(1,249)	(1,230)
Net cash (used in) provided by financing activities	(5,335)	107,341
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,968	(3,078)
Cash and cash equivalents at beginning of period	25,852	37,287
Cash and cash equivalents at end of period	$37,820	$34,209
Supplemental disclosures of cash flow information:
Interest paid	$10,553	$12,150
Income taxes (received) paid, net	(5,798)	2,914
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	7,434	22,650

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The new standard provides additional guidance on a creditor’s evaluation of when a concession on a loan has been granted and whether a debtor is experiencing financial difficulties.  A creditor must conclude that both of these conditions exist for the loan to be considered a troubled debt restructuring. The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The Company is currently evaluating the impact of adoption on its financial position and results of operations, but does not believe that adoption will have a material impact.

In May 2011, the FASB issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) for financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income.  This update amends current accounting standards to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Note 3: Securities Available for Sale

The Company classifies all its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at June 30, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2011
U.S. Treasury securities	$508	$5	$0	$513
Obligations of U.S. Government sponsored enterprises	209,677	189	338	209,528
Obligations of states and political subdivisions	1,750	8	0	1,758
Mortgage-backed securities	338,272	4,643	1,323	341,592
Total	$550,207	$4,845	$1,661	$553,391

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010
U.S. Treasury securities	$400	$5	$0	$405
Obligations of U.S. Government sponsored enterprises	83,537	89	1,193	82,433
Obligations of states and political subdivisions	2,380	22	0	2,402
Mortgage-backed securities	341,648	2,302	3,630	340,320
Total	$427,965	$2,418	$4,823	$425,560

Securities available for sale with a carrying value of approximately $269.363 million at June 30, 2011 and $175.342 million at December 31, 2010 were pledged to secure deposits of public funds and trust deposits.

For the six months ended June 30, 2011, proceeds from the sales of securities available for sale were $75.098 million. Gross realized gains on the sale of these securities were $1.363 million and there were no gross realized losses. For the six months ended June 30, 2010, proceeds from the sales of securities available for sale were $52.261 million. Gross realized gains on the sale of these securities were $1.321 million and gross realized losses were $24 thousand. The Company did not record any other-than-temporary impairment charges in the first six months of 2011 or 2010.

Maturities of securities available for sale as of June 30, 2011, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$17,670	$17,721
Due in 1 to 5 years	56,384	56,213
Due in 5 to 10 years	6,855	6,860
Due in over 10 years	131,026	131,005
Mortgage-backed securities	338,272	341,592
Total	$550,207	$553,391

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$78,691	$338	$0	$0	$78,691	$338
Mortgage-backed securities	58,106	435	3,106	888	61,212	1,323
Total	$136,797	$773	$3,106	$888	$139,903	$1,661

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$56,633	$1,193	$0	$0	$56,633	$1,193
Mortgage-backed securities	120,936	2,849	3,556	781	124,492	3,630
Total	$177,569	$4,042	$3,556	$781	$181,125	$4,823

At June 30, 2011, the Company had 18 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and one investment security in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $888 thousand and $781 thousand in accumulated other comprehensive loss (pre-tax) related to this security at June 30, 2011 and December 31, 2010, respectively.  No credit-related other-than-temporary impairment occurred during the six-month periods ended June 30, 2011 and 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.106 million and represents all of the unrealized losses at June 30, 2011 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of June 30, 2011, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$272,134	$279,422
Agricultural	3,304	3,450
Equipment leases	15,991	19,407
Total commercial, financial and agricultural	291,429	302,279

Commercial real estate:
Commercial construction, land and land development	270,703	315,079
Other commercial real estate	434,835	417,700
Total commercial real estate	705,538	732,779

Residential real estate:
Residential construction	17,968	20,745
Residential mortgage	251,043	263,472
Total residential real estate	269,011	284,217

Consumer, installment and single pay:
Consumer	49,117	54,934
Other	8,446	9,849
Total consumer, installment and single pay	57,563	64,783

Total loans and leases	1,323,541	1,384,058
Less unearned discount leases	(1,562)	(2,032)
Less deferred cost (unearned loan fees), net	1,170	1,259
Total loans and leases, net	$1,323,149	$1,383,285

Loans include loans held for sale of $1.241 million at June 30, 2011 and $5.129 million at December 31, 2010 which are accounted for at the lower of cost or market value, in the aggregate.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases or other expansion projects.  These credits are typically loans and lines secured by inventories, equipment or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan; and they are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.

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

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial property. These loans are generally guaranteed by the principals of the borrower.

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

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income. The Bank does not engage in subprime lending.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income. Repossessions and charge-offs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily short-term loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.

Non-Accrual Loans

At June 30, 2011 and December 31, 2010, non-accrual loans totaled $107.524 million and $103.084 million, respectively, which included non-accruing restructured loans of $3.800 million and $3.088 million, respectively. The allowance for loan and lease losses allocated to restructured loans on non-accrual at June 30, 2011 and December 31, 2010 was $263 thousand and $281 thousand, respectively. The amount of interest income that would have been recorded during the first six months of 2011, if these non-accrual loans had been current in accordance with their original terms, was $2.774 million. The amount of interest income actually recognized on these loans during the first six months of 2011 was $112 thousand. At June 30, 2011 and December 31, 2010, performing restructured loans totaled $3.150 million and $3.430 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at June 30, 2011 and December 31, 2010, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$2,079	$3,883
Commercial real estate:
Construction, land and land development	74,448	69,349
Other	12,369	10,105
Consumer	792	477
Residential:
Construction	1,104	1,864
Mortgage	16,732	17,406
Total non-accrual loans	$107,524	$103,084

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010, was as follows:

AGE ANALYSIS OF PAST DUE LOANS

June 30, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$2,893	$2,079	$4,972	$286,457	$291,429	$0
Commercial real estate:
Construction, land and land development	2,102	74,448	76,550	194,153	270,703	0
Other	2,490	12,369	14,859	419,976	434,835	0
Consumer	840	792	1,632	55,931	57,563	0
Residential
Construction	0	1,104	1,104	16,864	17,968	0
Mortgage	3,592	16,732	20,324	230,719	251,043	0
Total	$11,917	$107,524	$119,441	$1,204,100	$1,323,541	$0

December 31, 2010
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,088	$3,883	$4,971	$297,308	$302,279	$0
Commercial real estate:
Construction, land and land development	3,002	69,349	72,351	242,728	315,079	0
Other	5,608	10,105	15,713	401,987	417,700	0
Consumer	667	477	1,144	63,639	64,783	0
Residential
Construction	0	1,864	1,864	18,881	20,745	0
Mortgage	2,690	17,406	20,096	243,376	263,472	0
Total	$13,055	$103,084	$116,139	$1,267,919	$1,384,058	$0

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

IMPAIRED LOANS June 30, 2011					Six Months Ended June 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$1,176	$457	$719	$0	$772	$1
Commercial real estate construction, land and land development	41,608	7,146	34,462	0	23,991	94
Commercial real estate other	10,891	117	10,774	0	8,823	25
Consumer	0	0	0	0	0	0
Residential construction	735	0	735	0	1,232	0
Residential mortgage	10,405	1,396	9,009	0	8,108	28
Total	64,815	9,116	55,699	0	42,926	148

With a related allowance recorded:
Commercial, financial and agricultural	1,396	696	700	0	1,471	0
Commercial real estate construction, land and land development	42,930	5,069	37,861	8,609	48,013	2
Commercial real estate other	3,369	0	3,369	275	4,527	81
Consumer	308	0	308	286	136	2
Residential construction	369	0	369	11	488	0
Residential mortgage	6,435	169	6,266	1,814	6,604	8
Total	54,807	5,934	48,873	10,995	61,239	93

Total commercial	101,370	13,485	87,885	8,884	87,597	203
Total consumer	308	0	308	286	136	2
Total residential	17,944	1,565	16,379	1,825	16,432	36
Total Impaired Loans	$119,622	$15,050	$104,572	$10,995	$104,165	$241

IMPAIRED LOANS June 30, 2011	Three Months Ended June 30, 2011
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$719	$0
Commercial real estate construction, land and land development	26,737	94
Commercial real estate other	10,156	18
Consumer	0	0
Residential construction	954	0
Residential mortgage	8,677	13
Total	47,243	125

With a related allowance recorded:
Commercial, financial and agricultural	1,061	0
Commercial real estate construction, land and land development	47,214	(36)
Commercial real estate other	3,416	50
Consumer	178	1
Residential construction	369	0
Residential mortgage	6,353	7
Total	58,591	22

Total commercial	89,303	126
Total consumer	178	1
Total residential	16,353	20
Total Impaired Loans	$105,834	$147

IMPAIRED LOANS December 31, 2010					Year Ended December 31, 2010
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$878	$0	$878	$0	$1,037	$40
Commercial real estate construction, land and land development	19,851	1,351	18,500	0	23,430	95
Commercial real estate other	6,159	0	6,159	0	9,097	94
Consumer	0	0	0	0	0	0
Residential construction	1,787	0	1,787	0	1,565	10
Residential mortgage	7,804	832	6,972	0	5,515	49
Total	36,479	2,183	34,296	0	40,644	288

With a related allowance recorded:
Commercial, financial and agricultural	2,292	0	2,292	1,140	2,852	1
Commercial real estate construction, land and land development	52,928	3,317	49,611	13,121	46,993	276
Commercial real estate other	6,749	0	6,749	636	7,336	198
Consumer	53	0	53	27	50	3
Residential construction	726	0	726	68	741	0
Residential mortgage	7,184	76	7,108	2,052	9,026	49
Total	69,932	3,393	66,539	17,044	66,998	527

Total commercial	88,857	4,668	84,189	14,897	90,745	704
Total consumer	53	0	53	27	50	3
Total residential	17,501	908	16,593	2,120	16,847	108
Total Impaired Loans	$106,411	$5,576	$100,835	$17,044	$107,642	$815

Credit Quality Indicators

A risk grading matrix is utilized to assign a risk grade to each loan.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the 9 risk grades follows:

•
Grades 1 and 2 – These grades include “excellent” loans which are virtually risk-free and are secured by cash-equivalent instruments or readily marketable collateral, or are within guidelines to borrowers with liquid financial statements.  These loans have excellent sources of repayment with no significant identifiable risk of collection and conform in all respects to Bank policy, guidelines, underwriting standards and regulations.

•
Grade 3 – This grade includes “guideline” loans that have excellent sources of repayment, with no significant identifiable risk of collection, and that conform to Bank policy, guidelines, underwriting standards and regulations.  These loans have documented historical cash flow that meets or exceeds minimum guidelines and have adequate secondary sources to repay the debt.

•
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

•
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

•
Grade 6 – This grade includes “special mention” loans that are currently protected but are potentially weak.  These loans have potential or actual weaknesses that may weaken the asset or inadequately protect the Bank’s credit position at some future date.  These loans may have well-defined weaknesses in the primary repayment source but are protected by the secondary source of repayment.

•
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

•
Grade 8 – This grade includes “doubtful” loans that have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•
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

The Bank did not have any loss (grade 9) loans at June 30, 2011 or December 31, 2010.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at June 30, 2011 and December 31, 2010.  These tables reflect continuing issues with credit quality, primarily in the Company’s coastal markets.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate-Construction, Land and Land Development		Commercial Real Estate-Other
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Excellent	$6,038	$6,587	$291	$296	$1,560	$2,345
Guideline	75,981	84,378	19,113	21,450	111,272	118,051
Satisfactory	77,534	77,401	16,501	18,824	122,143	130,520
Low satisfactory	106,377	107,207	97,563	129,242	160,229	130,016
Special mention	15,878	15,700	10,123	17,811	13,690	11,980
Substandard	9,621	10,980	127,112	127,456	25,921	24,766
Doubtful	0	26	0	0	20	22
Loss	0	0	0	0	0	0
Total	$291,429	$302,279	$270,703	$315,079	$434,835	$417,700

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Mortgage
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Pass	$16,864	$18,881	$211,374	$222,943
Special mention	0	0	9,328	10,334
Substandard	1,104	1,864	30,271	30,100
Doubtful	0	0	70	95
Total	$17,968	$20,745	$251,043	$263,472

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Grade:
Performing	$56,771	$64,306
Non-performing	792	477
Total	$57,563	$64,783

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of June 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS

For the Three Months Ended June 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,131	$30,841	$6,470	$659	$2,610	$45,711
Charge-offs	(1,148)	(8,915)	(763)	(58)	0	(10,884)
Recoveries	57	325	38	32	0	452
Provision charged to operating expense	529	4,047	685	254	(515)	5,000
Balance at end of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279

For the Six Months Ended June 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	(2,236)	(12,897)	(1,574)	(108)	0	(16,815)
Recoveries	71	472	46	74	0	663
Provision charged to operating expense	1,305	7,292	1,289	31	(1,417)	8,500
Balance at end of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279

Period-end amount allocated to:
Loans individually evaluated for impairment	$0	$8,884	$1,825	$286	$0	$10,995
Other loans not individually evaluated	4,569	17,414	4,605	601	2,095	29,284
Ending balance	$4,569	$26,298	$6,430	$887	$2,095	$40,279

Loans -
Loans individually evaluated for impairment	$1,419	$86,466	$16,379	$308	$0	$104,572
Other loans not individually evaluated	290,010	619,072	252,632	57,255	0	1,218,969
Ending balance	$291,429	$705,538	$269,011	$57,563	$0	$1,323,541

December 31, 2010
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,140	$13,757	$2,120	$27	$0	$17,044
Other loans not individually evaluated	4,289	17,674	4,549	863	3,512	30,887
Ending balance	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Loans -
Loans individually evaluated for impairment	$3,170	$81,019	$16,593	$53	$0	$100,835
Other loans not individually evaluated	299,109	651,760	267,624	64,730	0	1,283,223
Ending balance	$302,279	$732,779	$284,217	$64,783	$0	$1,384,058

Other Real Estate Owned

A summary of other real estate owned follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Construction, land development, lots and other land	$72,489	$71,097
1-4 family residential properties	5,782	4,390
Multi-family residential properties	3,499	3,499
Non-farm non-residential properties	5,769	3,433
Total other real estate owned	$87,539	$82,419

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected. Other real estate owned activity for the first six months of 2011 and 2010 is summarized as follows:

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the year	$82,419	$52,185
Loan foreclosures	7,434	22,650
Property sold	(1,588)	(2,249)
Losses on sale and write-downs	(726)	(462)
Balance at the end of the period	$87,539	$72,124

Note 5: Change in Allowance for Losses on Loans and Leases

The changes in the allowance for losses on loans and leases for the three-month periods ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2011	June 30, 2010
Balance at beginning of period	$45,711	$47,792
Provision charged to operating expense	5,000	3,050
Loans charged-off	(10,884)	(2,199)
Recoveries	452	260
Balance at end of period	$40,279	$48,903

The changes in the allowance for losses on loans and leases for the six-month periods ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010
Balance at beginning of period	$47,931	$45,905
Provision charged to operating expense	8,500	5,900
Loans charged-off	(16,815)	(3,283)
Recoveries	663	381
Balance at end of period	$40,279	$48,903

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

Note 6: Retirement Plans

	Three Months Ended
	June 30, 2011	June 30, 2010
(in thousands)
Service cost	$236	$243
Interest cost	447	448
Expected return on plan assets	(564)	(506)
Amortization of prior service cost	1	1
Amortization of net loss	111	118
Net periodic pension cost	$231	$304

	Six Months Ended
	June 30, 2011	June 30, 2010
(in thousands)
Service cost	$472	$486
Interest cost	894	896
Expected return on plan assets	(1,128)	(1,012)
Amortization of prior service cost	2	2
Amortization of net loss	222	236
Net periodic pension cost	$462	$608

The Company currently expects to contribute $1.656 million to its pension plans in 2011, of which $714 thousand was contributed in the first six months of 2011. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2011 was 5.36 percent.

Note 7: Earnings Per Share

Basic earnings per share for the three- and six- month periods ended June 30, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted earnings per share for the three- and six- month periods ended June 30, 2011 and 2010 were computed by dividing net income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the earnings per share calculations for the three-month periods ended June 30, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for the quarters ended June 30, 2011 and 2010, 70 thousand shares and 95 thousand shares, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarters ended June 30, 2011 and 2010, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods.

	Three Months Ended
Basic Earnings Per Common Share	June 30, 2011	June 30, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$35	$206
Weighted average common shares outstanding	17,949	17,639
Basic earnings per common share	$0.00	$0.01

	Three Months Ended
Diluted Earnings Per Common Share	June 30, 2011	June 30, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$35	$206
Weighted average shares outstanding	17,949	17,639
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	56	82
Weighted average common and dilutive potential common shares outstanding	18,005	17,721
Diluted earnings per common share	$0.00	$0.01

The following tables present the earnings per share calculations for the six-month periods ended June 30, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for the quarters ended June 30, 2011 and 2010, 70 thousand shares and 96 thousand shares, respectively, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the six-month periods ended June 30, 2011 and 2010, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods.

	Six Months Ended
Basic Earnings Per Common Share	June 30, 2011	June 30, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$286	$592
Weighted average common shares outstanding	17,852	17,639
Basic earnings per common share	$0.02	$0.03

	Six Months Ended
Diluted Earnings Per Common Share	June 30, 2011	June 30, 2010
(in thousands, except per share amounts)

Net income to common shareholders	$286	$592
Weighted average shares outstanding	17,852	17,639
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	67	82
Weighted average common and dilutive potential common shares outstanding	17,919	17,721
Diluted earnings per common share	$0.02	$0.03

Note 8: Comprehensive Income

The following table shows comprehensive income for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended
(in thousands)	June 30,	June 30,
	2011	2010

Net income	$806	$969
Recognized pension net periodic benefit cost, net of taxes of $(42) and $(45), respectively	70	75
Less reclassification adjustments for gains included in net income (loss), net of taxes of $ 330 and $172, respectively	(549)	(288)
Net change in fair value of securities available for sale, net of taxes of $(2,712) and $(1,144), respectively	4,520	1,907
Comprehensive income	$4,847	$2,663

The following table shows comprehensive income for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended
(in thousands)	June 30,	June 30,
	2011	2010

Net income	$1,826	$2,094
Recognized pension net periodic benefit cost, net of taxes of $ (84) and $(89), respectively	140	149
Less reclassification adjustments for gains included in net income (loss), net of taxes of $511 and $486, respectively	(852)	(811)
Net change in fair value of securities available for sale, net of taxes of $(2,607) and $(1,713), respectively	4,345	2,855
Comprehensive income	$5,459	$4,287

Note 9:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2011 was $19.392 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2011, the Company had $194 thousand of liabilities associated with standby letter of credit agreements.

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

During the six months ended June 30, 2011, no securities were transferred between Levels.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	209,528	0	209,528	0
Obligations of states and political subdivisions	1,758	0	1,758	0
Mortgage-backed securities	341,592	0	341,592	0
Available-for-sale securities	$553,391	$0	$553,391	$0

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$405	$0	$405	$0
Obligations of U.S. Government sponsored enterprises	82,433	0	82,433	0
Obligations of states and political subdivisions	2,402	0	2,402	0
Mortgage-backed securities	340,320	0	340,320	0
Available-for-sale securities	$425,560	$0	$425,560	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

June 30, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$37,878	-	-	$37,878
Impaired Loans with partial charge off with no allowance remaining	$21,262	-	-	$21,262
Other Real Estate Owned	$87,539	-	-	$87,539

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$49,495	-	-	$49,495
Impaired Loans with partial charge off with no allowance remaining	$3,234	-	-	$3,234
Other Real Estate Owned	$82,419	-	-	$82,419

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

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all other real estate owned properties. These appraisals are used to update fair value estimates. Appropriate discount adjustments based upon unique property considerations, such as market area, sales experience with similar properties, and current real estate listing prices, are reflected on evaluations of other real estate. A provision is charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond the Company’s control, and future declines in the value of the real estate could result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2011 and December 31, 2010.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale is primarily estimated using market prices for similar securities. For any Level 3 securities, the Company generally uses a discounted cash flow methodology.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2011 and December 31, 2010, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of June 30, 2011 and December 31, 2010 are summarized below.

(in thousands)	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$37,820	$37,820	$25,852	$25,852
Interest-bearing deposits	63,856	63,856	144,022	144,022
Securities available for sale	553,391	553,391	425,560	425,560
Loans and leases, net	1,282,870	1,254,453	1,335,354	1,300,925
Accrued interest receivable	6,219	6,219	6,485	6,485
Financial liabilities:
Deposits	$1,882,132	$1,887,852	$1,864,805	$1,870,448
Short-term borrowings	20,000	20,902	20,000	21,001
FHLB advances and long-term debt	70,686	53,919	92,804	75,836
Accrued interest payable	3,802	3,802	4,285	4,285

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

During the first six months of 2011, the Company raised $705 thousand, net of issuance costs, through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2010 and June 30, 2011 and significant changes in operations for the three- and six- month periods ended June 30, 2011 and 2010.

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

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At June 30, 2011, the Company had net deferred tax assets of $8.309 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard as to whether some or all of its deferred tax assets will not be realized. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations in the period in which the allowance is established, which could have a material adverse effect on its earnings and capital position.

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

Financial Condition at June 30, 2011 and December 31, 2010

Overview

Total assets at June 30, 2011 were $2.158 billion, relatively unchanged from December 31, 2010; however, certain categories of assets and liabilities did change. An increase in customer deposits of $17.327 million and a decrease of $80.166 million in interest-bearing deposits in other financial institutions (overnight funds) were used to fund most of the increase in investment securities of $127.831 million since December 31, 2010. We increased our investment portfolio in the first six-months of 2011 to increase our net interest revenue and net interest margin from the fourth quarter of 2010. The increase in deposits at June 30, 2011 was not a result of our offering higher than market rates or a result of increasing our brokered deposits, but was a result of the stabilization and growth of our deposit base, which has been helped by increased FDIC insurance coverage. During the first six months of 2011, we reduced our level of brokered deposits by $11.557 million.  Deposit growth in the first six-months of 2011 was concentrated in non-interest bearing demand deposits and interest bearing demand deposits. Time deposits over $100,000 decreased by $25.635 million, in part due to the maturity of $11.581 million in brokered deposits which we did not replace.

Our net interest margin for the first six months 2011 decreased to 3.18 percent compared to 3.37 percent for the same period last year due to increased liquidity on which we earned no more than a federal funds equivalent rate and lower yields on our investment portfolio. We estimate that our high level of non-performing assets resulted in our net interest margin for the first six months of 2011 being approximately 49 basis points lower than it would have been if these assets had been earning interest.

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

•	Implement new provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

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

Loans

Total loans and leases at June 30, 2011 were down $60.136 million from December 31, 2010.  Most of the decrease was within the commercial and residential real estate portfolio. Approximately $7.434 million of the decrease was caused by a transfer of loans to other real estate and $16.815 million of the decrease was caused by loan charge-offs.  Economic conditions have continued to diminish loan demand in the first two quarters of 2011.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at June 30, 2011, and  at the end of the four prior quarters.

	2011		2010
	June 30	March 31	December 31	September 30	June 30
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$272,134	$281,327	$279,422	$281,187	$283,383
Agricultural	3,304	3,151	3,450	2,528	2,130
Equipment leases	15,991	17,768	19,407	21,094	22,608
Total commercial, financial and agricultural	291,429	302,246	302,279	304,809	308,121
Commercial real estate:
Commercial construction, land and land development	270,703	314,519	315,079	321,332	332,045
Other commercial real estate	434,835	406,437	417,700	414,680	419,793

Total commercial real estate	705,538	720,956	732,779	736,012	751,838

Residential real estate:
Residential construction	17,968	18,471	20,745	22,286	21,747
Residential mortgage	251,043	254,434	263,472	266,402	271,792
Total residential real estate:	269,011	272,905	284,217	288,688	293,539

Consumer, installment and single pay:
Consumer	49,117	52,059	54,934	57,626	60,933
Other	8,446	8,676	9,849	9,690	8,499
Total consumer, installment and single pay	57,563	60,735	64,783	67,316	69,432

Total	1,323,541	1,356,842	1,384,058	1,396,825	1,422,930
Less unearned discount leases	(1,562)	(1,783)	(2,032)	(2,303)	(2,593)
Less deferred cost (unearned loan fees), net	1,170	1,225	1,259	1,299	1,267
	$1,323,149	$1,356,284	$1,383,285	1,395,821	1,421,604

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$203,366	$59,352	$9,416	$272,134
Agricultural	855	2,449	0	3,304
Equipment leases	0	15,991	0	15,991
Total commercial, financial and agricultural	204,221	77,792	9,416	291,429
Commercial real estate:
Commercial construction, land and land development	92,324	61,099	117,280	270,703
Other commercial real estate	215,497	165,350	53,988	434,835
Total commercial real estate	307,821	226,449	171,268	705,538

Residential real estate:
Residential construction	9,247	6,342	2,379	17,968
Residential mortgage	107,694	92,277	51,072	251,043
Total residential real estate	116,941	98,619	53,451	269,011

Consumer, installment and single pay:
Consumer	25,363	22,897	857	49,117
Other	509	7,937	0	8,446
Total consumer, installment and single pay	25,872	30,834	857	57,563
Total	$654,855	$433,694	$234,992	$1,323,541
Percent of total	49%	33%	18%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$206,587	$63,044	$9,791	$279,422
Agricultural	2,181	1,269	0	3,450
Equipment leases	0	19,407	0	19,407
Total commercial, financial and agricultural	208,768	83,720	9,791	302,279
Commercial real estate:
Commercial construction, land and land development	120,445	67,591	127,043	315,079
Other commercial real estate	195,047	166,983	55,670	417,700
Total commercial real estate	315,492	234,574	182,713	732,779

Residential real estate:
Residential construction	7,551	6,802	6,392	20,745
Residential mortgage	116,296	95,748	51,428	263,472
Total residential real estate	123,847	102,550	57,820	284,217

Consumer, installment and single pay:
Consumer	28,880	24,925	1,129	54,934
Other	710	9,139	0	9,849
Total consumer, installment and single pay	29,590	34,064	1,129	64,783
Total	$677,697	$454,908	$251,453	$1,384,058
Percent of total	49%	33%	18%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans decreased $7.288 million, or 2.6 percent from December 31, 2010 to June 30, 2011, as a result of paydowns in our Southern and Central Alabama markets.

Our C and I loan portfolio at June 30, 2011 was diversified over a range of industries, including manufacturing (13.9 percent), retail trade (11.4 percent), construction (10.4 percent), real estate (8.6 percent), transportation (5.6 percent), health care (5.4 percent), and finance and insurance (5.0 percent).  Approximately 74.7 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

At June 30, 2011, approximately 53.3 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during the first six months of 2011 and the year 2010.  Management expects that the current economic conditions will continue to limit this type of lending in the foreseeable future.

The following table shows the composition of our real estate – construction, land and land development portfolio at June 30, 2011 and December 31, 2010, by geographic region in which the loans are serviced.

	June 30, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$8,753	$1,024	$8,619	$18,396
Residential	9,247	6,343	2,378	17,968
Land development	35,341	38,522	65,905	139,768
Land	48,230	21,552	42,757	112,539
Other	0	0	0	0
Total	$101,571	$67,441	$119,659	$288,671
Percent of total	35%	23%	42%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$28,979	$2,107	$7,524	$38,610
Residential	7,551	6,802	6,392	20,745
Land development	37,379	41,037	71,038	149,454
Land	53,818	23,172	48,481	125,471
Other	269	1,275	0	1,544
Total	$127,996	$74,393	$133,435	$335,824
Percent of total	38%	22%	40%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Commercial construction loans in the Southern Alabama region declined in the first six months of 2011 due to the completion of a large construction project. There was a decrease in the Northwest Florida region over the same time primarily due to the foreclosure and charge-off process.  As a result, loans in this category declined as compared to December 31, 2010.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.

At June 30, 2011, residential mortgage loans comprised 19.0% of the total loan portfolio and contributed approximately 15.6% of non-performing assets.  Delinquency rates for this loan category have been similar to the delinquency rates for the total loan portfolio.

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

Non-performing assets were $195.063 million at June 30, 2011 compared to $185.503 million at year-end 2010. Restructured loans on non-accrual at June 30, 2011 were $3.800 million compared to $3.088 million at December 31, 2010. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding principal, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon its plans. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2011 and December 31, 2010, the allowance for loan and lease losses allocated to restructured loans on non-accrual totaled $263 thousand and $281 thousand, respectively. Loans on non-accrual and restructured loans on non-accrual increased to $107.524 million at June 30, 2011 from $103.084 million at December 31, 2010, primarily a result of one significant land and land development relationship in Central Alabama and one significant land and land development relationship in Northwest Florida being placed on non-accrual status. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans decreased to 3.04% at June 30, 2011 from 3.47% at December 31, 2010, due largely to partial charge-offs taken on construction, land, and land development loans in coastal Northwest Florida which were collateral-dependent to reflect current market values. Most of these loans had previously reflected specific allowances.

Total non-performing assets as a percentage of loans and other real estate owned at June 30, 2011 was 13.8 percent compared to 12.7 percent at year-end 2010.

The following table is a summary of non-performing assets at June 30, 2011 and December 31, 2010.

(Dollars in Thousands)
	June 30, 2011	December 31, 2010
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$-	$-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	-	-
Restructured loans on non-accrual
Construction, land development and other land loans	2,598	2,596
1-4 family residential loans	435	435
Non-farm non-residential property loans	680	0
Commercial and industrial loans and leases	30	0
Consumer loans	57	57
Total restructured loans	3,800	3,088
Loans on non-accrual
Construction, land development and other land loans	72,954	68,617
1-4 family residential loans	16,297	16,971
Multifamily residential loans	1,744	1,773
Non-farm non-residential property loans	9,945	8,332
Commercial and industrial loans and leases	2,049	3,883
Consumer loans	735	420
Other loans	-	-
Total loans and leases on non-accrual	103,724	99,996
Total non-performing loans and leases	107,524	103,084
Other real estate owned
Construction, land development and other land	72,489	71,097
1-4 family residential properties	5,782	4,390
Multifamily residential	3,499	3,499
Non-farm non-residential properties	5,769	3,433
Total other real estate owned	87,539	82,419
Total non-performing assets	$195,063	$185,503

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.13%	7.45%
Total non-performing assets as a percentage of loans, leases and other real estate owned	13.83%	12.66%

The following tables contain a summary by location of non-performing assets at June 30, 2011 and December 31, 2010.

June 30, 2011
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$688	$101	$3,011	$0	$3,800
Non-accrual loans and leases	9,390	23,889	68,904	1,541	103,724
Other real estate owned	5,731	19,953	51,688	10,167	87,539
Total	$15,809	$43,943	$123,603	$11,708	$195,063

December 31, 2010
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$11	$46	$3,031	$0	$3,088
Non-accrual loans and leases	11,651	19,747	67,992	606	99,996
Other real estate owned	3,319	17,366	51,546	10,188	82,419
Total	$14,981	$37,159	$122,569	$10,794	$185,503

Not included in the non-performing assets tables are potential problem loans totaling $87.575 million at June 30, 2011, with a related allowance of $11.636 million. This compares with potential problem loans of $101.542 million at December 31, 2010, with a related allowance of $9.088 million. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan and lease losses and are closely and regularly monitored to protect the Company’s interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

Also not included in the non-performing assets tables are restructured loans that are performing loans and, therefore, accruing interest. The amount of restructured performing loans at June 30, 2011 totaled $3.150 million as compared to $3.430 million at December 31, 2010. These restructurings primarily involve extending repayment terms with an insignificant effect on interest income to the Company.

Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses

Credit risk is managed mainly through compliance with credit underwriting and administration policies established by the Board of Directors and through the efforts of the credit administration function to oversee the uniform application and monitoring of these policies throughout the Company.  The first line of responsibility for the monitoring of credit quality and the assignment of risk grades to individual loans based on policy guidelines is the loan officer.  The loan review function, which reports to the Board, assesses the accuracy of risk grading and performs periodic reviews of the overall credit and underwriting process.

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

Loans subject to criticism through the Company’s risk grading process totaled $244.920 million at June 30, 2011, representing 18.5 percent of total loans and a decrease of $7.806 million from December 31, 2010.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

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

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $12.769 million during the first six months of 2011, which represented 75.9 percent of total charge-offs for the period.
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

The following tables show the composition of criticized loans at June 30, 2011 and December 31, 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 56.0% of the total criticized loans.  Approximately 55.1% of criticized loans are serviced by Florida, with 67.9% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	June 30, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$18,145	$3,376	$3,882	$25,403
Residential construction	0	369	735	1,104
Commercial construction, land and land development	27,356	18,290	91,589	137,235
Other commercial real estate	10,245	10,675	18,711	39,631
Agricultural	97	0	0	97
Residential mortgage	10,705	9,023	19,941	39,669
Consumer	1,100	626	55	1,781
Equipment leases	0	0	0	0
Total	$67,648	$42,359	$134,913	$244,920
Percent of total	28%	17%	55%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,087	$3,585	$3,938	$26,610
Residential construction	321	369	1,173	1,863
Commercial construction, land and land development	28,804	16,284	100,179	145,267
Other commercial real estate	9,916	10,572	16,280	36,768
Agricultural	97	0	0	97
Residential mortgage	10,560	9,184	20,784	40,528
Consumer	779	736	78	1,593
Equipment leases	0	0	0	0
Total	$69,564	$40,730	$142,432	$252,726
Percent of total	28%	16%	56%	100%

Criticized loans decreased in the Northwest Florida market during the first six months of 2011 primarily due to charge-offs.  Criticized commercial construction, land and land development loans increased in the Central Alabama market during this period primarily as a result of a downgrade of one significant relationship.

The following tables show the composition of the criticized construction, land, and land development loans at June 30, 2011 and December 31, 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and they are primarily land and land development loans.

	June 30, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$8,619	$10,094
Residential	0	369	735	1,104
Land development	12,682	16,477	55,489	84,648
Land	13,199	1,813	27,481	42,493
Other	0	0	0	0
Total	$27,356	$18,659	$92,324	$138,339
Percent of total	20%	13%	67%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,524	$8,999
Residential	321	369	1,173	1,863
Land development	13,786	14,297	60,604	88,687
Land	13,543	1,987	32,051	47,581
Other	0	0	0	0
Total	$29,125	$16,653	$101,352	$147,130
Percent of total	20%	11%	69%	100%

Total criticized construction, land, and land development loans decreased $8.791 million from December 31, 2010 to June 30, 2011, primarily due to charge-offs.

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

  The allowance for loan and lease losses represented 37.46 percent and 46.50 percent of non-performing loans and leases at June 30, 2011 and December 31, 2010, respectively. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.04 percent at June 30, 2011 and 3.47 percent at December 31, 2010. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at June 30, 2011 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits are typically loans and lines secured by inventories, equipment or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan; and they are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $7.288 million, or 2.6 percent, from December 31, 2010 to June 30, 2011, as  a result paydowns in Southern and Central Alabama.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $3.304 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans decreased $146 thousand, or 4.2 percent, from December 31, 2010 to June 30, 2011, as a result of paydowns.

Equipment Leases include leases that were acquired with the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $3.416 million, or 17.6 percent, from December 31, 2010 to June 30, 2011.  These loans are secured by the equipment being leased and are being paid over a relatively short period.

Commercial Real Estate loans include commercial construction loans, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction, land and land development loans decreased $44.376 million, or 14.1 percent, from December 31, 2010 to June 30, 2011, primarily as a result of the completion of a large construction project and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower. The portfolio of other commercial real estate loans increased $17.135 million, or 4.1 percent, from December 31, 2010 to June 30, 2011, primarily as a result of the completion of a large construction project and the conversion of that loan from a construction loan to a term loan.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are disbursed incrementally as construction is completed.  The portfolio of residential construction loans decreased $2.777 million, or 13.4 percent, from December 31, 2010 to June 30, 2011, primarily as a result of the completion of a residential construction project in Florida, which has moved to an amortizing residential mortgage loan.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $12.429 million, or 4.7 percent, from December 31, 2010 to June 30, 2011, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $5.817 million, or 10.6 percent, from December 31, 2010 to June 30, 2011, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily short-term loans to municipalities to fund operating expenses during periods prior to revenue collection, and capital projects.  The portfolio of other loans decreased $1.403 million, or 14.2 percent, from December 31, 2010 to June 30, 2011, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by dividing the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at June 30, 2011 and December 31, 2010 for each specific category.  Commercial real estate continued to be our largest loan category at June 30, 2011, comprising 53.3% of total loans.  Commercial real estate also represented the majority of non-performing loans at 80.7%, with approximately 69.2% of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in our Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	June 30, 2011		December 31, 2010
	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.6%	2.1%	1.7%
Churches	1.6%	0.0%	1.6%	0.0%
Hotels	4.7%	0.0%	2.3%	0.0%
Office buildings	7.0%	3.6%	6.9%	3.7%
Shopping centers	3.3%	3.3%	3.2%	1.6%
Warehouses	3.2%	1.2%	3.3%	1.1%
Convenience stores	2.0%	0.0%	2.0%	0.0%
Healthcare	1.1%	0.0%	1.4%	0.0%
Commercial development	1.3%	0.0%	2.8%	1.4%
Other owner-occupied commercial real estate	4.0%	0.8%	3.5%	1.0%
Other commercial real estate	3.1%	1.6%	3.2%	0.5%
Total Investment Property	33.4%	12.1%	32.3%	11.0%

Land acquisition & development	10.6%	40.0%	10.8%	40.3%
Vacant land/non-development	6.8%	19.0%	7.2%	19.7%
Vacant land/future development	1.5%	8.9%	1.7%	5.8%
Farmland & timberland	1.0%	0.7%	1.0%	0.2%
Total Land Portfolio	19.9%	68.6%	20.7%	66.0%

Total Commercial Real Estate	53.3%	80.7%	53.0%	77.0%

Commercial & Industrial Portfolio	20.6%	1.9%	20.2%	3.7%
Total Commercial and Industrial Loans	20.6%	1.9%	20.2%	3.7%

Home equity	3.5%	0.8%	3.5%	1.1%
1-4 family construction	1.4%	1.0%	1.5%	1.8%
Residential mortgages	15.5%	14.8%	15.5%	15.8%
Total 1-4 Family Properties	20.4%	16.6%	20.5%	18.7%
Consumer loans	3.7%	0.7%	4.0%	0.5%
Total Retail	24.1%	17.3%	24.5%	19.2%

Agricultural loans	0.2%	0.1%	0.2%	0.1%
Other loans	0.6%	0.0%	0.7%	0.0%
Lease financing	1.2%	0.0%	1.4%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At June 30, 2011, the composition of the investment portfolio by carrying amount was 0.09 percent U.S. Treasuries, 37.86 percent securities of U.S. government-sponsored enterprises, 0.32 percent securities of state and political subdivisions, and 61.73 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise securities. The tax-equivalent yield of the portfolio at June 31, 2011 and December 31, 2010, was 2.74 percent and 2.77 percent, respectively. The average life of the portfolio at June 30, 2011 and December 31, 2010, was 7.68 years and 4.62 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. At June 30, 2011, our securities available-for-sale had a net unrealized gain of $3.184 million, an increase of $5.589 million from our net unrealized loss of 2.405 million at December 31, 2010. During the first six month of 2011, we sold available-for-sale securities which resulted in a realized gain of $1.363 million.

The Company recorded impairment charges related to potential credit loss of $400 thousand during 2009. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.106 million and an unrealized loss of $888 thousand at June 30, 2011. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of June 30, 2011 with the other-than-temporary impairment charges the Company took during 2009. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits increased from $1.865 billion at December 31, 2010 to $1.882 billion at June 30, 2011, an increase of $17.327 million, or 0.9 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $42.962 million, or 3.2 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped expand our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100,000 to $250,000 per depositor and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2011 we will evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At June 30, 2011, we had $15.120 million in brokered time deposits and $42.661 million of CDARS brokered time deposits, compared to $26.677 million and $39.158 million, respectively, at December 31, 2010. During the first six months of 2011 we paid off $11.557 million in brokered deposits and $22.000 million in FHLB advances. Brokered deposits, including CDARS deposits, accounted for 3.07 percent of total deposits at June 30, 2011 compared to 3.53 percent at December 31, 2010. We also had FHLB advances of $35.784 million at June 30, 2011 compared to $57.917 million at December 31, 2010.

The table below shows the breakdown of deposits at June 30, 2011 and December 31, 2010.

(In thousands)	June 30, 2011	December 31, 2010
Non-Interest-Bearing Demand Deposits	$258,407	$224,703
Interest-Bearing Demand Deposits	534,319	505,006
Savings Deposits	139,342	141,738
Large Denomination Time Deposits (of $100 or more)	503,021	528,656
Other Time Deposits	447,043	464,702
Total Deposits	$1,882,132	$1,864,805

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of June 30, 2011, our debt consisted of advances from the FHLB of $35.784 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $881 thousand of other long-term debt. During the first six months of 2011, we paid off $22.000 million in borrowed funds from the FHLB. All other amounts are relatively unchanged from December 31, 2010.

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

Capital Resources

Our shareholders’ equity as a percentage of total assets at June 30, 2011 was 7.83 percent, compared to 7.60 percent at December 31, 2010. This increase resulted primarily from the increase in shareholders’ equity in the first six months of 2011, caused largely by the increase in comprehensive income.

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

Our Tier 1 capital was $199.447 million at June 30, 2011 and $196.670 million at December 31, 2010.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $18.885 million at June 30, 2011 and $19.670 million at December 31, 2010.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $218.332 million at June 30, 2011, and $216.340 million at December 31, 2010.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 13.37 percent and 14.64 percent, respectively, at June 30, 2011, and 12.71 percent and 13.98 percent, respectively, at December 31, 2010.  Both the June 30, 2011 and December 31, 2010 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At June 30, 2011 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At June 30, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.08%, a Tier 1 Capital to risk-weighted assets ratio of 14.65% and a total capital to risk-weighted assets ratio of 15.91%.

The components of the Company’s risk-based capital calculations at June 30, 2011 are shown below:
June 30, 2011
(Dollars in Thousands)
Tier 1 capital-
Preferred stock	$48,430
Allowable common shareholders' equity	118,017
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	199,447

Tier 2 capital-Allowable portion of the allowance for loan losses	18,885
Total capital (Tiers 1 and 2)	$218,332

Risk-weighted assets	$1,491,352
Quarterly average assets	2,166,742
Risk-based capital ratios:
Tier 1 capital ratio	13.37%
Total capital ratio (Tiers 1 and 2)	14.64%

The Company did not declare a dividend on its common stock in the first six months of 2011. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

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

During the first quarter of 2011, we raised $705 thousand, net of issuance costs, through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53. We did not sell any shares of our common stock to YA Global pursuant to the SEDA during the second quarter of 2011.

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

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $385.504 million at June 30, 2011, compared to $419.892 million at December 31, 2010. This decrease in liquid assets is primarily due to the decrease in total unpledged securities available for sale at June 30, 2011 compared to December 31, 2010. During 2011 our pledging requirements for public funds deposits increased primarily as a result of changes in FDIC insurance coverage and increased collateral requirements. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 17.87 percent of total assets at June 30, 2011 compared to 19.46 percent at December 31, 2010.  The net change in cash and cash equivalents for the six-month period ended June 30, 2011 was an increase of $11.968 million, or 46.3 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $59.070 million at June 30, 2011, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2011 and did not borrow federal funds in 2010.

BancTrust’s liquidity, on an unconsolidated basis at the holding company level, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank did not request permission to pay dividends in the first six months of 2011 because of our cash position at the holding company, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury, including a second quarter 2011 dividend on our preferred stock. Management plans to request approval for additional Bank and holding company dividends as needed. As long as the Bank remains classified under regulatory guidelines as well capitalized, we expect to be able to obtain approval for the Bank to make dividend payments sufficient to enable BancTrust to meet its regular ongoing commitments. We also expect to be able to obtain Federal Reserve approval to declare dividends on our preferred stock.  However, we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Net Income

The Company recorded net income to common shareholders of $35 thousand, or $0.00 per basic and diluted common share, during the second quarter of 2011, compared to net income to common shareholders in the second quarter of 2010 of $206 thousand, or $0.01 per basic and diluted common share. Net income before the preferred stock dividend was $806 thousand in the second quarter of 2011 compared to net income before the preferred dividend of $969 thousand in the second quarter of 2010.

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

Quarterly average interest-earning assets increased to $1.962 billion for the second quarter of 2011 from $1.843 billion in the second quarter of 2010, an increase of $119.709 million, or 6.5 percent. Our quarterly net interest margin was 3.23 percent for the second quarter of 2011 compared to 3.34 percent for the second quarter of 2010 and 3.14 percent for the first quarter of 2011. Net interest revenue increased by $454 thousand, or 3.0 percent, from the second quarter of 2010 to the second quarter of 2011. The increase in our net interest revenue and net interest margin was due primarily to the shift in funds from interest-bearing deposits to our securities portfolio and to our efforts to reduce the cost of our interest-bearing liabilities. We estimate that non-performing assets resulted in our net interest margin being approximately 47 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in Thousands)
Interest-earning assets:
Taxable securities	$536,946	2.73%	$3,655	$312,067	3.49%	$2,712
Non-taxable securities	2,189	4.58	25	4,755	4.81	57
Total securities	539,135	2.74	3,680	316,822	3.51	2,769
Loans and leases(1)	1,346,735	5.04	16,917	1,432,184	5.16	18,413
Interest-bearing deposits	76,393	0.22	43	93,548	0.21	50
Total interest-earning assets	1,962,263	4.22	20,640	1,842,554	4.62	21,232

Non-interest-earning assets
Cash and due from banks	34,840			33,176
Premises and equipment, net	74,384			77,686
Other real estate owned, net	86,629			67,855
Other assets	56,456			63,435
Intangible assets, net	4,234			6,007
Allowance for loan and leases losses	(47,813)			(48,970)
Total Assets	$2,170,993			$2,041,743

Interest-bearing liabilities:
Interest-bearing demand deposits	$530,644	0.43%	$566	$498,332	0.52%	$647
Savings deposits	139,815	0.40	138	130,121	0.67	216
Time deposits	955,870	1.43	3,417	897,629	1.87	4,190
Short-term borrowings	20,000	5.29	264	20,000	5.03	251
FHLB advances and long-term debt	90,798	2.16	489	92,947	2.66	616
Total interest-bearing liabilities	1,737,127	1.13	4,874	1,639,029	1.45	5,920
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	250,490			220,330
Other liabilities	16,449			16,535
	266,939			236,865

Common shareholders equity	118,592			118,078
Preferred stock	48,335			47,771
Shareholders’ equity	166,927			165,849
Total	$2,170,993			$2,041,743
Net Interest Revenue		3.09%	$15,766		3.17%	$15,312
Net yield on interest-earning assets		3.23%			3.33%
Tax equivalent adjustment		0.00			0.01
Net yield on interest-earning assets (tax equivalent)		3.23%			3.34%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the second quarter of 2011 were $10.432 million compared to $1.939 million in the same period in 2010. The increased level of charge-offs was due mainly to the charge-off of specific allocations against loans where it was determined that repayment could come only from the sale of the underlying collateral.  The provision for loan and lease losses was $5.000 million in the second quarter of 2011, compared to $3.050 million for the comparable period in 2010. The increase in the provision for loan and lease losses was due to the higher level of charge-offs in the second quarter of 2011.  The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.04 percent at June 30, 2011 and 3.47 percent at December 31, 2010. The decrease in the allowance for loan and lease losses as a percentage of loans, net of unearned income, from December 31, 2010 to June 30, 2011 was due to the higher level of charge-offs in the second quarter of 2011. The majority of these charge-offs consisted of specific allowances recorded in previous quarters on various impaired loans. These charge-offs were taken because the payment history on these loans indicated an erosion of guarantor support, which increased the collateral dependency.

Non-Interest Revenue and Expense
Non-interest revenue was $5.089 million for the second quarter of 2011, a slight increase of $32 thousand from the second quarter of 2010. Net securities gains increased $419 thousand in the second quarter of 2011 compared to the same period in 2010. We sold investment securities in part to lengthen slightly the average life of the portfolio.  Service charges on deposit accounts decreased $343 thousand, or 18.8 percent, from $1.829 million for the second quarter of 2010 to $1.486 million for the same period in 2011. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit card transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the second quarter of 2011 was $1.045 million compared to $961 thousand for the same period in 2010. Trust assets increased from $843.983 million at June 30, 2010 to $860.597 million at June 30, 2011. The increase in trust assets is a result of the increase in the stock market in 2011 compared to 2010 and to new trust department customers.

Salary and employee benefit expense in the second quarter of 2011 was $6.905 million, a decrease of $9 thousand from the second quarter of 2010. Full time equivalent employees decreased from 552 at June 30, 2010 to 547 at June 30, 2011.  The decrease in full time equivalent employees is a result of efficiencies created by the completion of several efficiency projects.

Net occupancy expense was $1.453 million in the second quarter of 2011, an increase of $4 thousand from the same period in 2010. Furniture and equipment expense decreased by $226 thousand, or 21.3 percent, primarily as a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and of decreased maintenance cost. The Company operates in 50 branches.

Intangible amortization decreased to $292 thousand for the quarter ended June 30, 2011 from $567 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned increased to $553 thousand in the second quarter of 2011, compared to $300 thousand in the second quarter of 2010. Other real estate owned carrying cost increased $44 thousand from $363 thousand in the second quarter of 2010 to $407 thousand in the second quarter of 2011. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $1.029 million for the quarter ended June 30, 2011, compared to $1.004 million for the same period in 2010, reflecting higher levels of deposits in 2011. Beginning with the quarterly assessment for the second quarter of 2011, the FDIC changed the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity. The Company does not expect this change to have a material impact on the Company’s results of operations.

Other expense was $2.287 million for the quarter ended June 30, 2011, a decrease of $185 thousand from the second quarter of 2010. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $327 thousand for the second quarter of 2011, compared to income tax expense of $497 thousand for the same period in 2010, reflecting a decrease in taxable income. Our effective rate for the quarter ended June 30, 2011 was 28.9 percent, compared to 33.9 percent for the same period last year, as our tax free income increased as a proportion of total income in the 2011 period.

Results of Operations

Six Months Ended June 30, 2011 and 2010

Net Income

The Company recorded net income to common shareholders of $286 thousand, or $0.02 per basic and diluted common share, during the first six months of 2011, compared to net income to common shareholders in the first six months of 2010 of $592 thousand, or $0.03 per basic and diluted common share. Net income before the preferred stock dividend was $1.826 million in the first six months of 2011 compared to net income before the preferred dividend of $2.094 million in the first six months of 2010.

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

Average interest-earning assets increased to $1.960 billion for the first six months of 2011 from $1.812 billion in the first six months of 2010, an increase of $148.027 million, or 8.2 percent. Our net interest margin was 3.18 percent for the first six months of 2011 compared to 3.37 percent for the first six months of 2010. Net interest revenue increased by $728 thousand, or 2.4 percent, from the first six months of 2010 to the first six months of 2011. Since 2010 we have increased our investments in average interest-bearing deposits and investment securities. We have recently concentrated on highly liquid investments, which have helped our liquidity and contributed to the increase in our net interest revenue. These investments have also contributed to the decrease in our net interest margin because they have lower average yields than longer term assets. Partially offsetting this decrease in yields was the decrease in our average cost of funds from 1.48 percent in the first six months of 2010 to 1.16 percent for the same period in 2011. We estimate that non-performing assets resulted in our net interest margin being approximately 49 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in Thousands)
Interest-earning assets:
Taxable securities	$505,738	2.75%	$6,908	$283,231	3.49%	$4,901
Non-taxable securities	2,295	4.74	54	6,580	4.72	154
Total securities	508,033	2.76	6,962	289,811	3.52	5,055
Loans and leases(1)	1,357,557	5.04	33,925	1,446,594	5.15	36,921
Interest-bearing deposits	94,660	0.24	115	75,818	0.20	76
Total interest-earning assets	1,960,250	4.22	41,002	1,812,223	4.68	42,052

Non-interest-earning assets
Cash and due from banks	35,252			35,238
Premises and equipment, net	74,811			78,234
Other real estate owned, net	85,106			62,206
Other assets	58,761			63,748
Intangible assets, net	4,381			6,287
Allowance for loan and leases losses	(48,586)			(48,150)
Total Assets	$2,169,975			$2,009,786

Interest-bearing liabilities:
Interest-bearing demand deposits	$528,445	0.44%	$1,152	$492,071	0.52%	$1,264
Savings deposits	139,191	0.41	281	128,297	0.67	427
Time deposits	965,871	1.49	7,145	876,139	1.93	8,404
Short-term borrowings	20,000	5.18	514	20,000	5.03	499
FHLB advances and long-term debt	91,786	2.15	978	92,987	2.72	1,254
Total interest-bearing liabilities	1,745,293	1.16	10,070	1,609,494	1.48	11,848
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	242,836			218,332
Other liabilities	16,486			16,537
	259,322			234,869

Common shareholders equity	117,097			117,718
Preferred stock	48,263			47,705
Shareholders’ equity	165,360			165,423
Total	$2,169,975			$2,009,786
Net Interest Revenue		3.06%	$30,932		3.20%	$30,204
Net yield on interest-earning assets		3.18%			3.36%
Tax equivalent adjustment		0.00			0.01
Net yield on interest-earning assets (tax equivalent)		3.18%			3.37%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first six months of 2011 were $16.152 million compared to $2.902 million in the same period in 2010. The majority of these charge-offs consisted of specific allowances recorded in previous quarters on various impaired loans. These charge-offs were taken because the payment history on these loans indicated an erosion of guarantor support, thereby increasing the collateral dependency.  The provision for loan and lease losses was $8.500 million in the first six months of 2011, compared to $5.900 million for the comparable period in 2010.

Non-Interest Revenue and Expense

Non-interest revenue was $9.926 million for the first six months of 2011, a decrease of $455 thousand from the first six months of 2010. Net securities gains increased $66 thousand in the first six months of 2011 compared to the same period in 2010. We sold investment securities in part to lengthen slightly the average life of the portfolio.  Service charges on deposit accounts decreased $725 thousand, or 19.3 percent, from $3.750 million for the first six months of 2010 to $3.025 million for the same period in 2011. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit cards transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the first six months of 2011 was $2.090 million compared to $1.913 million for the same period in 2010 as trust assets under management increased in the 2011 period.

Salary and employee benefit expense in the first six months of 2011 was $14.102 million, a decrease of $169 thousand from the same period in 2010. Full time equivalent employees decreased from 552 at June 30, 2010 to 547 at June 30, 2011.  The decrease in full time equivalent employees is a result of efficiencies created by the completion of several efficiency projects.

Net occupancy expense was $2.955 million in the first six months of 2011, an increase of $64 thousand, or 2.2 percent, from the same period in 2010. Furniture and equipment expense decreased by $430 thousand, or 19.9 percent primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and due to decreased maintenance cost. The Company operates in 50 branches.

Intangible amortization decreased to $584 thousand for the six months ended June 30, 2011 from $1.134 million for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned increased to $726 thousand in the first six months of 2011, compared to $462 thousand in the same period in 2010. Other real estate owned carrying cost decreased $96 thousand from $1.057 million in the first six months of 2010 to $961 thousand in the first six months of 2011. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $2.172 million for the six months ended June 30, 2011, compared to $1.944 million for the same period in 2010, reflecting higher levels of deposits in 2011. Beginning with the quarterly assessment for the second quarter of 2011, the FDIC  changed the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity. The Company does not expect this change to have a material impact on the Company’s results of operations.

Other expense was $4.842 million for the six months ended June 30, 2011, a decrease of $242 thousand from the first six months of 2010. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $380 thousand for the first six months of 2011, compared to income tax expense of $1.031 million for the same period in 2010, reflecting a decrease in taxable income and adjustment of the tax liability accounts, including those relating to uncertain tax positions. Our effective rate for the first six months of 2011 was 17.2 percent, compared to 33.0 percent for the same period last year as nontaxable income, including bank owned life insurance income, was relatively higher in the 2011 period.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2010 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2011 was $19.392 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2011, the Company had $194 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Company minimizes risk by managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2010 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2011. Through June 30, 2011, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended June 30, 2011 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/11-04/30/11	1,880	$2.67	0	229,951
05/01/11-05/31/11	1,267	$2.60	0	229,951
06/01/11-06/30/11	0	N/A	0	229,951
Total	3,147	$2.64	0	229,951

__________________
(1)	3,147 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

Item 6. Exhibits

*10.1	Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at June 30, 2011, and December 31, 2010 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, and June 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1 As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*Indicates management contract or compensatory plan or arrangement identified pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 15, 2011	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 15, 2011	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

*10.1	Second Amendment to the Retirement Plan for Employees of BancTrust Financial Group, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at June 30, 2011, and December 31, 2010 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, and June 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1  As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*Indicates management contract or compensatory plan or arrangement identified pursuant to Item 15(a)(3) of Form 10-K.