Form 10-Q
period 2011-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2011-11-14
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number:	0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 St. Francis Street, Mobile, Alabama	36602
(Address of principal executive offices)	(Zip Code)

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

Shares of common stock ($0.01 par) outstanding at November 10, 2011: 17,979,152

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	September 30, 2011	December 31, 2010
ASSETS
Cash and Due from Banks	$35,452	$25,852
Interest-Bearing Deposits in Other Financial Institutions	91,309	144,022
Securities Available for Sale, at Fair Value	508,160	425,560
Loans Held for Sale	2,797	5,129

Loans and Leases	1,304,579	1,378,156
Allowance for Loan and Lease Losses	(43,117)	(47,931)
Loans and Leases, Net	1,261,462	1,330,225

Premises and Equipment, Net	73,219	75,604
Accrued Income Receivable	6,265	6,485
Other Intangible Assets	3,755	4,632
Cash Surrender Value of Life Insurance	17,502	17,048
Other Real Estate Owned	89,883	82,419
Other Assets	29,209	41,172
Total Assets	$2,119,013	$2,158,148

LIABILITIES
Non-Interest-Bearing Demand Deposits	$262,054	$224,703
Interest-Bearing Demand Deposits	538,945	505,006
Savings Deposits	137,907	141,738
Large Denomination Time Deposits (of $100 or more)	472,334	528,656
Other Time Deposits	431,603	464,702
Total Deposits	1,842,843	1,864,805
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	70,597	92,804
Other Liabilities	15,702	16,609
Total Liabilities	1,949,142	1,994,218

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2011 and 2010	48,579	48,140
Common Stock – Par Value $0.01 Per Share, 100,000 Shares Authorized, Shares Issued: 2011-18,210; 2010-17,895	182	179
Additional Paid in Capital	194,655	193,901
Accumulated Other Comprehensive Income (Loss), Net	71	(5,132)
Deferred Compensation Payable in Common Stock	920	826
Accumulated Deficit	(71,208)	(70,750)
Treasury Stock of 256 Common Shares in 2011 and 2010, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 151 Shares in 2011 and 124 Shares in 2010	(920)	(826)
Total Shareholders' Equity	169,871	163,930
Total Liabilities and Shareholders' Equity	$2,119,013	$2,158,148

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Three Months Ended September 30,
		2011	2010
	Interest Revenue:
	Loans and Leases	$16,855	$18,155
Securities Available for Sale:	Taxable	3,294	2,845
	Non-Taxable	19	37
	Other	45	74
	Total Interest Revenue	20,213	21,111

	Interest Expense:
	Deposits	3,729	5,093
	Short-Term Borrowings	277	270
	FHLB Advances and Long-Term Debt	400	522
	Total Interest Expense	4,406	5,885

	Net Interest Revenue	15,807	15,226
	Provision for Loan and Lease Losses	6,000	3,400
	Net Interest Revenue after Provision for Loan and Lease Losses	9,807	11,826

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	1,581	1,776
	Trust Income	945	952
	Securities Gains	1,086	281
	Total impairment losses on securities	(772)	0
	Portion of loss recognized in other comprehensive income	722	0
	Net impairment losses recognized in earnings	(50)	0
	Other Income	1,711	1,721
	Total Non-Interest Revenue	5,273	4,730

	Non-Interest Expense:
	Salaries	5,314	5,329
	Pensions and Employee Benefits	1,492	1,550
	Net Occupancy Expense	1,567	1,508
	Furniture and Equipment Expense	862	1,011
	Intangible Amortization	292	568
	Losses on Other Real Estate Owned	1,461	437
	(Gains) Losses on Repossessed and Other Assets	(1)	16
	ATM Processing Expense	236	297
	FDIC Assessments	356	1,070
	Telephone and Data Line Expense	467	460
	Legal Expense	240	350
	Other Real Estate Carrying Cost Expense	438	462
	Other Expense	2,442	2,293
	Total Non-Interest Expense	15,166	15,351

	(Loss) Income Before Income Taxes	(86)	1,205
	Income Tax (Benefit) Expense	(117)	398
	Net Income	31	807
	Effective Preferred Stock Dividend	774	764
	Net (Loss) Income to Common Shareholders	$(743)	$43
	Basic (Loss) Earnings Per Common Share	$(0.04)	$0.00
	Diluted (Loss) Earnings Per Common Share	$(0.04)	$0.00
	Weighted-Average Common Shares Outstanding – Basic	17,953	17,640
	Weighted-Average Common Shares Outstanding – Diluted	17,953	17,728

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
		Nine Months Ended September 30,
		2011	2010
	Interest Revenue:
	Loans and Leases	$50,780	$55,076
Securities Available for Sale:	Taxable	10,202	7,746
	Non-Taxable	73	191
	Other	160	150
	Total Interest Revenue	61,215	63,163

	Interest Expense:
	Deposits	12,307	15,188
	Short-Term Borrowings	791	769
	FHLB Advances and Long-Term Debt	1,378	1,776
	Total Interest Expense	14,476	17,733

	Net Interest Revenue	46,739	45,430
	Provision for Loan and Lease Losses	14,500	9,300
	Net Interest Revenue after Provision for Loan and Lease Losses	32,239	36,130

	Non-Interest Revenue:
	Service Charges on Deposit Accounts	4,606	5,526
	Trust Income	3,035	2,865
	Securities Gains	2,449	1,578
	Total impairment losses on securities	(772)	0
	Portion of loss recognized in other comprehensive income	722	0
	Net impairment losses recognized in earnings	(50)	0
	Other Income	5,159	5,142
	Total Non-Interest Revenue	15,199	15,111

	Non-Interest Expense:
	Salaries	16,196	16,252
	Pensions and Employee Benefits	4,712	4,898
	Net Occupancy Expense	4,522	4,399
	Furniture and Equipment Expense	2,593	3,172
	Intangible Amortization	876	1,702
	Losses on Other Real Estate Owned	2,187	899
	(Gains) Losses on Repossessed and Other Assets	(158)	265
	ATM Processing Expense	739	877
	FDIC Assessments	2,528	3,014
	Telephone and Data Line Expense	1,429	1,337
	Legal Expense	1,011	1,200
	Other Real Estate Carrying Cost Expense	1,399	1,519
	Other Expense	7,284	7,377
	Total Non-Interest Expense	45,318	46,911

	Income Before Income Taxes	2,120	4,330
	Income Tax Expense	263	1,429
	Net Income	1,857	2,901
	Effective Preferred Stock Dividend	2,314	2,266
	Net (Loss) Income to Common Shareholders	$(457)	$635
	Basic (Loss) Earnings Per Common Share	$(0.03)	$0.04
	Diluted (Loss) Earnings Per Common Share	$(0.03)	$0.04
	Weighted-Average Common Shares Outstanding – Basic	17,886	17,639
	Weighted-Average Common Shares Outstanding – Diluted	17,886	17,719

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME -
For the Nine Months Ended September 30, 2011 and 2010

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred Compensation Payable in Common Stock	Accumu-lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Comprehensive income:
Net income							1,857			1,857
Recognized net periodic pension benefit cost, net of taxes					209					209
Change in fair value of securities available for sale, net of taxes					4,994					4,994
Total comprehensive income										7,060
Amortization of preferred stock discount	439						(439)			-
Dividends-preferred							(1,876)			(1,876)
Purchase of deferred compensation shares						108			(108)	-
Deferred compensation paid in common stock held in grantor trust						(14)			14	-
Stock compensation expense				52						52
Restricted stock fully vested		18								-
Common stock issued		297	3	702						705

Balance, September 30, 2011	$48,579	18,210	$182	$194,655	$71	$920	$(71,208)	$(2,408)	$(920)	$169,871

Balance, January 1, 2010	$47,587	17,890	$179	$193,800	$(3,768)	$780	$(71,592)	$(2,408)	$(780)	$163,798
Comprehensive income:
Net income							2,901			2,901
Recognized net periodic pension benefit cost, net of taxes					225					225
Change in fair value of securities available for sale, net of taxes					2,880					2,880
Total comprehensive income										6,006
Amortization of preferred stock discount	412						(412)			-
Dividends-preferred							(1,855)			(1,855)
Purchase of deferred compensation shares						163			(163)	-
Deferred compensation paid in common stock held in grantor trust						(118)			118	-
Stock compensation expense				75						75
Shares issued under dividend reinvestment plan				1						1
Restricted stock fully vested		5		4						4
Balance, September 30, 2010	$47,999	17,895	$179	$193,880	$(663)	$825	$(70,958)	$(2,408)	$(825)	$168,029

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,857	$2,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,249	3,723
Amortization and accretion of premiums and discounts, net	2,100	764
Amortization of intangible assets	876	1,702
Provision for loan losses	14,500	9,300
Securities gains, net	(2,449)	(1,578)
Other-than-temporary impairment on securities	50	0
Loss on other real estate owned	2,187	899
(Gains) losses on repossessed and other assets	(158)	265
Gain on sale of loans originated for sale	(488)	(597)
Stock compensation expense	52	75
Increase in cash surrender value of life insurance	(454)	(453)
Changes in operating assets and liabilities:
Loans originated for sale	(34,646)	(48,369)
Loans sold	37,466	47,934
Decrease in accrued income receivable	220	521
Decrease in other assets	9,052	165
(Decrease) increase in other liabilities	(573)	613
Net cash provided by operating activities	32,841	17,865
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in other financial institutions	52,713	(150,689)
Net decrease in loans and leases	41,947	33,313
Proceeds from sales of other real estate owned, net	3,232	3,114
Purchases of premises and equipment	(864)	(1,147)
Proceeds from sales of securities available for sale	136,532	59,437
Proceeds from maturities of securities available for sale	76,446	95,683
Purchases of securities available for sale	(287,907)	(261,390)
Net cash provided by (used in) investing activities	22,099	(221,679)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(21,962)	205,961
Proceeds of FHLB advances and long-term debt	0	25,000
Payments of FHLB advances and long-term debt	(22,207)	(25,190)
Issuance of common stock	705	1
Dividends paid	(1,876)	(1,855)
Net cash (used in) provided by financing activities	(45,340)	203,917
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,600	103
Cash and cash equivalents at beginning of period	25,852	37,287
Cash and cash equivalents at end of period	$35,452	$37,390
Supplemental disclosures of cash flow information:
Interest paid	$15,453	$17,694
Income taxes (received) paid, net	(5,974)	3,903
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	12,883	33,274

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010

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

Note 3: Securities Available for Sale

The Company classifies all its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at September 30, 2011 and December 31, 2010:

		Gross	Gross
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
		Gains	Losses	Fair Value
September 30, 2011
U.S. Treasury securities	$506	$7	$0	$513
Obligations of U.S. Government sponsored enterprises	206,470	476	43	206,903
Obligations of states and political subdivisions	1,461	6	0	1,467
Mortgage-backed securities	294,139	6,118	980	299,277
Total	$502,576	$6,607	$1,023	$508,160

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2010
U.S. Treasury securities	$400	$5	$0	$405
Obligations of U.S. Government sponsored enterprises	83,537	89	1,193	82,433
Obligations of states and political subdivisions	2,380	22	0	2,402
Mortgage-backed securities	341,648	2,302	3,630	340,320
Total	$427,965	$2,418	$4,823	$425,560

Securities available for sale with a carrying value of approximately $246.228 million at September 30, 2011 and $175.342 million at December 31, 2010 were pledged to secure deposits of public funds and trust deposits.

For the nine months ended September 30, 2011, proceeds from the sales of securities available for sale were $136.582 million. Gross realized gains on the sale of these securities were $2.449 million and there were no gross realized losses. For the nine months ended September 30, 2010, proceeds from the sales of securities available for sale were $59.437 million. Gross realized gains on the sale of these securities were $1.602 million and gross realized losses were $24 thousand. The Company recorded an other-than-temporary impairment charge of $50 thousand in the first nine months of 2011. No such charge was recorded during the first nine months of 2010.

Maturities of securities available for sale as of September  30, 2011, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$1,125	$1,131
Due in 1 to 5 years	34,146	34,262
Due in 5 to 10 years	31,656	31,733
Due in over 10 years	141,510	141,757
Mortgage-backed securities	294,139	299,277
Total	$502,576	$508,160

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government sponsored enterprises	$14,340	$39	$6,279	$4	$20,619	$43
Mortgage-backed securities	20,967	208	3,059	772	24,026	980
Total	$35,307	$247	$9,338	$776	$44,645	$1,023

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government sponsored enterprises	$56,633	$1,193	$0	$0	$56,633	$1,193
Mortgage-backed securities	120,936	2,849	3,556	781	124,492	3,630
Total	$177,569	$4,042	$3,556	$781	$181,125	$4,823

At September 30, 2011, the Company had 6 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 and again in 2011 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.0 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 and $50 thousand in the third quarter of 2011 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $772 thousand and $781 thousand in accumulated other comprehensive loss (pre-tax) related to this security at September 30, 2011 and December 31, 2010, respectively.  No other credit-related other-than-temporary impairment occurred during the nine-month periods ended September 30, 2011 and 2010. Management will continue to closely monitor this security. The security has an estimated fair value of $3.059 million and represents $772 thousand of the $776 thousand of the unrealized losses at September 30, 2011 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of September 30, 2011, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company's investment securities recognized in earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Beginning balance of credit losses previously recognized in earnings	$400	$400	$400	$400
Amount related to credit loss for securities as to which an other-than-temporary impairment was not previously recognized in earnings	-	-	-	-
Amount related to credit loss for securities as to which an other-than-temporary impairment was recognized in earnings	50	-	50	-
Ending balance of cumulative credit losses recognized in earnings	$450	$400	$450	$400

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$274,764	$279,422
Agricultural	2,897	3,450
Equipment leases	14,720	19,407
Total commercial, financial and agricultural	292,381	302,279

Commercial real estate:
Commercial construction, land and land development	265,215	315,079
Other commercial real estate	430,585	417,700
Total commercial real estate	695,800	732,779

Residential real estate:
Residential construction	15,328	20,745
Residential mortgage	250,477	263,472
Total residential real estate	265,805	284,217

Consumer, installment and single pay:
Consumer	47,158	54,934
Other	6,442	9,849
Total consumer, installment and single pay	53,600	64,783

Total loans and leases	1,307,586	1,384,058
Less unearned discount leases	(1,355)	(2,032)
Less deferred cost (unearned loan fees), net	1,145	1,259
Total loans and leases, net	$1,307,376	$1,383,285

Loans include loans held for sale of $2.797 million at September 30, 2011 and $5.129 million at December 31, 2010 which are accounted for at the lower of cost or market value, in the aggregate.

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

Non-Accrual Loans

At September 30, 2011 and December 31, 2010, non-accrual loans totaled $106.675 million and $103.084 million, respectively, which included non-accruing restructured loans of $3.791 million and $3.088 million, respectively. The allowance for loan and lease losses allocated to restructured loans on non-accrual at September 30, 2011 and December 31, 2010 was $255 thousand and $281 thousand, respectively. The amount of interest income that would have been recorded during the first nine months of 2011, if these non-accrual loans had been current in accordance with their original terms, was $4.302 million. The amount of interest income actually recognized on these loans during the first nine months of 2011 was $353 thousand. At September 30, 2011 and December 31, 2010, performing restructured loans totaled $10.866 million and $3.430 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at September 30, 2011 and December 31, 2010, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$2,609	$3,883
Commercial real estate:
Construction, land and land development	71,383	69,349
Other	13,030	10,105
Consumer	896	477
Residential:
Construction	499	1,864
Mortgage	18,258	17,406
Total non-accrual loans	$106,675	$103,084

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010, was as follows:

AGE ANALYSIS OF PAST DUE LOANS

September 30, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,814	$2,609	$4,423	$287,958	$292,381	$0
Commercial real estate:
Construction, land and land development	5,945	71,383	77,328	187,887	265,215	0
Other	2,550	13,030	15,580	415,005	430,585	0
Consumer	497	896	1,393	52,207	53,600	0
Residential
Construction	0	499	499	14,829	15,328	0
Mortgage	3,853	18,258	22,111	228,366	250,477	0
Total	$14,659	$106,675	$121,334	$1,186,252	$1,307,586	$0

December 31, 2010
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,088	$3,883	$4,971	$297,308	$302,279	$0
Commercial real estate:
Construction, land and land development	3,002	69,349	72,351	242,728	315,079	0
Other	5,608	10,105	15,713	401,987	417,700	0
Consumer	667	477	1,144	63,639	64,783	0
Residential
Construction	0	1,864	1,864	18,881	20,745	0
Mortgage	2,690	17,406	20,096	243,376	263,472	0
Total	$13,055	$103,084	$116,139	$1,267,919	$1,384,058	$0

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

IMPAIRED LOANS September 30, 2011					Nine Months Ended September 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$697	$7
Commercial real estate construction, land and land development	40,722	7,640	33,081	0	26,264	149
Commercial real estate other	13,707	117	13,591	0	10,015	144
Consumer	0	0	0	0	0	0
Residential construction	130	0	130	0	956	0
Residential mortgage	10,696	1,489	9,207	0	8,383	53
Total	66,086	9,606	56,480	0	46,315	353

With a related allowance recorded:
Commercial, financial and agricultural	1,620	695	925	208	1,335	5
Commercial real estate construction, land and land development	44,250	4,352	39,898	10,700	45,984	129
Commercial real estate other	6,433	0	6,433	573	4,526	230
Consumer	392	6	386	325	199	2
Residential construction	369	0	369	11	488	0
Residential mortgage	6,046	94	5,952	1,824	6,441	8
Total	59,110	5,147	53,963	13,641	58,973	374

Total commercial	107,563	13,164	94,399	11,481	88,821	664
Total consumer	392	6	386	325	199	2
Total residential	17,241	1,583	15,658	1,835	16,268	61
Total Impaired Loans	$125,196	$14,753	$110,443	$13,641	$105,288	$727

IMPAIRED LOANS September 30, 2011	Three Months Ended September 30, 2011
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$595	$6
Commercial real estate construction, land and land development	33,772	55
Commercial real estate other	12,182	119
Consumer	0	0
Residential construction	432	0
Residential mortgage	9,108	25
Total	56,089	205

With a related allowance recorded:
Commercial, financial and agricultural	813	5
Commercial real estate construction, land and land development	38,879	127
Commercial real estate other	4,901	149
Consumer	347	0
Residential construction	369	0
Residential mortgage	6,109	0
Total	51,418	281

Total commercial	91,142	461
Total consumer	347	0
Total residential	16,018	25
Total Impaired Loans	$107,507	$486

IMPAIRED LOANS December 31, 2010					Year Ended December 31, 2010
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$878	$0	$878	$0	$1,037	$40
Commercial real estate construction, land and land development	19,851	1,351	18,500	0	23,430	95
Commercial real estate other	6,159	0	6,159	0	9,097	94
Consumer	0	0	0	0	0	0
Residential construction	1,787	0	1,787	0	1,565	10
Residential mortgage	7,804	832	6,972	0	5,515	49
Total	36,479	2,183	34,296	0	40,644	288

With a related allowance recorded:
Commercial, financial and agricultural	2,292	0	2,292	1,140	2,852	1
Commercial real estate construction, land and land development	52,928	3,317	49,611	13,121	46,993	276
Commercial real estate other	6,749	0	6,749	636	7,336	198
Consumer	53	0	53	27	50	3
Residential construction	726	0	726	68	741	0
Residential mortgage	7,184	76	7,108	2,052	9,026	49
Total	69,932	3,393	66,539	17,044	66,998	527

Total commercial	88,857	4,668	84,189	14,897	90,745	704
Total consumer	53	0	53	27	50	3
Total residential	17,501	908	16,593	2,120	16,847	108
Total Impaired Loans	$106,411	$5,576	$100,835	$17,044	$107,642	$815

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

The Bank did not have any loss (grade 9) loans at September 30, 2011 or December 31, 2010.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at September 30, 2011 and December 31, 2010.  These tables reflect continuing issues with credit quality, primarily in the Company’s coastal markets.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate-Construction, Land and Land Development		Commercial Real Estate-Other
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Excellent	$4,984	$6,587	$286	$296	$1,524	$2,345
Guideline	70,389	84,378	17,980	21,450	105,687	118,051
Satisfactory	79,289	77,401	19,190	18,824	114,649	130,520
Low satisfactory	110,916	107,207	95,237	129,242	164,621	130,016
Special mention	15,506	15,700	7,572	17,811	11,503	11,980
Substandard	11,297	10,980	123,250	127,456	32,582	24,766
Doubtful	0	26	1,700	0	19	22
Loss	0	0	0	0	0	0
Total	$292,381	$302,279	$265,215	$315,079	$430,585	$417,700

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Mortgage
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Pass	$14,828	$18,881	$208,553	$222,943
Special mention	0	0	8,890	10,334
Substandard	500	1,864	32,840	30,100
Doubtful	0	0	194	95
Total	$15,328	$20,745	$250,477	$263,472

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Grade:
Performing	$52,704	$64,306
Non-performing	896	477
Total	$53,600	$64,783

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of September 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS

For the Three Months Ended September 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279
Charge-offs	(35)	(3,033)	(328)	(48)	0	(3,444)
Recoveries	158	48	33	43	0	282
Provision charged to operating expense	591	4,623	991	(3)	(202)	6,000
Balance at end of period	$5,283	$27,936	$7,126	$879	$1,893	$43,117

For the Nine Months Ended September 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	(2,271)	(15,930)	(1,902)	(156)	0	(20,259)
Recoveries	229	520	79	117	0	945
Provision charged to operating expense	1,896	11,915	2,280	28	(1,619)	14,500
Balance at end of period	$5,283	$27,936	$7,126	$879	$1,893	$43,117

Period-end amount allocated to:
Loans individually evaluated for impairment	$208	$11,273	$1,835	$325	$0	$13,641
Other loans not individually evaluated	5,075	16,663	5,291	554	1,893	29,476
Ending balance	$5,283	$27,936	$7,126	$879	$1,893	$43,117

Loans -
Loans individually evaluated for impairment	$1,396	$93,003	$15,658	$386	$0	$110,443
Other loans not individually evaluated	290,985	602,797	250,147	53,214	0	1,197,143
Ending balance	$292,381	$695,800	$265,805	$53,600	$0	$1,307,586

December 31, 2010
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,140	$13,757	$2,120	$27	$0	$17,044
Other loans not individually evaluated	4,289	17,674	4,549	863	3,512	30,887
Ending balance	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Loans -
Loans individually evaluated for impairment	$3,170	$81,019	$16,593	$53	$0	$100,835
Other loans not individually evaluated	299,109	651,760	267,624	64,730	0	1,283,223
Ending balance	$302,279	$732,779	$284,217	$64,783	$0	$1,384,058

Troubled Debt Restructurings

The following table presents a breakdown of troubled debt restructurings that occurred during the three and nine months ended September 30, 2011 by loan class and whether the loan remains on accrual or nonaccrual status.  All of the troubled debt restructurings that occurred during the time periods presented below included concessions relating to extended payment terms. No concessions were made to lower interest rates to a below market rate.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Accruing Loans
Commercial, financial and agricultural	0	$0	$0	0	$0	$0
Commercial real estate:
Commercial construction, land and land development	1	1,973	1,973	1	1,973	1,973
Other commercial real estate	4	5,573	5,573	4	5,573	5,573
Residential:
Residential construction	0	0	0	0	0	0
Residential mortgage	2	159	159	4	745	745
Consumer	0	0	0	1	4	4
Total	7	$7,705	$7,705	10	$8,295	$8,295
Nonaccrual Loans
Commercial, financial and agricultural	0	$0	$0	1	$30	$30
Commercial real estate:
Commercial construction, land and land development loans	0	0	0	1	23	23
Other commercial real estate	0	0	0	0	0	0
Residential:
Residential construction	0	0	0	0	0	0
Residential mortgage	0	0	0	0	0	0
Consumer	2	27	27	4	40	40
Total	2	$27	$27	6	$93	$93

Total
Commercial, financial and agricultural	0	$0	$0	1	$30	$30
Commercial real estate:
Commercial construction, land and land development	1	1,973	1,973	2	1,996	1,996
Other commercial real estate	4	5,573	5,573	4	5,573	5,573
Residential:
Residential construction	0	0	0	0	0	0
Residential mortgage	2	159	159	4	745	745
Consumer	2	27	27	5	44	44
Total	9	$7,732	$7,732	16	$8,388	$8,388

During the three and nine months ended September 30, 2011, there were no troubled debt restructurings made that subsequently defaulted during the period.  Once a loan has been modified as a troubled debt restructuring, it is considered an impaired loan.  A specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.

The following table presents the total recorded investment in loans that prior to adoption of Accounting Standards Update No. 2011-02 would not have been considered impaired loans, for the three and nine months ended September 30, 2011.  These loans represent accruing troubled debt restructurings for which an extended payment term concession was granted.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in Thousands)	Number of Loans	Recorded Investment	Loan Loss Reserve Allocation	Number of Loans	Recorded Investment	Loan Loss Reserve Allocation

Commercial, financial and agricultural	0	$0	$0	0	$0	$0
Commercial real estate:
Commercial construction, land and land development	0	0	0	0	0	0
Other commercial real estate	2	4,546	205	2	4,546	205
Residential:
Residential construction	0	0	0	0	0	0
Residential mortgage	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	2	$4,546	$205	2	$4,546	$205

Other Real Estate Owned

A summary of other real estate owned follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Construction, land development, lots and other land	$76,460	$71,097
1-4 family residential properties	5,058	4,390
Multi-family residential properties	3,317	3,499
Non-farm non-residential properties	5,048	3,433
Total other real estate owned	$89,883	$82,419

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. A substantial portion of our other real estate is concentrated along the Gulf Coast of South Alabama and Northwest Florida which has seen a decline in the values of real estate. If real estate values in our Gulf Coast markets remain depressed for an extended period or decline further, our earnings and capital could be materially adversely affected. Other real estate owned activity for the first nine months of 2011 and 2010 is summarized as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the year	$82,419	$52,185
Loan foreclosures	12,883	33,274
Property sold	(3,232)	(3,114)
Losses on sale and write-downs	(2,187)	(899)
Balance at the end of the period	$89,883	$81,446

Note 5: Change in Allowance for Losses on Loans and Leases

The changes in the allowance for losses on loans and leases for the three-month periods ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$40,279	$48,903
Provision charged to operating expense	6,000	3,400
Loans charged-off	(3,444)	(5,127)
Recoveries	282	250
Balance at end of period	$43,117	$47,426

The changes in the allowance for losses on loans and leases for the nine-month periods ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended
(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$47,931	$45,905
Provision charged to operating expense	14,500	9,300
Loans charged-off	(20,259)	(8,410)
Recoveries	945	631
Balance at end of period	$43,117	$47,426

The Company continues to experience the adverse effects of a severe downturn in the real estate markets in which it operates, primarily in our coastal markets of northwest Florida and south Alabama, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, and a reduction in the value of real estate serving as collateral for some of the Company's loans.

Note 6: Retirement Plans

	Three Months Ended
	September 30, 2011	September 30, 2010
(in thousands)
Service cost	$236	$243
Interest cost	447	448
Expected return on plan assets	(564)	(506)
Amortization of prior service cost	1	1
Amortization of net loss	111	118
Net periodic pension cost	$231	$304

	Nine Months Ended
	September 30, 2011	September 30, 2010
(in thousands)
Service cost	$708	$729
Interest cost	1,341	1,344
Expected return on plan assets	(1,692)	(1,518)
Amortization of prior service cost	3	3
Amortization of net loss	333	354
Net periodic pension cost	$693	$912

The Company currently expects to contribute $2.600 million to its pension plans in 2011, of which $1.185 million was contributed in the first nine months of 2011. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2011 was 5.36 percent.

Note 7: (Loss) Earnings Per Share

Basic (loss) earnings per share for the three- and nine- month periods ended September 30, 2011 and 2010 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted (loss) earnings per share for the three- and nine- month periods ended September 30, 2011 and 2010 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the (loss) earnings per share calculations for the three-month periods ended September 30, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for the quarter ended September 30, 2010, 95 thousand shares, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarter ended September 30, 2010, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. The Company excluded all options and warrants for the calculations of diluted earnings per share for the quarter ended September 30, 2011 because such common stock equivalents would be antidilutive to the loss per share.

	Three Months Ended
Basic (Loss) Earnings Per Common Share	September 30, 2011	September 30, 2010
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(743)	$43
Weighted average common shares outstanding	17,953	17,640
Basic (loss) earnings per common share	$(0.04)	$0.00

	Three Months Ended
Diluted (Loss) Earnings Per Common Share	September 30, 2011	September 30, 2010
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(743)	$43
Weighted average shares outstanding	17,953	17,640
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	-	88
Weighted average common and dilutive potential common shares outstanding	17,953	17,728
Diluted (loss) earnings per common share	$(0.04)	$0.00

The following tables present the earnings per share calculations for the nine-month periods ended September 30, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for the nine-month period ended September 30, 2010, 95 thousand shares, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the nine-month period ended September 30, 2010, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. The Company excluded all options and warrants for the calculations of diluted earnings per share for the nine months ended September 30, 2011because such common stock equivalents would be antidilutive to the loss per share.

	Nine Months Ended
Basic (Loss) Earnings Per Common Share	September 30, 2011	September 30, 2010
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(457)	$635
Weighted average common shares outstanding	17,886	17,639
Basic (loss) earnings per common share	$(0.03)	$0.04

	Nine Months Ended
Diluted (Loss) Earnings Per Common Share	September 30, 2011	September 30, 2010
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(457)	$635
Weighted average shares outstanding	17,886	17,639
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	-	80
Weighted average common and dilutive potential common shares outstanding	17,886	17,719
Diluted (loss) earnings per common share	$(0.03)	$0.04

Note 8: Comprehensive Income

The following table shows comprehensive income for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended
(in thousands)	September 30,	September 30,
	2011	2010

Net income	$31	$807
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $308 and 0, respectively	(514)	-
Less: reclassification adjustment of credit portion included in net income, net of taxes of ($19) and 0, respectively	31	-
Net noncredit portion of other-than-temporary impairment losses	(483)	-
Recognized pension net periodic benefit cost, net of taxes of ($41) and ($64), respectively	69	76
Less reclassification adjustments for gains included in net income, net of taxes of $407 and $106, respectively	(679)	(175)
Net change in fair value of securities available for sale, net of taxes of ($1,597) and $(607), respectively	2,662	1,011
Comprehensive income	$1,601	$1,719

The following table shows comprehensive income for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended
(in thousands)	September 30,	September 30,
	2011	2010

Net income	$1,857	$2,901
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $308 and 0, respectively	(514)	-
Less: reclassification adjustment of credit portion included in net income, net of taxes of ($19) and 0, respectively	31	-
Net noncredit portion of other-than-temporary impairment losses	(483)	-
Recognized pension net periodic benefit cost, net of taxes of ($125) and ($132), respectively	209	225
Less reclassification adjustments for gains included in net income, net of taxes of $918 and $592, respectively	(1,531)	(986)
Net change in fair value of securities available for sale, net of taxes of ($4,204) and $(2,320), respectively	7,007	3,866
Comprehensive income	$7,060	$6,006

Note 9:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2011 was $19.081 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2011, the Company had $191 thousand of liabilities associated with standby letter of credit agreements.

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

During the nine months ended September 30, 2011, no securities were transferred between Levels.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	206,903	0	206,903	0
Obligations of states and political subdivisions	1,467	0	1,467	0
Mortgage-backed securities	299,277	0	299,277	0
Available-for-sale securities	$508,160	$0	$508,160	$0

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$405	$0	$405	$0
Obligations of U.S. Government sponsored enterprises	82,433	0	82,433	0
Obligations of states and political subdivisions	2,402	0	2,402	0
Mortgage-backed securities	340,320	0	340,320	0
Available-for-sale securities	$425,560	$0	$425,560	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

September 30, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$40,322	-	-	$40,322
Impaired loans with partial charge-off with no allowance remaining	$18,975	-	-	$18,975
Other real estate owned	$89,883	-	-	$89,883

December 31, 2010
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$49,495	-	-	$49,495
Impaired loans with partial charge-off with no allowance remaining	$3,234	-	-	$3,234
Other real estate owned	$82,419	-	-	$82,419

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

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2011 and December 31, 2010.

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

 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at September 30, 2011 and December 31, 2010, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of September 30, 2011 and December 31, 2010 are summarized below.

(in thousands)	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$35,452	$35,452	$25,852	$25,852
Interest-bearing deposits	91,309	91,309	144,022	144,022
Securities available for sale	508,160	508,160	425,560	425,560
Loans and leases, net	1,246,259	1,241,607	1,335,354	1,300,925
Accrued interest receivable	6,265	6,265	6,485	6,485
Financial liabilities:
Deposits	$1,842,843	$1,847,749	$1,864,805	$1,870,448
Short-term borrowings	20,000	20,801	20,000	21,001
FHLB advances and long-term debt	70,597	54,124	92,804	75,836
Accrued interest payable	3,308	3,308	4,285	4,285

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

During the first nine months of 2011, the Company raised $705 thousand, net of issuance costs, through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53. None of these sales occurred in the third quarter of 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2010 and September 30, 2011 and significant changes in operations for the three- and nine- month periods ended September 30, 2011 and 2010.

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

-
the risks presented by the recent economic recession and the slow recovery of the economy, which could continue to adversely affect credit quality, collateral values, including the value of real estate collateral and other real estate owned, investment values, liquidity and loan originations, reserves for loan losses, charge-offs of loans and loan portfolio delinquency rates;

-	we may be compelled to seek additional capital to augment capital levels or ratios or improve liquidity, but capital or liquidity may not be available when needed or on favorable terms;

-	the reputation of the financial services industry could further deteriorate, which could adversely affect our ability to access markets for funding and to acquire and retain customers;

-
existing regulatory requirements, changes in regulatory requirements, including accounting standards and legislation, and our inability to meet those requirements, including capital requirements, and increases in our deposit insurance premiums, could adversely affect the businesses in which we are engaged, our results of operations and financial condition;

-	changes in monetary and fiscal policies of the U.S. government may adversely affect the business in which we are engaged;

-	the frequency and magnitude of foreclosure of our loans may increase;

-	the assumptions and estimates underlying the establishment of reserves for probable loan and lease losses, loan impairments and other estimates may be inaccurate;

-	competitive pressures among depository and other financial institutions may increase significantly;

-	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

-	we may be unable to obtain required shareholder or regulatory approval for any proposed acquisitions, business combinations, financings, capital-raising transactions or other strategic transactions;

-	we may be unable to obtain required regulatory approval for payment of dividends by the bank to the holding company to enable the holding company to pay preferred dividends and interest on the Company's junior subordinated debentures associated with its trust preferred securities

-
we may be unable to achieve anticipated results from business combinations, acquisitions, divestitures, and other strategic transactions including, without limitation, the related time and costs of implementing such transactions and integrating operations as part of these transaction; possible failures to achieve expected gain, revenue growth and/or expense savings from such transactions; and greater than expected deposit attrition, customer loss or revenue loss;

-	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete;

-	adverse changes may occur in the equity capital markets;

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

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. At September 30, 2011, the Company had net deferred tax assets of $6.477 million.  Accounting principles require that the Company assess whether a valuation allowance should be established with respect to its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard as to whether some or all of its deferred tax assets will not be realized. Management considers both positive and negative evidence, including the scheduling of reversing differences, tax planning strategies, available tax carrybacks, recent and historical performance, expectations for future results of operations, and other factors in making this assessment. In making such judgments, significant weight is given to evidence that can be objectively verified.  Realization of a deferred tax asset requires the Company to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. The Company may not achieve sufficient future taxable income to allow the ultimate realization of its net deferred tax assets, and, therefore, the Company may have to establish a valuation allowance at some point in the future. If a valuation allowance is necessary, the Company would incur a charge to operations in the period in which the allowance is established, which could have a material adverse effect on its earnings and capital position.

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

Financial Condition at September 30, 2011 and December 31, 2010

Overview

Total assets at September 30, 2011 were $2.119 billion, a decrease of $39.135 million, or 1.8% from December 31, 2010. Customer deposits decreased $21.962 million, primarily in the time deposit categories. We paid off $26.677 million in brokered deposits and $22.207 million in FHLB borrowings during 2011. Interest-bearing deposits in other financial institutions (overnight funds) decreased $52.713 million, or 36.6 percent, funding a portion of the increase in securities available for sale of $82.600 million. We increased our investment portfolio in the first nine-months of 2011, and this increased our net interest revenue and net interest margin compared to the fourth quarter of 2010. Time deposits decreased during 2011 due to our payoff of brokered deposits and due to our efforts to lower our cost of funds. In the first nine months of 2011 we experienced growth in non-interest-bearing demand deposits and interest-bearing demand deposits. Time deposits over $100,000 decreased by $56.322 million, in part due to the maturity of $26.677 million in brokered deposits which we did not replace.

Our net interest margin for the first nine months of 2011 decreased to 3.22 percent compared to 3.32 percent for the same period last year due to increased liquidity in our investment portfolio, which has resulted in lower yields on our investment portfolio. However, an increase in earning assets resulted in net interest revenue of $46.739 million for the first nine months of 2011 compared to $45.430 million for the same period in 2010. We estimate that our high level of non-performing assets resulted in our net interest margin for the first nine months of 2011 being approximately 50 basis points lower than it would have been if these assets had been earning interest.

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

Loans

Total loans and leases at September 30, 2011 were down $75.909 million from December 31, 2010.  Most of the decrease was within the commercial and residential real estate portfolio. Approximately $12.883 million of the decrease was caused by a transfer of loans to other real estate and $20.259 million of the decrease was caused by loan charge-offs.  Economic conditions have continued to diminish loan demand in the first three quarters of 2011.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at September 30, 2011, and at the end of the four prior quarters.

	2011			2010
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$274,764	$272,134	$281,327	$279,422	$281,187
Agricultural	2,897	3,304	3,151	3,450	2,528
Equipment leases	14,720	15,991	17,768	19,407	21,094
Total commercial, financial and agricultural	292,381	291,429	302,246	302,279	304,809
Commercial real estate:
Commercial construction, land and land development	265,215	270,703	314,519	315,079	321,332
Other commercial real estate	430,585	434,835	406,437	417,700	414,680
Total commercial real estate	695,800	705,538	720,956	732,779	736,012

Residential real estate:
Residential construction	15,328	17,968	18,471	20,745	22,286
Residential mortgage	250,477	251,043	254,434	263,472	266,402
Total residential real estate:	265,805	269,011	272,905	284,217	288,688

Consumer, installment and single pay:
Consumer	47,158	49,117	52,059	54,934	57,626
Other	6,442	8,446	8,676	9,849	9,690
Total consumer, installment and single pay	53,600	57,563	60,735	64,783	67,316

Total	1,307,586	1,323,541	1,356,842	1,384,058	1,396,825
Less unearned discount leases	(1,355)	(1,562)	(1,783)	(2,032)	(2,303)
Less deferred cost (unearned loan fees), net	1,145	1,170	1,225	1,259	1,299
	$1,307,376	$1,323,149	$1,356,284	1,383,285	1,395,821

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$208,234	$57,866	$8,664	$274,764
Agricultural	608	2,289	0	2,897
Equipment leases	0	14,720		14,720
Total commercial, financial and agricultural	208,842	74,875	8,664	292,381
Commercial real estate:
Commercial construction, land and land development	90,498	57,114	117,603	265,215
Other commercial real estate	218,084	159,071	53,430	430,585
Total commercial real estate	308,582	216,185	171,033	695,800

Residential real estate:
Residential construction	9,592	5,606	130	15,328
Residential mortgage	109,084	90,558	50,835	250,477
Total residential real estate	118,676	96,164	50,965	265,805

Consumer, installment and single pay:
Consumer	24,156	22,242	760	47,158
Other	277	6,165	0	6,442
Total consumer, installment and single pay	24,433	28,407	760	53,600
Total	$660,533	$415,631	$231,422	$1,307,586
Percent of total	50%	32%	18%	100%

	December 31, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$206,587	$63,044	$9,791	$279,422
Agricultural	2,181	1,269	0	3,450
Equipment leases	0	19,407	0	19,407
Total commercial, financial and agricultural	208,768	83,720	9,791	302,279
Commercial real estate:
Commercial construction, land and land development	120,445	67,591	127,043	315,079
Other commercial real estate	195,047	166,983	55,670	417,700
Total commercial real estate	315,492	234,574	182,713	732,779

Residential real estate:
Residential construction	7,551	6,802	6,392	20,745
Residential mortgage	116,296	95,748	51,428	263,472
Total residential real estate	123,847	102,550	57,820	284,217

Consumer, installment and single pay:
Consumer	28,880	24,925	1,129	54,934
Other	710	9,139	0	9,849
Total consumer, installment and single pay	29,590	34,064	1,129	64,783
Total	$677,697	$454,908	$251,453	$1,384,058
Percent of total	49%	33%	18%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans decreased $4.658 million, or 1.7 percent from December 31, 2010 to September 30, 2011, as a result of paydowns in our Central Alabama market.

Our C and I loan portfolio at September 30, 2011 was diversified over a range of industries, including manufacturing (15.0 percent), retail trade (11.2 percent), construction (10.3 percent), real estate (8.7 percent), transportation (5.5 percent), health care (4.9 percent), and finance and insurance (4.9 percent).  Approximately 75.8 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

At September 30, 2011, approximately 53.2 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during the first nine months of 2011 and the year 2010.  Management expects that the current economic conditions will continue to limit this type of lending in the foreseeable future.

The following table shows the composition of our real estate – construction, land and land development portfolio at September 30, 2011 and December 31, 2010, by geographic region in which the loans are serviced.

	September 30, 2011
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)
Construction:
Commercial	$10,612	$1,395	$9,346	$21,353
Residential	9,592	5,606	130	15,328
Land development	35,237	34,543	66,301	136,081
Land	44,649	21,176	41,956	107,781
Other	0	0	0	0
Total	$100,090	$62,720	$117,733	$280,543
Percent of total	36%	22%	42%	100%

	December 31, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)
Construction:
Commercial	$28,979	$2,107	$7,524	$38,610
Residential	7,551	6,802	6,392	20,745
Land development	37,379	41,037	71,038	149,454
Land	53,818	23,172	48,481	125,471
Other	269	1,275	0	1,544
Total	$127,996	$74,393	$133,435	$335,824
Percent of total	38%	22%	40%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Commercial construction loans in the Southern Alabama region declined in the first nine months of 2011 due to the completion of a large construction project. There was an increase in commercial construction loans in the Northwest Florida region over the same time due to advances on the continuation of one large construction project. There was a decline in land, land development, and residential construction loans in Northwest Florida due to the foreclosure and charge-off process.  As a result, loans in this category declined as compared to December 31, 2010.

Our involvement in commercial real estate lending, when measured as a percentage of risk-based capital, has steadily decreased over the last four years.

At September 30, 2011, residential mortgage loans comprised 19.2 percent of the total loan portfolio and contributed approximately 17.4 percent of non-performing assets.  Delinquency rates for this loan category have been similar to the delinquency rates for the total loan portfolio; however, our loan losses in this portfolio have been much lower than in the commercial, land, and land development real estate loan sectors.

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

Non-performing assets were $196.558 million at September 30, 2011 compared to $185.503 million at year-end 2010. Restructured loans on non-accrual at September 30, 2011 were $3.791 million compared to $3.088 million at December 31, 2010. Loans are classified as restructured by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding principal, interest and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon its plans. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2011 and December 31, 2010, the allowance for loan and lease losses allocated to restructured loans on non-accrual totaled $255 thousand and $281 thousand, respectively. Loans on non-accrual and restructured loans on non-accrual increased to $106.675 million at September 30, 2011 from $103.084 million at December 31, 2010, primarily a result of one significant land and land development relationship in Central Alabama and one significant land and land development relationship in Northwest Florida being placed on non-accrual status. As previously discussed, the real estate markets along our Gulf Coast markets have experienced a substantial slow-down. Management anticipates foreclosing on certain loans in the Gulf Coast market and has established an amount in the allowance for loan losses to cover the anticipated losses on these loans. These estimated losses were considered in Management’s evaluation of the allowance for loan losses. Management continues to monitor these loans and other real estate loans along our coastal markets and meets regularly with local Bank personnel to discuss and evaluate these loans, other potential problem loans, and the overall economic conditions within the market. The allowance for loan and lease losses as a percentage of loans decreased to 3.30 percent at September 30, 2011 from 3.47 percent at December 31, 2010, due largely to partial charge-offs taken on construction, land, and land development loans in coastal Northwest Florida which were collateral-dependent to reflect current market values. Most of these loans had previously reflected specific allowances.

Total non-performing assets as a percentage of loans, leases and other real estate owned at September 30, 2011 was 14.1 percent compared to 12.7 percent at year-end 2010.

The following table is a summary of non-performing assets at September 30, 2011 and December 31, 2010.

(Dollars in Thousands)
	September 30, 2011	December 31, 2010
Accruing loans 90 days or more past due
Non-farm non-residential property loans	$-	$-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	-	-
Restructured loans on non-accrual
Construction, land development and other land loans	2,592	2,596
1-4 family residential loans	435	435
Non-farm non-residential property loans	679	0
Commercial and industrial loans and leases	61	0
Consumer loans	24	57
Total restructured loans	3,791	3,088
Loans on non-accrual
Construction, land development and other land loans	69,290	68,617
1-4 family residential loans	17,823	16,971
Multifamily residential loans	1,720	1,773
Non-farm non-residential property loans	10,631	8,332
Commercial and industrial loans and leases	2,548	3,883
Consumer loans	872	420
Other loans	-	-
Total loans and leases on non-accrual	102,884	99,996
Total non-performing loans and leases	106,675	103,084
Other real estate owned
Construction, land development and other land	76,460	71,097
1-4 family residential properties	5,058	4,390
Multifamily residential	3,317	3,499
Non-farm non-residential properties	5,048	3,433
Total other real estate owned	89,883	82,419
Total non-performing assets	$196,558	$185,503

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.00%
Total non-performing loans and leases as a percentage of loans and leases	8.16%	7.45%
Total non-performing assets as a percentage of loans, leases and other real estate owned	14.07%	12.66%

The following tables contain a summary by location of non-performing assets at September 30, 2011 and December 31, 2010.

September 30, 2011
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$712	$74	$3,005	$0	$3,791
Non-accrual loans and leases	9,893	20,916	70,462	1,613	102,884
Other real estate owned	5,250	23,101	51,374	10,158	89,883
Total	$15,855	$44,091	$124,841	$11,771	$196,558

December 31, 2010
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Restructured loans on non-accrual	$11	$46	$3,031	$0	$3,088
Non-accrual loans and leases	11,651	19,747	67,992	606	99,996
Other real estate owned	3,319	17,366	51,546	10,188	82,419
Total	$14,981	$37,159	$122,569	$10,794	$185,503

Not included in the non-performing assets tables are potential problem loans totaling $98.713 million at September 30, 2011, with a related allowance of $11.739 million. This compares with potential problem loans of $101.542 million at December 31, 2010, with a related allowance of $9.088 million. Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. These loans were considered in determining the adequacy of the allowance for loan and lease losses and are closely and regularly monitored to protect the Company’s interest.  Most of these loans are residential and commercial real estate development loans in our primary markets.

Also not included in the non-performing assets tables are restructured loans that are performing loans and, therefore, accruing interest. The amount of restructured performing loans at September 30, 2011 totaled $10.866 million as compared to $3.430 million at December 31, 2010. The increase in restructured performing loans occurred in the Central Alabama and Northwest Florida regions.  These restructurings primarily involve extending repayment terms with an insignificant effect on interest income to the Company.

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

Loans subject to criticism through the Company’s risk grading process totaled $247.722 million at September 30, 2011, representing 18.9 percent of total loans and a decrease of $5.004 million from December 31, 2010.  The range of risk grades identifies loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

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

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida are land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $13.062 million during the first nine months of 2011, which represented 64.5 percent of total charge-offs for the period. In order to monitor the movement in collateral values for real properties in the Northwest Florida region, Management undertook a study in April 2009 to evaluate to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management was able to discount prior appraisals in order to estimate current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation. This study was updated during the third quarter of 2011, and further adjustments to collateral values were made at that time. Likewise, in order to more closely monitor declines in real estate values in other geographic areas, Management engaged outside consultants to estimate average deterioration in real estate values on the Alabama Gulf Coast, and certain geographic areas in Central Alabama.

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

The following tables show the composition of criticized loans at September 30, 2011 and December 31, 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 53.5 percent of the total criticized loans.  Approximately 56.7 percent of criticized loans are serviced by Florida, with 67.2 percent of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	September 30, 2011
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,454	$3,116	$4,136	$26,706
Residential construction	0	370	130	500
Commercial construction, land and land development	22,701	15,487	94,400	132,588
Other commercial real estate	11,588	10,489	22,028	44,105
Agricultural	97	0	0	97
Residential mortgage	13,175	8,916	19,832	41,923
Consumer	1,237	519	47	1,803
Total	$68,252	$38,897	$140,573	$247,722
Percent of total	27%	16%	57%	100%

	December 31, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,087	$3,585	$3,938	$26,610
Residential construction	321	369	1,173	1,863
Commercial construction, land and land development	28,804	16,284	100,179	145,267
Other commercial real estate	9,916	10,572	16,280	36,768
Agricultural	97	0	0	97
Residential mortgage	10,560	9,184	20,784	40,528
Consumer	779	736	78	1,593
Total	$69,564	$40,730	$142,432	$252,726
Percent of total	28%	16%	56%	100%

Criticized loans decreased in the Northwest Florida market during the first nine months of 2011 primarily due to charge-offs.  Criticized commercial construction, land and land development loans decreased in the Central Alabama market during this period primarily as a result of one large foreclosure.

The following tables show the composition of the criticized construction, land, and land development loans at September 30, 2011 and December 31, 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and they are primarily land and land development loans.

	September 30, 2011
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$9,346	$9,346
Residential	0	370	130	500
Land development	12,464	13,469	56,959	82,892
Land	10,237	2,018	28,095	40,350
Total	$22,701	$15,857	$94,530	$133,088
Percent of total	17%	12%	71%	100%

	December 31, 2010
	Southern	Central	Northwest
	Alabama	Alabama	Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,524	$8,999
Residential	321	369	1,173	1,863
Land development	13,786	14,297	60,604	88,687
Land	13,543	1,987	32,051	47,581
Total	$29,125	$16,653	$101,352	$147,130
Percent of total	20%	11%	69%	100%

Total criticized construction, land, and land development loans decreased $14.042 million from December 31, 2010 to September 30, 2011, primarily due to charge-offs.

The allowance for loan and lease losses represents Management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan and lease portfolio.  Management analyzes the loan and lease portfolio to determine the adequacy of the allowance for loan and lease losses and the appropriate provision required to maintain the allowance for loan and lease losses at a level believed to be adequate to absorb anticipated loan and lease losses.  In assessing the adequacy of the allowance, Management reviews the size, quality and risk characteristics of loans and leases in the portfolio.  Management also considers such factors as our loan and lease loss experience, the amount of past due and non-performing loans and leases, specific known risks, the status, amounts and values of non-performing assets (including values of foreclosed real estate with similar risk characteristics), underlying collateral values securing loans and leases, current and anticipated economic conditions and other factors which affect the allowance for loan and lease losses. Impaired loans and leases were considered in determining the adequacy of the allowance for loan and lease losses and are regularly monitored for changes within a particular industry or general economic trends that could cause the borrowers severe financial difficulties.

  The allowance for loan and lease losses represented 40.42 percent and 46.50 percent of non-performing loans and leases at September 30, 2011 and December 31, 2010, respectively. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.30 percent at September 30, 2011 and 3.47 percent at December 31, 2010. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at September 30, 2011 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, declining collateral values, future regulatory examination findings or changes in borrowers' financial conditions, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in normal business to finance working capital needs, equipment purchases, or other expansion projects.  These credits are typically loans and lines secured by inventories, equipment or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan; and they are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $4.658 million, or 1.7 percent, from December 31, 2010 to September 30, 2011, as a result paydowns in Central Alabama.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $2.897 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans decreased $553 thousand, or 16.0 percent, from December 31, 2010 to September 30, 2011, as a result of paydowns.

Equipment Leases include leases that were acquired with the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment lease originations.  These leases paid down $4.687 million, or 24.2 percent, from December 31, 2010 to September 30, 2011.  These loans are secured by the equipment being leased and are being paid over a relatively short period.

Commercial Real Estate loans include commercial construction loans, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction, land and land development loans decreased $49.864 million, or 15.8 percent, from December 31, 2010 to September 30, 2011, primarily as a result of the completion of a large construction project and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property. These loans are generally guaranteed by the principals of the borrower. The portfolio of other commercial real estate loans increased $12.885 million, or 3.1 percent, from December 31, 2010 to September 30, 2011, primarily as a result of the completion of a large construction project and the conversion of that loan from a construction loan to a term loan.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two years.  Loan proceeds are disbursed incrementally as construction is completed.  The portfolio of residential construction loans decreased $5.417 million, or 26.1 percent, from December 31, 2010 to September 30, 2011, primarily as a result of the completion of a residential construction project in Florida, which has moved to an amortizing residential mortgage loan.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $12.995 million, or 4.9 percent, from December 31, 2010 to September 30, 2011, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $7.776 million, or 14.2 percent, from December 31, 2010 to September 30, 2011, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily short-term loans to municipalities to fund operating expenses during periods prior to revenue collection, and capital projects.  The portfolio of other loans decreased $3.407 million, or 34.6 percent, from December 31, 2010 to September 30, 2011, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by dividing the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at September 30, 2011 and December 31, 2010 for each specific category.  Commercial real estate continued to be our largest loan category at September 30, 2011, comprising 53.2% of total loans.  Commercial real estate also represented the majority of non-performing loans at 79.1%, with approximately 67.6% of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in our Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	September 30, 2011		December 31, 2010
	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans
Multi-family	2.2%	1.6%	2.1%	1.7%
Churches	1.6%	0.0%	1.6%	0.0%
Hotels	4.7%	0.0%	2.3%	0.0%
Office buildings	6.7%	3.4%	6.9%	3.7%
Shopping centers	3.7%	3.4%	3.2%	1.6%
Warehouses	3.1%	1.2%	3.3%	1.1%
Convenience stores	2.2%	0.2%	2.0%	0.0%
Healthcare	1.0%	0.0%	1.4%	0.0%
Commercial development	1.6%	0.0%	2.8%	1.4%
Other owner-occupied commercial real estate	4.0%	0.8%	3.5%	1.0%
Other commercial real estate	2.7%	0.9%	3.2%	0.5%
Total Investment Property	33.5%	11.5%	32.3%	11.0%

Land acquisition & development	10.4%	41.1%	10.8%	40.3%
Vacant land/non-development	6.8%	20.7%	7.2%	19.7%
Vacant land/future development	1.2%	5.1%	1.7%	5.8%
Farmland & timberland	1.3%	0.7%	1.0%	0.2%
Total Land Portfolio	19.7%	67.6%	20.7%	66.0%

Total Commercial Real Estate	53.2%	79.1%	53.0%	77.0%

Commercial & Industrial Portfolio	21.0%	2.4%	20.2%	3.7%
Total Commercial and Industrial Loans	21.0%	2.4%	20.2%	3.7%

Home equity	3.6%	0.8%	3.5%	1.1%
1-4 family construction	1.2%	0.5%	1.5%	1.8%
Residential mortgages	15.6%	16.3%	15.5%	15.8%
Total 1-4 Family Properties	20.4%	17.6%	20.5%	18.7%
Consumer loans	3.6%	0.8%	4.0%	0.5%
Total Retail	24.0%	18.4%	24.5%	19.2%

Agricultural loans	0.2%	0.1%	0.2%	0.1%
Other loans	0.5%	0.0%	0.7%	0.0%
Lease financing	1.1%	0.0%	1.4%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At September 30, 2011, the composition of the investment portfolio by carrying amount was 0.10 percent U.S. Treasuries, 40.72 percent securities of U.S. government-sponsored enterprises, 0.29 percent securities of state and political subdivisions, and 58.89 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.0 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise (“GSE”) securities. The tax-equivalent yield of the portfolio at September 30, 2011 and December 31, 2010, was 2.57 percent and 2.77 percent, respectively. The average life of the portfolio at September 30, 2011 and December 31, 2010, was 7.61 years and 4.62 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. At September 30, 2011, our securities available-for-sale had a net unrealized gain of $5.584 million, an increase of $7.989 million from our net unrealized loss of 2.405 million at December 31, 2010. During the first nine months of 2011, we sold available-for-sale securities which resulted in a realized gain of $2.449 million.

The Company recorded impairment charges related to potential credit loss of $400 thousand during 2009 and $50 thousand in 2011 on our only non-GSE mortgage-backed security. The Company has credit support from subordinate tranches of this security, but the Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $3.059 million and an unrealized loss of $772 thousand at September 30, 2011, after all cumulative other-than-temporary impairment charges. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of September 30, 2011 with the other-than-temporary impairment charges the Company took during 2009 and in the third quarter of 2011. The Company does not own, and has not owned, preferred or common stock issue by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits decreased from $1.865 billion at December 31, 2010 to $1.843 billion at September 30, 2011, a decrease of $21.962 million, or 1.2 percent. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $34.360 million, or 2.5 percent. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped expand our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100,000 to $250,000 per depositor and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the remainder of 2011 we will evaluate our non-core funding sources, such as brokered deposits and other borrowed funds such as Federal Home Loan Bank ("FHLB") advances, as they mature and determine if it is advisable to replace them with similar non-core funding sources. At this time, we do not plan to increase the amount of funding from non-core sources.  At September 30, 2011, we had no brokered time deposits other than $39.612 million of CDARS brokered time deposits, which we consider core deposits, compared to $26.677 million of brokered deposits and $39.158 million of CDARS time deposits at December 31, 2010. During the first nine months of 2011 we paid off $26.677 million in brokered deposits.

The table below shows the breakdown of deposits at September 30, 2011 and December 31, 2010.

(In thousands)	September 30, 2011	December 31, 2010
Non-Interest-Bearing Demand Deposits	$262,054	$224,703
Interest-Bearing Demand Deposits	538,945	505,006
Savings Deposits	137,907	141,738
Large Denomination Time Deposits (of $100 or more)	472,334	528,656
Other Time Deposits	431,603	464,702
Total Deposits	$1,842,843	$1,864,805

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of September 30, 2011, our debt consisted of advances from the FHLB of $35.714 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities and $862 thousand of other long-term debt. During the first nine months of 2011, we paid off $22.000 million in borrowed funds from the FHLB. All other amounts are relatively unchanged from December 31, 2010.

BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications.  The maturity date was extended from October 16, 2010 to April 16, 2013, and a principal payment of $10.000 million was due on April 16, 2011.  In April of 2011, this note payable was again modified. Pursuant to this modification, we will be required to make the $10.000 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.250 million. At the time the principal payment is made, the interest rate on the note payable will be reduced.  The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the 2012 principal reduction, the interest rate will be one-month LIBOR plus 4.50%.  In order to make the January 2012 principal payment and satisfy its other obligations under this note payable, BancTrust must either raise additional capital by selling securities or assets or entering into a business combination or other strategic transaction or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  Any renewal or extension of the note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. Further discussion of the terms of the note renewal is included under the heading “Liquidity.”

Capital Resources

Our shareholders’ equity as a percentage of total assets at September 30, 2011 was 8.02 percent, compared to 7.60 percent at December 31, 2010. This increase resulted primarily from the increase in shareholders’ equity in the first nine months of 2011, caused largely by the increase in comprehensive income.

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

Our Tier 1 capital, the components of which are listed in the following table, was $199.357 million at September 30, 2011 and $196.670 million at December 31, 2010.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $18.728 million at September 30, 2011 and $19.670 million at December 31, 2010.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $218.085 million at September 30, 2011, and $216.340 million at December 31, 2010.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 13.51 percent and 14.77 percent, respectively, at September 30, 2011, and 12.71 percent and 13.98 percent, respectively, at December 31, 2010.  Both the September 30, 2011 and December 31, 2010 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At September 30, 2011 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At September 30, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 10.24%, a Tier 1 Capital to risk-weighted assets ratio of 14.74% and a total capital to risk-weighted assets ratio of 16.01%.

The components of the Company’s risk-based capital calculations at September 30, 2011 are shown below:

September 30, 2011
(Dollars in Thousands )
Tier 1 capital-
Preferred stock	$48,579
Allowable common shareholders' equity	117,778
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	199,357

Tier 2 capital-Allowable portion of the allowance for loan losses	18,728
Total capital (Tiers 1 and 2)	$218,085

Risk-weighted assets	$1,476,167
Quarterly average assets	2,120,018
Risk-based capital ratios:
Tier 1 capital ratio	13.51%
Total capital ratio (Tiers 1 and 2)	14.77%

The Company did not declare a dividend on its common stock in the first nine months of 2011. The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend this quarter. The Company will continue to evaluate the advisability of future cash dividends to balance its goals of maintaining a strong capital base and building long-term shareholder value.

We are required by federal and state regulatory authorities, as well as good business practices, to maintain adequate levels of capital to support our operations. The Company is considering its capital needs in light of, among other things, its debt obligation, the current economic conditions and its level of non-performing assets. On November 10, 2010, the Company entered into a Standby Equity Distribution Agreement (the “Standby Agreement”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.  Pursuant to the Standby Agreement, YA Global has agreed to purchase up to $15 million of newly issued common stock of the Company in increments of not more than $250 thousand weekly if notified to do so by the Company in accordance with the terms and conditions of the Standby Agreement. Unless terminated earlier, the Standby Agreement will terminate automatically on the earlier of November 10, 2012 or the date on which the aggregate purchases by YA Global under the Standby Agreement total $15 million.

During the first quarter of 2011, we raised $705 thousand, net of issuance costs, through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53. We did not sell any shares of our common stock to YA Global pursuant to the Standby Agreement during the second or third quarters of 2011.

Our ability to raise additional capital, if needed, on acceptable terms will depend on conditions in the capital markets at the time and on our financial performance, among other factors.  We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock and before making distributions on our trust preferred securities. Also, participation in the Troubled Asset Relief Program Capital Purchase Program limits our ability to increase our quarterly dividend on common stock above $0.13 per share.

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $388.493 million at September 30, 2011, compared to $419.892 million at December 31, 2010. This decrease in liquid assets is primarily due to the decrease in total unpledged securities available for sale at September 30, 2011 compared to December 31, 2010. During 2011 our pledging requirements for public funds deposits increased primarily as a result of changes in FDIC insurance coverage and increased collateral requirements. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 18.33 percent of total assets at September 30, 2011 compared to 19.46 percent at December 31, 2010.  The net change in cash and cash equivalents for the nine-month period ended September 30, 2011 was an increase of $9.600 million, or 27.1 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $49.289 million at September 30, 2011, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2011 and did not borrow federal funds in 2010.

BancTrust’s liquidity, on an unconsolidated basis at the holding company level, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury or our common stock without prior approval from the Federal Reserve Bank of Atlanta. The Bank did not request permission to pay dividends in the first six months of 2011 because the cash position at the holding company did not require it. During the third quarter of 2011, the Bank requested and received permission to pay a dividend of $1.500 million. We have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury, including a third quarter 2011 dividend on our preferred stock. Management plans to request approval for additional Bank and holding company dividends as needed, and Management has requested approvals to allow payment of its November 15, 2011 quarterly preferred stock dividend. We are awaiting a response, and we cannot provide assurance that the applicable regulatory agencies will grant our requests in full or in part.

Additionally, BancTrust’s $20.000 million note payable secured by the stock of the Bank matured in October of 2010 and was renewed with modifications. In April of 2011, this note payable was again modified. Pursuant to this modification, we will be required to make a $10 million principal payment in January of 2012 and to then begin making quarterly principal payments of $1.25 million in addition to quarterly interest payments. The maturity date of this note is April 16, 2013. The interest rate until the 2012 principal reduction will be one-month LIBOR plus 5.00%.  After the 2012 principal reduction, the interest rate will be one-month LIBOR plus 4.50%.  In order to make the January 2012 principal payment and satisfy its other obligations under this note payable, BancTrust must either raise additional capital by selling securities or assets or entering into a business combination or other strategic transaction or issue debt in a sufficient amount to enable repayment, or renew or extend the note payable.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the note payable, and any renewal or extension of the note would require FDIC approval. In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Net Income

The Company recorded a net loss to common shareholders of $743 thousand, or $0.04 per basic and diluted common share, during the third quarter of 2011, compared to net income to common shareholders in the third quarter of 2010 of $43 thousand, or $0.00 per basic and diluted common share. Net income before the preferred stock dividend was $31 thousand in the third quarter of 2011 compared to net income before the preferred dividend of $807 thousand in the third quarter of 2010.

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

Quarterly average interest-earning assets increased to $1.913 billion for the third quarter of 2011 from $1.882 billion in the third quarter of 2010, an increase of $31.024 million, or 1.6 percent. This increase was funded primarily by the increase in deposits. Our quarterly net interest margin was 3.28 percent for the third quarter of 2011 compared to 3.21 percent for the third quarter of 2010. Net interest revenue increased by $581 thousand, or 3.8 percent, from the third quarter of 2010 to the third quarter of 2011. The increase in our net interest revenue and net interest margin was due primarily to the shift in funds from interest-bearing deposits to our securities portfolio and to our efforts to reduce the cost of our interest-bearing liabilities. We estimate that non-performing assets resulted in our net interest margin being approximately 51 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average		Interest	Average		Interest
	Amount	Average	Earned/	Amount	Average	Earned/
	Outstanding	Rate	Paid	Outstanding	Rate	Paid
	(Dollars in Thousands)
Interest-earning assets:
Taxable securities	$524,561	2.49%	$3,294	$344,363	3.28%	$2,845
Non-taxable securities	1,634	4.52	19	3,171	4.63	37
Total securities	526,195	2.50	3,313	347,534	3.29	2,882
Loans and leases(1)	1,318,652	5.07	16,855	1,408,494	5.11	18,155
Interest-bearing deposits	67,804	0.26	45	125,599	0.23	74
Total interest-earning assets	1,912,651	4.19	20,213	1,881,627	4.45	21,111

Non-interest-earning assets
Cash and due from banks	33,410			34,986
Premises and equipment, net	73,375			77,137
Other real estate owned, net	89,684			76,050
Other assets	53,906			65,667
Intangible assets, net	3,931			5,442
Allowance for loan and leases losses	(43,183)			(50,350)
Total assets	$2,123,774			$2,090,559

Interest-bearing liabilities:
Interest-bearing demand deposits	$531,201	0.43%	$569	$491,930	0.51%	$636
Savings deposits	138,895	0.39	137	134,245	0.68	229
Time deposits	924,363	1.30	3,023	939,795	1.78	4,228
Short-term borrowings	20,000	5.50	277	20,000	5.36	270
FHLB advances and long-term debt	70,603	2.25	400	92,916	2.23	522
Total interest-bearing liabilities	1,685,062	1.04	4,406	1,678,886	1.39	5,885
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	253,677			226,273
Other liabilities	15,619			16,994
Total non-interest bearing liabilities	269,296			243,267

Common shareholders’ equity	120,934			120,498
Preferred stock	48,482			47,908
Shareholders’ equity	169,416			168,406
Total	$2,123,774			$2,090,559
Net Interest Revenue		3.16%	$15,807		3.06%	$15,226
Net yield on interest-earning assets		3.28%			3.21%
Tax equivalent adjustment		0.00			0.00
Net yield on interest-earning assets (tax equivalent)		3.28%			3.21%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the third quarter of 2011 were $3.162 million compared to $4.877 million in the same period in 2010. Charge-offs during the third quarter of 2011 consisted of one large loan in our Central Division, along with several smaller loans. The provision for loan and lease losses was $6.000 million in the third quarter of 2011, compared to $3.400 million for the comparable period in 2010. While the rate of identification of new problem loans slowed, the deterioration of previously identified problem loans continued, leading to the need for an increased provision. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.30 percent at September 30, 2011 and 3.47 percent at December 31, 2010. The decrease in the allowance for loan and lease losses as a percentage of loans, net of unearned income, from December 31, 2010 to September 30, 2011 was due to the higher level of charge-offs in 2011. The majority of these charge-offs consisted of specific allowances recorded in previous quarters on various impaired loans. These charge-offs were taken because the payment history on these loans indicated an erosion of guarantor support, which increased the collateral dependency.

Non-Interest Revenue and Expense

Non-interest revenue was $5.273 million for the third quarter of 2011, an increase of $543 thousand from the third quarter of 2010. Net securities gains increased $805 thousand in the third quarter of 2011 compared to the same period in 2010. We sold investment securities in part to lengthen slightly the average life of the portfolio.  Service charges on deposit accounts decreased $195 thousand, or 11.0 percent, from $1.776 million for the third quarter of 2010 to $1.581 million for the same period in 2011. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit card transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future, however, the decline seems to be moderating. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the third quarter of 2011 was $945 thousand compared to $952 thousand for the same period in 2010. Trust assets were $816.178 million at September 30, 2011 compared to $829.812 million at September 30, 2010.

Salary and employee benefit expense in the third quarter of 2011 was $6.806 million, a decrease of $73 thousand from the third quarter of 2010. Full time equivalent employees decreased from 547 at September 30, 2010 to 545 at September 30, 2011

Net occupancy expense was $1.567 million in the third quarter of 2011, an increase of $59 thousand from the same period in 2010. Furniture and equipment expense decreased by $149 thousand, or 14.7 percent, primarily as a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and of decreased maintenance cost. The Company operates in 50 branches.

Intangible amortization decreased to $292 thousand for the quarter ended September 30, 2011 from $568 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned increased to $1.461 million in the third quarter of 2011, compared to $437 thousand in the third quarter of 2010, reflecting continued challenging real estate markets in 2011. Other real estate owned carrying cost decreased $24 thousand from $462 thousand in the third quarter of 2010 to $438 thousand in the third quarter of 2011. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $356 thousand for the quarter ended September 30, 2011, compared to $1.070 million for the same period in 2010, reflecting the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity and the reversal of accrued FDIC assessments.

Other expense was $2.442 million for the quarter ended September 30, 2011, an increase of $149 thousand from the third quarter of 2010. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax benefit was $117 thousand for the third quarter of 2011, compared to income tax expense of $398 thousand for the same period in 2010, reflecting a decrease in taxable income and the effects of tax exempt income.

Results of Operations

Nine Months Ended September 30, 2011 and 2010

Net Income

The Company recorded a net loss to common shareholders of $457 thousand, or $0.03 per basic and diluted common share, during the first nine months of 2011, compared to net income to common shareholders in the first nine months of 2010 of $635 thousand, or $0.04 per basic and diluted common share. Net income before the preferred stock dividend was $1.857 million in the first nine months of 2011 compared to net income before the preferred dividend of $2.901 million in the first nine months of 2010.

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

Average interest-earning assets increased to $1.944 billion for the first nine months of 2011 from $1.836 billion in the first nine months of 2010, an increase of $108.598 million, or 5.9 percent. Our net interest margin was 3.22 percent for the first nine months of 2011 compared to 3.32 percent for the same period in 2010. Net interest revenue increased by $1.309 million, or 2.9 percent, from the first nine months of 2010 to the first nine months of 2011. Since 2010 we have increased our investments in interest-bearing deposits and investment securities. We have recently concentrated on highly liquid investments, which have helped our liquidity and contributed to the increase in our net interest revenue. These investments have also contributed to the decrease in our net interest margin because they have lower average yields than longer term assets. Partially offsetting this decrease in yields was the decrease in our average cost of funds from 1.45 percent in the first nine months of 2010 to 1.12 percent for the same period in 2011. We estimate that non-performing assets resulted in our net interest margin being approximately 51 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average		Interest	Average		Interest
	Amount	Average	Earned/	Amount	Average	Earned/
	Outstanding	Rate	Paid	Outstanding	Rate	Paid
	(Dollars in Thousands)
Interest-earning assets:
Taxable securities	$512,082	2.66%	$10,202	$303,832	3.41%	$7,746
Non-taxable securities	2,072	4.69	73	5,431	4.70	191
Total securities	514,154	2.67	10,275	309,263	3.43	7,937
Loans and leases(1)	1,344,446	5.05	50,780	1,433,755	5.14	55,076
Interest-bearing deposits	85,610	0.25	160	92,594	0.22	150
Total interest-earning assets	1,944,210	4.21	61,215	1,835,612	4.60	63,163

Non-interest-earning assets
Cash and due from banks	34,631			35,153
Premises and equipment, net	74,327			77,864
Other real estate owned, net	86,649			66,871
Other assets	57,124			64,395
Intangible assets, net	4,230			6,002
Allowance for loan and leases losses	(46,765)			(48,891)
Total assets	$2,154,406			$2,037,006

Interest-bearing liabilities:
Interest-bearing demand deposits	$529,373	0.43%	$1,722	$492,023	0.52%	$1,900
Savings deposits	139,092	0.40	418	130,301	0.67	656
Time deposits	951,883	1.43	10,167	897,591	1.88	12,632
Short-term borrowings	20,000	5.29	791	20,000	5.14	769
FHLB advances and long-term debt	84,648	2.18	1,378	92,963	2.55	1,776
Total interest-bearing liabilities	1,724,996	1.12	14,476	1,632,878	1.45	17,733
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	246,490			221,008
Other liabilities	16,193			16,692
Total non-interest bearing liabilities	262,683			237,700

Common shareholders’ equity	118,390			118,655
Preferred stock	48,337			47,773
Shareholders’ equity	166,727			166,428
Total	$2,154,406			$2,037,006
Net Interest Revenue		3.09%	$46,739		3.15%	$45,430
Net yield on interest-earning assets		3.22%			3.31%
Tax equivalent adjustment		0.00			0.01
Net yield on interest-earning assets (tax equivalent)		3.22%			3.32%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first nine months of 2011 were $19.314 million compared to $8.410 million in the same period in 2010. The majority of these charge-offs consisted of specific allowances recorded in previous quarters on various impaired loans. These charge-offs were taken because the payment history on these loans indicated an erosion of guarantor support, which increased the collateral dependency.  The provision for loan and lease losses was $14.500 million in the first nine months of 2011, compared to $9.300 million for the comparable period in 2010.

Non-Interest Revenue and Expense
Non-interest revenue was $15.199 million for the first nine months of 2011, an increase of $88 thousand from the first nine months of 2010. Net securities gains increased $871 thousand in the first nine months of 2011 compared to the same period in 2010. We sold investment securities in part to lengthen slightly the average life of the portfolio.  Service charges on deposit accounts decreased $920 thousand, or 16.6 percent, from $5.526 million for the first nine months of 2010 to $4.606 million for the same period in 2011. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit cards transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future. Additionally, restrictions in the Dodd-Frank Act may decrease our income related to debit card transactions. Trust revenue in the first nine months of 2011 was $3.035 million compared to $2.865 million for the same period in 2010 as trust assets were relatively unchanged.

Salary and employee benefit expense in the first nine months of 2011 was $20.908 million, a decrease of $242 thousand from the same period in 2010. Full time equivalent employees decreased from 547 at September 30, 2010 to 545 at September 30, 2011

Net occupancy expense was $4.522 million in the first nine months of 2011, an increase of $123 thousand, or 2.8 percent, from the same period in 2010. Furniture and equipment expense decreased by $579 thousand, or 18.3 percent primarily a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and due to decreased maintenance cost. The Company operates in 50 branches.

Intangible amortization decreased to $876 thousand for the nine months ended September 30, 2011 from $1.702 million for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value. Losses on other real estate owned increased to $2.187 million in the first nine months of 2011, compared to $899 thousand in the same period in 2010, reflecting continued challenging real estate markets in 2011. Other real estate owned carrying cost decreased $120 thousand from $1.519 million in the first nine months of 2010 to $1.399 million in the first nine months of 2011. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $2.528 million for the nine months ended September 30, 2011, compared to $3.014 million for the same period in 2010, reflecting the change in the the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Other expense was $7.284 million for the nine months ended September 30, 2011, a decrease of $93 thousand from the first nine months of 2010. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $263 thousand for the first nine months of 2011, compared to income tax expense of $1.429 million for the same period in 2010, reflecting a decrease in taxable income and adjustment of the tax liability accounts, including those relating to uncertain tax positions. Our effective rate for the first nine months of 2011 was 12.4 percent, compared to 33.0 percent for the same period last year as nontaxable income, including bank owned life insurance income, was relatively higher in the 2011 period.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2010 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2011, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2011 was $19.081 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2011, the Company had $191 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Company minimizes risk by managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2010 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2011. Through September 30, 2011, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended September 30, 2011 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/11-07/31/11	4,906	$2.68	0	229,951
08/01/11-08/31/11	2,948	$2.56	0	229,951
09/01/11-09/30/11	2,325	$2.49	0	229,951
Total	10,179	$2.60	0	229,951

__________________
(1)	10,179 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Condition at September 30, 2011, and December 31, 2010 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1 As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

November 14, 2011	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 14, 2011	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

\
EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at September 30, 2011, and December 31, 2010 (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, and September 30, 2010, (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and September 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1 As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.