Form 10-K
period 2011-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2012-04-12
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

107 Saint Francis Street	36602
Mobile, Alabama	(Zip Code)
(Address of principal executive offices)

251-431-7800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.01 PAR
(Title of class)

Name of exchange on which registered:  NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 32.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting
☐	☐	(Do not check if a smaller reporting company)	company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

Aggregate market value of the Common Stock ($.01 Par) held by non-affiliates of the registrant as of June 30, 2011 (assuming that all executive officers, directors and 5% shareholders are affiliates): $41,850,460

Shares of Common Stock ($.01 Par) outstanding at April 10, 2012: 17,967,788

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III.

PART I

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any other written or oral statements made by or on behalf of BancTrust Financial Group, Inc. may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to future events and financial performance. These statements can be identified by our use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “anticipate,” “should,” “will,” “plan,” “believe,” “continue,” “predict,” “contemplate” and similar expressions. These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties and other variables that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements, including, in addition to the items discussed under the caption “Risk Factors” and elsewhere in this Report on Form 10-K, the following:

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

●	changes in monetary and fiscal policies of the US government may adversely affect the business in which we are engaged;

●	the frequency and magnitude of foreclosure of our loans may increase;

●	the assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates may be inaccurate;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

●	we may be unable to obtain required shareholder or regulatory approval for any proposed mergers or acquisitions or financings or capital-raising transactions;

●
we may be unable to achieve anticipated results from mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions and, integrating operations as part of these transactions; possible failures to achieve expected gain, revenue growth and/or expense savings from such transaction; and greater than expected deposit attrition, customer loss or revenue loss;

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

Item 1.   Business

Organization

BancTrust Financial Group, Inc. (the “Company” or “BancTrust”) is an Alabama corporation headquartered in Mobile, Alabama and was incorporated in 1986.  The Company is registered under the Bank Holding Company Act of 1956, as amended, and its principal subsidiary is BankTrust (“BankTrust” or the “Bank”).  The Company and the Bank shall from time to time be collectively referred to as “we”, “us” and “our.”

At December 31, 2011, the Company had total consolidated assets of approximately $2.032 billion, total consolidated deposits of approximately $1.812 billion and total consolidated shareholders’ equity of approximately $114.3 million and ranked third in terms of total assets among Alabama-based bank holding companies.

Nature of Business and Markets

Introduction

Through its system of 49 offices located in south Alabama (referred to as our Southern Division), central Alabama (referred to as our Central Division), and northwest Florida (referred to as our Florida Division), the Bank provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, investment brokerage and insurance services, secured and unsecured loan products, including revolving credit facilities, and letters of credit and similar financial guarantees.  The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

	Population 2010	Labor Force 2010	Per Capita Personal Income 2011	Median Family Income 2011
Alabama	4,802,700	2,127,200	$33,149	$54,600
Mobile MSA	591,599	267,800	32,670	55,800
Montgomery MSA	374,536	189,800	32,667	59,300

Florida	19,057,500	9,223,800	$39,032	$56,200
Bay County	168,852	90,200	36,316	57,500
Okaloosa County	180,822	96,300	42,007	67,500
Walton County	55,043	39,081	30,018	58,500

Southern Division

Our Southern Division is anchored by Mobile, Alabama and includes all of Mobile, Baldwin, Escambia, Marengo and Monroe Counties.  With an estimated population of 591,599 in 2010, the Mobile Metropolitan Statistical Area, or MSA, is the second largest metro area in the state of Alabama. Mobile County is the second largest county in the state and Baldwin County was the second fastest-growing county in Alabama between the years 2000 and 2010.

The area’s economy is home to a broad range of industries including aerospace, maritime, education, oil and gas exploration, steel manufacturing, and transportation.  Recent highlights include:

Austal USA: In late 2010, the U.S. Navy awarded Austal USA, headquartered in Mobile, a contract worth an estimated $3.5 billion to build up to 10 littoral combat ships. The project will add 2,100 jobs to Austal’s workforce. Earlier in 2010, the Navy awarded Austal USA a $1.6 billion contract to build four joint high speed vessels, resulting in the hiring of 800 employees.

ThyssenKrupp: The $5.2 billion ThyssenKrupp complex located in north Mobile County opened in late 2010 and is now producing carbon and stainless steel. Named one of the nation’s largest private economic development projects, the facility will ultimately generate 2,700 permanent jobs.

Port of Mobile: The Alabama State Port Authority continues to add infrastructure to make the Port of Mobile more competitive, announcing in late 2010 it would invest an additional $360 million in infrastructure improvements with a new interchange, intermodal rail yard, cargo yard and warehouse and other cargo terminal improvements. The Port of Mobile is one of the nation’s largest, full-service seaports handling in excess of 54 million tons annually.

Airbus: Having reached its target employment of 150, Airbus Americas Engineering recently announced it would add 90 new positions, and invest another $1.7 million at its engineering center located at Brookley Aeroplex adjacent to downtown Mobile.

Central Division

Our Central Division is anchored by the Montgomery MSA.  With an estimated population of 374,536, the Montgomery MSA includes Autauga, Elmore, Lowndes and Montgomery Counties, which are four of the thirteen counties included in our Central Division.  Montgomery is the capitol of Alabama and the area economy is supported by state and local government, the Maxwell/Gunter Air Force Base, and the automotive industry.  Recent highlights include:

Hyundai Motor Company:  Completed in 2005, Hyundai Motor Manufacturing Alabama, LLC’s $1.4 billion plant south of Montgomery is the company’s first U.S. manufacturing facility and employs about 2,500 people. In late 2011, Hyundai announced plans to invest $173 million and create an additional 200 jobs to expand and modify the existing facility.

Maxwell/Gunter:  The Maxwell/Gunter Air Force Base is home to 2,300 active duty military personnel, 1,200 reserve personnel, 3,700 government civilians and 2,100 civilian contractors and has an aggregate economic impact on the area of $1.4 billion.

Other key locations in our Central Division include Shelby County, the fastest growing county in Alabama over the ten-year period between 2000 and 2010, and the Auburn/Opelika market, where SiO2 Medical Products recently announced plans to invest $90 million in a new facility that is expected to add up to 300 new jobs in Lee County.

Florida Division

Our Florida Division includes offices in Bay, Okaloosa and Walton Counties, which as of 2010 had a combined population of approximately 404,717.  Commonly referred to as the Panhandle of Florida, this area attracts millions of visitors annually, due in large part to the extensive coastline along the Gulf of Mexico, where the beautiful white sand beaches are consistently rated among the best in the world. In addition to tourism, the area’s economy is driven by aviation, aerospace and defense, healthcare, and transportation, distribution and logistics.  Recent highlights include:

Tourism:   Assisted by a major marketing effort funded by a $30 million grant from BP, the Panhandle experienced record bed-tax revenues in 2011, with increases of 85% over 2010.

New Airport:  The Northwest Florida Beaches International Airport, the first international airport to be built in the U.S. in the past ten years, opened in 2010 and is serviced by Delta and Southwest airlines.

Competition

There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Bank. Within its markets, the Bank competes directly with major banking institutions of comparable or larger size and resources and with various other smaller banking organizations. The Bank also has numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies. Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition.

At June 30, 2011, the Bank had a top five deposit market share in 11 of the 18 counties served and a first or second position in 9 of the 18 counties served.

Alabama Counties	Our Number of Offices	Our Market Deposits	Total Market Deposits	Our Ranking	Market Share Percentage
	(Dollars in thousands)
Autauga	2	$97,136	$477,751	1	20.33%
Baldwin	4	81,515	3,233,012	10	2.52
Barbour	2	80,781	447,141	2	18.07
Bibb	1	27,854	174,260	3	15.98
Butler	4	94,887	283,832	1	33.43
Dallas	3	142,521	493,717	1	28.87
Elmore	4	100,654	737,137	2	13.65
Escambia	3	138,368	604,450	1	22.89
Jefferson	1	984	23,950,341	34	0.00
Lee	2	49,369	2,000,387	10	2.47
Marengo	2	84,877	418,137	2	20.30
Mobile	7	513,156	6,035,488	5	8.50
Monroe	2	114,655	329,192	1	34.83
Montgomery	2	98,785	5,915,831	10	1.67
Shelby	2	76,749	2,516,973	10	3.05

Florida Counties

Bay	2	$45,434	$2,559,859	13	1.77%
Okaloosa	3	38,565	3,525,011	19	1.09
Walton	4	96,151	752,223	2	12.78

The foregoing information for market deposits, ranking and market share percentage was obtained from the Federal Deposit Insurance Corporation.

The Bank’s ability to compete effectively is a result of providing customers with desired products and services in a convenient and cost effective manner.  Our customers are influenced by convenience, quality of service, personal contacts, availability of products and services and competitive pricing.  We strive to present a focused message to our customers, emphasizing our commitment to their interest and our markets. Our employees are expected to be actively involved in all aspects of the community in which they operate. We also maintain a network of local advisory boards to further enhance our connection to, and knowledge of, these markets. We are able to compete with larger financial institutions by providing superior customer service with localized decision-making capabilities.

Recent Developments

Economic Environment

Since late 2007, the U.S. capital and credit markets have experienced volatility and disruption. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. This market turmoil and the resulting tightening of credit have led to increased commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

Notwithstanding the positive economic developments in our markets described above, the recent macro-economic downturn and the Company’s elevated levels of collateral dependent acquisition and development loans have had, and continue to have, a negative impact on the Company and its customers in all of the markets that it serves. This impact has been reflected in a decline in credit quality, increases in the Company’s nonperforming loans and leases and net charge-offs over the past several years, and significant net losses in 2009 and 2011.

Efforts to Raise Private Capital and Current Strategic Focus

In 2010, the Company embarked on an effort to raise private capital in an amount necessary to (a) repay and redeem, as appropriate, its $20 million Silverton Note secured by the capital stock of the Bank and its $50 million in preferred stock held by the US Treasury; (b) address the Company’s elevated level of non-performing assets; (c) provide a measure of liquidity at the holding company level; and (d) generate significant shareholder value as a recapitalized, independent entity.

Our 2010 efforts to raise capital proved unsuccessful, primarily, we believe, because of the uncertainty surrounding the Gulf of Mexico oil spill and its possible adverse impact on our entire footprint.   In 2011, with the oil spill behind us, we renewed our efforts to raise capital, and it appeared that we were making significant progress on an equity offering.  Ultimately, however, we were unable, for a combination of reasons, including current market conditions, certain structural constraints and weaker than expected asset valuations, to attract a sufficient number of investors at a price sufficient to generate value for existing shareholders.  As a result, the Company’s Board of Directors has authorized management to seek a recapitalization of the Company through a strategic merger, and we are in the process of pursuing that strategy.

2011 Results of Operations

In early 2012, the Company completed an in-depth review of asset quality, other real estate owned carrying values, and the adequacy of its allowance for credit losses.  Management had the benefit of recently developed information generated in conjunction with the Company’s efforts to raise capital.  After discussion with its independent registered public accounting firm and the Audit Committee of its Board of Directors, the Company concluded that certain asset quality indicators and the current expected liquidation horizon of nonperforming assets warranted an increase in its provision for loan losses and a decrease in the carrying value of certain other real estate owned, and that these matters should be included in the results of operations for the fourth quarter of 2011.  These valuation-related adjustments, combined with the expensing of certain previously deferred costs associated with capital raise efforts and a valuation allowance for the Company’s net deferred tax asset, resulted in a net loss to common shareholders for the fourth quarter of 2011, of approximately $50.48 million and for the fiscal year ended December 31, 2011, of approximately $50.94 million.

Holding Company Liquidity

One of the most difficult issues we face is liquidity at the holding company level.  We have debt and other obligations at the holding company level that can only be funded through dividends from the Bank.  However, because of our current level of nonperforming assets and losses, the Bank is essentially unable to pay dividends to the holding company.  Most of our holding company obligations, specifically preferred stock dividends and interest payments on our two series of trust preferred securities, can be deferred for the foreseeable future, albeit with some potentially adverse consequences; and, we have recently elected to defer those obligations.  We do not, however, have the right to defer repayment of the Silverton Note; but, we have recently successfully negotiated a modification of that loan to defer our principal repayment obligations.  The recent modification provides a mechanism for us to make required quarterly interest payments for the next year and defers principal repayment until April of 2013 or such earlier time as we complete a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  The modification results in higher interest costs and fees, and it is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition” under the heading “Recent Developments – Holding Company Liquidity.”

Employees

As of December 31, 2011, we had 540 full-time equivalent employees. We are not a party to any collective bargaining agreement, and, in the opinion of the Company’s management team (“Management”), we enjoy satisfactory relations with our employees.

Supervision and Regulation

BancTrust and its subsidiary Bank are subject to extensive state and federal banking regulations that impose restrictions on, and provide for general regulatory oversight of, their operations. These laws generally are intended to protect depositors and the Deposit Insurance Fund (the “DIF”) and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us. This discussion is a general summary of the laws and regulations applicable to BancTrust and the Bank and is qualified in its entirety by reference to the statutory or regulatory provisions being described.

BancTrust

Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the Federal Reserve Board, including compliance with the Federal Reserve Board’s rules and regulations.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

●	banking or managing or controlling banks; and

●	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property on certain terms and conditions;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting securities brokerage activities as agent for the account of customers;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

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

In addition to the permissible bank holding company activities listed above, a bank holding company meeting certain requirements may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before taking certain actions, including:

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

Under the Bank Holding Company Act, adequately capitalized and adequately managed bank holding companies may purchase banks located either inside or outside of our markets in Alabama and Florida. Certain state laws, however, place restrictions on the acquisition by an out-of-state bank holding company of a bank that has only been in existence for a limited amount of time or results in specified concentrations of deposits. For example, Florida law prohibits an out-of-state bank holding company from acquiring control of a depository institution if, as a result of the merger or acquisition, the resulting bank holding company’s affiliates would control 30% or more of the total deposits in Florida, unless the bank holding company has been in existence and continually operating as a bank for more than three years.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank or bank holding company. Under the Change in Bank Control Act, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank or bank holding company. Control is presumed to exist, subject to rebuttal, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The Federal Reserve Board’s regulations provide a procedure for rebutting a presumption of control.

The Bank

Our subsidiary Bank is a member of the Federal Deposit Insurance Corporation (the “FDIC”), and, as such, its deposits are insured by the FDIC to the extent provided by law. Our subsidiary Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. It is a state-chartered bank subject to supervision and examination by the state banking authorities of the state of Alabama. The primary state regulator in Alabama is the Superintendent of the State Banking Department of Alabama (the “Alabama Department”). The FDIC and Alabama Department regularly examine the Bank’s operations and have authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective actions to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. BancTrust and its subsidiary bank were categorized as “Well Capitalized” at December 31, 2011. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels of 6 percent and 10 percent, respectively. At December 31, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 8.19%, a Tier 1 Capital to risk-weighted assets ratio of 11.98% and a total capital to risk-weighted assets ratio of 13.25%.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from accepting and renewing brokered deposits, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The Bank is a member of the FDIC, and its deposits are insured by the DIF up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories, as well as a separate category for large and highly complex institutions. On February 7, 2009, the FDIC issued new rules for calculating the Bank’s deposit insurance assessment base and assessment rates that took effect April 1, 2011. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bank’s deposit insurance assessment base is defined as its average consolidated total assets less average tangible equity capital. The final rules also revised the assessment rates for insured depository institutions in various risk categories, adopts a new large-bank pricing assessment scheme and sets a target size for the Deposit Insurance Fund. The rule shifts the burden of paying assessments and protecting customers against bank failures toward larger and riskier financial institutions. The changes went into effect in the second quarter of 2011, and the first premium payment under the new DIF assessment scheme was payable on September 30, 2011.  The rule, as mandated by the Dodd-Frank Act, finalized a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule lowers overall assessment rates while generating the same approximate amount of revenue under the new larger base as was raised under the old base.

For institutions in the lowest risk category, the initial base assessment rate ranges from 5 to 9 basis points which, following adjustments based on the institutions unsecured debt and brokered deposits, would range from 2.5 to 9 basis points.. For institutions assigned to higher risk categories, the new total base assessment rates range from 9 to 45 basis points. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC also collects an assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and equaled 0.680 basis points for the fourth quarter of 2011.

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

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Anti-Tying Restrictions. Under amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these arrangements on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof; or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use of information from, and provision of information to, credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by a debt collector;

●
Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

●	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of our Bank are subject to, among other laws and regulations:

●
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●
the Electronic Funds Transfer Act, Regulation E and Regulation II issued by the Federal Reserve Board and the Bureau of Consumer Financial Protection regarding, among other things, automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services and debit interchange fees and network routing requirements for debit cards associated with deposit accounts.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital included as part of the bank holding company’s total capital for purposes of the total risk-based capital ratio is limited to 100% of Tier 1 Capital. At December 31, 2011, our ratio of total capital to risk-weighted assets was 11.75% and our ratio of Tier 1 Capital to risk-weighted assets was 10.48%. Both ratios were significantly above the minimum regulatory guidelines.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 7.13%, significantly above the minimum leverage ratio guidelines. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  To ensure our capital is maintained at acceptable levels, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock, incurring additional debt or modifying or refinancing existing debt, or reducing our capital position by purchasing or redeeming our outstanding securities.

We regularly monitor current and projected capital ratios at both the Company and Bank levels.

Payment of Dividends

BancTrust is a legal entity separate and distinct from our subsidiary Bank. Our principal source of cash flow, including cash flow to pay dividends to our common stockholders and to holders of the preferred stock we issued to the United States Treasury, is dividends from our Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, and there are statutory and regulatory limitations on our ability to pay dividends to our shareholders. We are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on our common or preferred stock.

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

In addition to the limitations on our ability to pay dividends under Alabama law, FDIC and Federal Reserve Board regulations, our ability to pay dividends on our common stock is also limited by our participation in the U.S. Treasury’s Capital Purchase Program. Prior to December 19, 2011, unless we have redeemed the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, liquidation preference $1,000 per share issued to the U.S. Treasury, or the U.S. Treasury has transferred the preferred stock to a third party, the consent of the U.S. Treasury must be received before we can pay a regular quarterly common stock dividend in excess of $0.13 per share. Furthermore, if we are not current in the payment of quarterly dividends on the preferred stock, we cannot pay dividends on our common stock.  We did not pay a dividend on our common stock in 2011 or 2010.

At December 31, 2011, our subsidiary Bank was unable to pay dividends without regulatory approval.  We requested and received approval for the Bank to pay $2.1 million in dividends to BancTrust in 2011.

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

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the depository institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The Dodd-Frank Act, discussed below, also placed additional restrictions on transactions with certain affiliates.

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

Recent Laws and Regulatory Activities

Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act fundamentally restructures federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Because our trust preferred securities meet these requirements, they will continue to be included in our Tier 1 capital, but any future issuances of trust preferred securities would not be included in our Tier 1 capital. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Because we participated in the U.S. Treasury’s Capital Purchase Program, we are required to give stockholders a non-binding vote on executive compensation at every annual meeting, until the preferred stock issued to the U.S. Treasury is redeemed.  The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.  Finally, the Dodd-Frank Act prohibits, with certain limited exceptions, banks and bank holding companies from engaging in proprietary trading or from making or holding investments in private equity or hedge funds. Neither we nor our affiliates advise mutual funds, engage in significant proprietary trading or invest or sponsor private equity or hedge funds, and we do not expect these provisions to have a material effect on our business or finances.

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve Board set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of interchange fees. This provision of the Dodd-Frank Act and its implementing Regulation II also require that all debit cards be enabled with two or more unaffiliated networks for processing electronic debit transactions initiated by the debit card. No exemption is available from the network routing requirements and, accordingly, the Bank has implemented the necessary requirement to ensure that its debit cards are enabled with the appropriate number of networks.

The Dodd-Frank Act creates a new, independent federal agency called the Bureau of Consumer Financial Protection ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel III.  The Basel Committee released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as "Basel III". Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to certain elements of the Basel III capital framework) during 2012.

FOMC.  On September 21, 2011, the Federal Open Market Committee ("FOMC") announced that, to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

Final Guidance on Incentive Compensation Policies for Banking Organizations.  In June 2010, the federal banking agencies jointly issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Treasury’s Capital Purchase Program (the “CPP”), on December 19, 2008, BancTrust issued to the U.S. Treasury 50,000 shares of BancTrust’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference of $1,000 per share, and a warrant to purchase up to 731,000 shares of BancTrust’s common stock at an exercise price of $10.26 per share for an aggregate purchase price of $7.5 million in cash. The securities purchase agreement pursuant to which the securities issued to the U.S. Treasury under the CPP were sold limits the payment of dividends on BancTrust’s common stock on or before December 19, 2011 to the then current quarterly dividend of $0.13 per share without prior approval of the U.S. Treasury, limits BancTrust’s ability to repurchase shares of its common stock, grants the holders of the preferred stock, the warrant and the common stock of BancTrust to be issued under the warrants certain registration rights, and subjects BancTrust to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and the American Relief and Recovery Act of 2009.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments of those reports filed with or furnished to the SEC are available on our website at www.banktrustonline.com by following the “Investor Relations” tab and then clicking on the link to “Financial Information.” These documents are made available free of charge on BancTrust’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. You may also request a copy of these filings, at no cost, by writing or telephoning BancTrust at the following address:

BancTrust Financial Group, Inc.
Attn: F. Michael Johnson
107 St. Francis Street
Suite 3100
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

Name, Age and Office(s) with BancTrust	Other Positions with BancTrust

W. Bibb Lamar, Jr. — age 68(1)
President and CEO (since 1989)	Director (since 1989)

Michael D. Fitzhugh — age 63(2)
Executive Vice President (since 2004)	None

F. Michael Johnson — age 66(3)
Chief Financial Officer, Executive
Vice President & Secretary (since 1993)	None

Bruce C. Finley, Jr. — age 63(4)
Executive Vice President and
Senior Lending Officer (since 2004)	None

Edward T. Livingston — age 65(5)
Executive Vice President (since 2007)	None

Henry F. O’Connor, III – age 43(6)
Executive Vice President and Corporate Strategy Director (since 2011)	None

(1)	Chief Executive Officer and Director, since 1989, and Chairman, since 1998, of the Bank. Previously: President (1989-1998), of the Bank; Director (1998-2007), of BancTrust Company, Inc.

(2)
Market President, Southern Division, Alabama, of the Bank, since 2009. Previously: Market President, Florida, of the Bank (2008 - 2009). Chief Executive Officer and Director of BankTrust-Florida (2005-2008); President, Chief Operating Officer and Director (1998 - 2005) of the Bank.

(3)	Executive Vice President and Cashier, since 1986, of the Bank.

(4)	Executive Vice President of the Bank, since 1998. Previously: Senior Loan Officer (1998-2004), of the Bank.

(5)	Central Division President, of the Bank, since 2007. Previously: Market President, Brewton, of the Bank, (2002-2007).

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

Item 1A.   Risk Factors

Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. The Company must recognize and attempt to manage these risks as it implements its strategies to successfully compete with other companies in the financial services industry. Some of the more important risks common to the industry and the Company are:

•	liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs;

•	operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.

•	compliance risk, which is the risk of failure to comply with requirements imposed by regulators;

•	market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;

•	reputation risk, which is the risk that negative perceptions of a business will adversely affect operations and financial performance;

•	credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income; and

•	industry risk, which is the risks related to our industry and the soundness of other financial institutions.

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

Liquidity Risks

We may not be able to successfully complete a strategic merger or recapitalization transaction.

A combination of asset quality problems and a lack of liquidity at the holding company level has lead Management to conclude that within the next year we either need to raise capital through an equity offering or effect a strategic merger.  We recently attempted to structure a private offering of our equity securities to private equity firms and institutional investors, but we were unable to agree with our potential investors upon mutually acceptable terms for this transaction.  As a result, we view a strategic merger as our best alternative to recapitalize the Company.  However, we may not be able to find a strategic merger partner, or we may not be able to command a price that we deem to be in the best interest of our shareholders.  In addition, we may not be able to obtain necessary regulatory or shareholder approvals for a strategic merger or other recapitalization transaction.  If we fail to raise capital or effect a strategic merger it could have a material and adverse effect on our liquidity, results of operations and financial condition.

We have a $20 million note payable maturing in April 2013 or at such earlier time as we complete a merger, consolidation, sale of substantially all of our assets or similar transaction; and, absent an infusion of capital at the holding company level, we will not be able to repay the note at maturity.

BancTrust has outstanding a $20 million note which is secured by all of the stock of the Bank. The FDIC, as Receiver for Silverton Bank, N.A. is the holder of this note, which we refer to as the Silverton Note. We have available and will escrow funds sufficient to make the four remaining required interest payments on the note, but absent an infusion of cash at the holding company level through a strategic merger or other source, we do not have the ability to repay the Silverton Note.  Therefore, BancTrust must complete a strategic merger, raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the Silverton Note prior to its maturity.  Any renewal or extension of the note would require FDIC approval, and we can give no assurance that such approval will be granted.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. Management is currently seeking a strategic merger partner to enable repayment of the Silverton Note.  Failure to timely repay, modify or replace this note would have a material adverse effect on BancTrust.

We need to obtain funds from the Bank necessary to meet our obligations and to declare dividends on our preferred stock and common stock; however, the Bank is required to obtain regulatory approval prior to paying any dividends to us.

BancTrust’s ability to pay its commitments as they come due is completely dependent upon dividends from the Bank. BancTrust’s most significant recurring commitments consist of interest and upcoming principal payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. The Bank is currently unable to pay dividends or interest payments without regulatory approval.  The Bank requested and received permission to pay dividends of $2.1 million to BancTrust in 2011. The Bank requested and received permission to pay dividends to BancTrust in the first quarter of 2012 sufficient to make our next four quarterly interest payments on the $20 million Silverton Note and to pay the first 2012 quarterly interest payment on our 2003 series of trust preferred securities.  The Bank does not intend to seek permission to pay any additional dividends in the near future.  If the Bank requests permission to pay additional dividends, we can offer no assurance that the applicable regulatory agencies would grant such requests in full or in part.  BancTrust’s inability to meet its commitments, particularly payment upon maturity of the Silverton Note, would have a material adverse effect on the Company.

The preferred stock issued to the Treasury impacts net income available to the Company’s common shareholders and its earnings per share.

As long as shares of our preferred stock issued under the Capital Purchase Program are outstanding, no dividends may be paid on our common stock unless all dividends on the preferred stock have been paid in full. The dividends declared and accrued on shares of our preferred stock reduce the net income available to common shareholders and our earnings per common share. Additionally, the Warrant issued to the Treasury may be dilutive to our earnings per share.

Holders of the Series A Preferred Stock have rights that are senior to those of our common shareholders.

The Series A Preferred Stock held by the Treasury is senior to our shares of common stock, and holders of the Series A Preferred Stock have certain rights and preferences that are senior to holders of our common stock. The restrictions on our ability to declare and pay dividends to our common shareholders are discussed above. In addition, the Company and its subsidiaries may not purchase, redeem or otherwise acquire for consideration any shares of our common stock unless we have paid in full all accrued dividends on the preferred stock for all prior dividend periods, except in certain limited circumstances. Furthermore, the preferred stock is entitled to a liquidation preference over shares of our common stock in the event of liquidation, dissolution or winding up of the Company.

We may not declare a dividend on your common stock.

Historically, BancTrust paid a cash dividend on your common stock; however, we have not paid a cash dividend on our common shares since the second quarter of 2009.  Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In addition, the payment of dividends may be affected by Alabama law, FDIC and Federal Reserve Board regulations.  Not declaring dividends could adversely affect the market price of our common stock. Also, deferring interest on our trust preferred securities and not paying dividends on our preferred stock prevents us from paying a dividend on, or repurchasing, our common stock, as discussed in greater detail above.  At January 1, 2012, the Bank, which is generally the source of payment of the Company’s dividends, could not declare a dividend without the approval of regulators, and the Bank’s recent earnings and high levels of nonperforming assets have severely limited its ability to obtain such approval.

We have elected to defer the payment of dividends on our outstanding preferred stock and expect to continue to defer the payment of such dividends for the foreseeable future. We are required to obtain the approval of the Federal Reserve Bank of Atlanta before we may declare dividends on our preferred stock held by the U.S. Treasury.

We are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta.  We do not intend to seek Federal Reserve approval for the declaration of a dividend on our preferred stock, all of which is held by the U.S. Treasury, for the second quarter of 2012 and for the foreseeable future.  If we request such approval, we can provide no assurance that the Federal Reserve will grant such request in full or in part, and we do not currently have the liquidity at the holding company level to make any dividend payments.  BancTrust’s inability to pay dividends on its preferred stock could have a material adverse effect on the Company.  Until the preferred stock dividends are brought current, we may not pay dividends on our common stock.

We have elected to defer the payment of interest on our outstanding trust preferred securities and expect to continue to defer the payment of interest for the foreseeable future.

Commencing with the April 30, 2012 payment of interest on our 2006 series of trust preferred securities, we have elected to defer the payment of interest on both of our outstanding series of trust preferred securities, and we expect to continue to defer the payment of interest on these securities for the foreseeable future.  Our deferral of interest payments for up to 20 consecutive quarters (through the first quarter of 2016) is expressly permitted under the applicable indentures for both series of trust preferred securities.

Although we will defer the payment of interest, we will continue to accrue interest expense related to the trust preferred securities. The Company recognized interest expense of $909,000, $919,000 and $1.1 million on the trust preferred securities during the years ended December 31, 2011, 2010, and 2009, respectively. To the extent applicable law permits interest on interest, the deferred interest payments also accrue interest at the rates specified in the corresponding indentures, compounded quarterly. All of the deferred interest and the compounded interest are due in full at the end of the applicable deferral period. If we fail to pay the deferred and compounded interest at the end of the deferral period, the trustee under the applicable indenture, or the holders of 25% of the outstanding principal amount of any issue of trust preferred securities, would have the right, after any applicable grace period, to declare an event of default. The occurrence of an event of default on these securities would entitle the trustees and holders of the trust preferred securities to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of the subordinated debentures.

While we defer interest payments on our trust preferred securities, we are, subject to limited exceptions, prohibited from declaring dividends or distributions on, redeeming, purchasing, acquiring or making a liquidation payment with respect to any of our capital stock.

Currently we have no cash available at the holding company level to resume the payment of interest on the subordinated debentures. Accordingly, our ability to resume the payment of interest on the subordinated debentures will depend on the Bank's ability to generate earnings and pay dividends to the Company. The Bank currently cannot pay dividends without regulatory approval and, if the Bank requests permission to pay additional dividends, we can offer no assurance that the applicable regulatory agencies would grant such requests in full or part.  As a result, if we do not achieve sufficient profitability for the Bank so that our regulators would grant approval for the Bank to pay dividends, we will be unable to resume the payment of interest on the subordinated debentures. Even if the Bank is able to resume paying dividends, we can offer no assurance that the amount of dividends would be sufficient to pay the entire amount of interest due under the subordinated debentures at the end of the deferral period.

If the trading price of our common stock fails to comply with the continued listing requirements of the NASDAQ Global Select Market, we could face possible delisting. NASDAQ delisting could make the market for our stock more illiquid.

Since October 2011, our common stock has traded on The NASDAQ Global Select Market at less than $2.00 per share.  If at any time our common stock does not maintain a minimum bid price of $1.00 per share for 30 consecutive days, as required by NASDAQ Listing Rule 5450(a)(1), then NASDAQ may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination.

We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The NASDAQ Global Select Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their listed status on The NASDAQ Global Select Market and we are not successful in obtaining a listing on another exchange, our common shares would likely trade in the over-the-counter market.

If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

Our businesses have been and will likely continue to be adversely affected by recent and current conditions in the financial markets and economic conditions generally.

Recessionary conditions and a subsequent period of slow recovery in the broader economy could continue to adversely affect the financial capacity of businesses and individuals in the Company’s market area. These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt the Company to tighten its underwriting criteria, and reduce the liquidity in the Company’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand in certain real estate markets as discussed below. Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on the Company and others in the financial industry.

The impact on the Company’s financial results could include continued high levels of problem credits, increased provisions for credit losses and expenses associated with loan collection efforts, the possible further impairment of certain intangible or deferred tax assets, the need for the Company to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Non-interest income from sources that are dependent on financial transactions and market valuations could also be reduced.

Operational Risk

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results, and investor confidence and the market price of our shares may be adversely affected.

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2011, have identified deficiencies, that, when evaluated in combination, result in a material weakness in our internal control over financial reporting.  This material weakness relates to controls surrounding the valuation, documentation and review of impaired loans and other real estate owned at December 31, 2011.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy these deficiencies. However, because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.  In addition, the implementation of these measures may not fully address the control deficiencies in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

We may not be able to effectively manage risk.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures may not be fully effective. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.  Management of our risks in some cases depends upon the use of analytical and/or forecasting models.  If the models we use to mitigate these risks are inadequate, we may incur increased losses.  In addition, there may be risks that exist, or that arise in the future, that we have not appropriately anticipated, identified or mitigated.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.  The likelihood and severity of such events may be increased by climate change.

Our market areas in Alabama and Florida are susceptible to hurricanes. This coastal region experienced major hurricanes in 2004 and 2005. Some experts predict that the likelihood and severity of severe storms may increase as a result of climate change.  The psychological impact of these storms, the high cost of and, in some cases, lack of property insurance, an over-supply of housing and investment properties along with changing property values and higher taxes over recent years slowed the economic growth in these areas. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by these hurricanes or damage that may be caused by future hurricanes will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the risk of delinquencies, foreclosures or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

We may experience interruptions or breaches in our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the failure of certain third party vendors to perform.

We rely upon certain third party vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations, which could have a material adverse effect on our financial condition and results of operations.

Compliance Risk

Failure to pay dividends on our preferred stock for six quarters could result in a change to our Board of Directors.

If dividends are not paid on our preferred stock for an aggregate of six fiscal quarters, whether or not consecutive, the number of directors on the Company’s Board of Directors automatically increases by two, and the U.S. Treasury, as the sole preferred stock shareholder, may elect two new directors to the Board of Directors.  The holders of our common stock will continue to elect the remaining members of our Board of Directors.   The interests of the Treasury, as holder of the preferred stock may differ and at times even be adverse to the interests of the holders of our common stock.  We cannot predict what actions any directors appointed by the Treasury may take or propose once they are seated on the Company’s Board of Directors.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (“EESA”). Under EESA, the U.S. Treasury has the authority to purchase up to $700 billion of mortgages and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. One of the programs created by EESA is the Troubled Asset Relief Program (“TARP”). EESA was supplemented and amended by the Financial Stability Plan announced by Treasury Secretary Timothy Geithner on February 10, 2009 (the “FSP”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”). The U.S. Treasury and federal banking regulators have implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the Capital Purchase Program available through the TARP, in which BancTrust participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets.

In addition, on July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a significant impact on the regulatory structure of the financial markets and will impose additional costs on us.  The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, alters the regulatory capital treatment of trust preferred securities and other hybrid capital securities and revises the FDIC’s assessment base for deposit insurance.  Provisions in the Dodd-Frank Act may also restrict the flexibility of financial institutions to compensate their employees.  In addition, provisions in the Dodd-Frank Act may require changes to the existing capital rules or the interpretation of such rules by institutions or regulators, which could have an adverse effect on our ability to comply with capital requirements, capital ratios or other laws or regulations.  For institutions such as BancTrust with assets less than $15 billion, currently outstanding trust preferred securities will continue to be included in Tier 1 capital indefinitely under the Dodd-Frank Act, but newly issued trust preferred securities would be excluded from Tier 1 capital.  However, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require us to seek other sources of capital in the future.

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

There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the FSP, the ARRA, the Dodd-Frank Act and other programs will have on the financial markets. The failure of the EESA, the ARRA, the FSP, the Dodd-Frank Act and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA, ARRA, the FSP and the Dodd-Frank Act are relatively new initiatives and, as such, are subject to change and evolving interpretation. We are unable to predict the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

The programs established or to be established under the EESA, TARP and the Dodd-Frank Act may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program subjects us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDIA, whether we participate or not, may have an adverse effect on us.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. In addition, our participation in the TARP Capital Purchase Program subjects us to additional legislation and rulemaking beyond the regime governing financial institutions generally.  Our compliance with applicable laws and regulations is costly and restricts certain of our activities, including payment of dividends, investments, loans, executive compensation, interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators that require us to maintain adequate capital to support our assets.

The laws and regulations applicable to the banking industry and to TARP Capital Purchase Program participants could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably and limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.

Market Risk

If the value of real estate in our markets remains materially depressed, a significant portion of our loan portfolio could become or remain under-collateralized, which could have a material adverse effect on us. Additionally, if real estate values remain depressed or decline further, we could be required to further write down the values of our other real estate owned.

The decline in local economic conditions has adversely affected the values of our real estate collateral. A continued or further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Any decline in deposits or loan originations, any increase in borrower delinquencies or any decline in the value or condition of mortgaged properties could have a material adverse effect on our business.  We have continued to increase our provision for loan and lease losses, and we have written down the value of our other real estate owned to reflect current market conditions.  However, we continuously monitor borrower delinquencies, value and condition of mortgaged properties and real estate values in our markets; and, if local economic conditions continue to decline, additional significant provisions and write downs may be necessary.

In addition to considering the financial strength and cash flow characteristics of our borrowers, the Bank often secures loans with real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate values in our markets continue to remain depressed, or if we are required to liquidate collateral to collect on loans during this period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, a decline in real estate prices negatively affects the carrying value of our other real estate owned, which has increased significantly in recent years.  Such decreases in real estate values have and could continue to adversely affect our earnings and capital.

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

Most of our assets and liabilities are monetary in nature and are subject to significant risks tied to changes in interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, the rate of inflation, consumer preferences for specific loan and deposit products, monetary policies of various governmental and regulatory agencies, including the Federal Reserve, and the stability of domestic and foreign markets.  Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising or declining interest rates, our interest expense could increase or decrease in different amounts and at different rates than the interest that we earn on our assets. Accordingly, changes in interest rates could reduce our net interest income. Our profitability depends to a large extent on our net interest income. Unexpected or significant movements in interest rates could cause our net interest income to decrease and could impact the valuation of our assets and liabilities. Changes in the level of interest rates may negatively affect our ability to attract deposits, originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, to maintain our liquidity. If those sales were made at prices lower than the amortized costs of the investments, we would incur losses.

Our investments may suffer further other than temporary impairment.

Other than temporary impairment can occur when we determine that we do not have the intent and ability to hold a security with an amortized cost greater than its estimated fair market value until recovery. One of the securities we hold has suffered other than temporary impairment.  If the credit ratings of the issuers of the securities we hold deteriorate further, we may not be able to recover our investment in these securities, which could have a material adverse effect on our financial condition and future results of operations.

Reputational Risk

If our reputation as a fiduciary and financial services provider is negatively affected, our business will suffer.

Our relationship with many of our clients is predicated upon our reputation as a fiduciary and a financial services provider that adheres to the highest standards of ethics and provides superior customer services in a responsive and personalized manner.  Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues with respect to our business could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding.  In addition, adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.  Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise as a result of changes in our businesses and the markets in which we operate.  If any of these developments has a material adverse effect on our reputation, our business will suffer.

We may be subject to negative publicity that may adversely affect our business, financial condition, liquidity and ability to attract financing.

We have recently announced the end of our efforts to raise capital as an independent institution and the intent of the Company to seek a recapitalization through a strategic merger, adjustments to preliminary unaudited financial results previously released for the quarter and year ended December 31, 2011 and our intention to suspend payments of dividends on our preferred stock and interest on our trust preferred securities.  As we previously announced, we had an in-depth review of asset quality, other real estate owned carrying values, and the adequacy of our allowance for credit losses conducted and, after management’s careful analysis of this review, we decided to increase our provision for loan losses by an additional $13.25 million, and write down the net carrying value of other real estate owned by an additional $27.00 million, over our previously announced results.  In addition, we have recently been the subject of news reports discussing our current financial situation, and we may continue to be subject to negative publicity as the press and others speculate about our ability to raise capital through a strategic merger or other means.  For example, shareholders may elect to sell their stock in large volumes, further reducing our stock price.  In addition, long-term service providers may be reluctant to commit to long-term projects with us.  Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.

We are dependent upon the services of our management team, and the limitations on incentive compensation contained in the ARRA and the Dodd-Frank Act may adversely affect BancTrust’s ability to attract key employees or retain its highest performing employees.

Our future success and profitability are substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. In addition, our announced intention to seek a strategic merger may cause key personnel to depart from the Company.   Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

In the case of a company such as BancTrust that sold preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program, the ARRA contains restrictions on bonus and other incentive compensation payable to the five executives named in a company’s proxy statement and the next twenty highest paid employees. The Dodd-Frank Act expanded some of those restrictions to apply to all public companies, regardless of whether they participated in the Capital Purchase Program.  These restrictions may prevent BancTrust from being able to create a compensation structure that is attractive to key employees and its highest performing employees. If this were to occur, the Company’s business and results of operations could be adversely affected, perhaps materially.

Credit Risk

Losses from loan defaults may exceed the allowance the Company establishes for that purpose, which could have an adverse effect on the Company's business.

There are inherent risks associated with the Company's lending activities. Losses from loan defaults may exceed the allowance the Company establishes for that purpose. Like all financial institutions, the Company maintains an allowance for loan and lease losses to provide for losses inherent in its loan and lease portfolio. The allowance reflects management's best estimate of losses in the loan and lease portfolio at the relevant statement of condition date. The level of the allowance reflects management's continuing evaluation of the specific credit risks, the Company's historical loan and lease loss experience, current loan and lease portfolio quality, composition and growth of the loan and lease portfolio, and economic, political and regulatory conditions and unidentified losses inherent in the current loan and lease portfolio. The determination of an appropriate level of loan and lease loss allowance is an inherently difficult process and is based on numerous factors and assumptions. In addition, bank regulatory agencies periodically review the Company's allowance for loan and lease losses and may require an increase in the provision for losses or the recognition of further charge-offs, based on judgments different than those of management. As a result, the Company's allowance for loan and lease losses may not be adequate to cover actual losses, and there is always a chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we do identify.  We might underestimate the loan and lease losses inherent in our loan and lease portfolio and have loan and lease losses in excess of the amount reserved.  We might increase the allowance because of changing economic conditions. Future provisions for loan and lease losses may adversely affect the Company's earnings. The Company believes its allowance for loan and lease losses is adequate at December 31, 2011.

We make and hold in our portfolio a significant number of commercial construction, land and land development loans, which may pose more credit risk than other types of loans typically made by financial institutions.

At December 31, 2011, we had a balance of $250.859 million in commercial construction, land and land development loans, representing 19.64% of our total loan portfolio. These commercial construction, land and land development loans have certain risks that are not present in other types of loans.

Commercial construction, land and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the collateral proves to be overstated or market values decline, we may have inadequate security for the repayment of the loan.  If we are forced to foreclose on the collateral due to a default, we face even more uncertainty than we would in foreclosing on an occupied, vertical project as to whether or not we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.  The adverse effects of the foregoing matters upon our commercial construction, land and land development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. During the year ended December 31, 2011, our net charge-offs of commercial real estate loans aggregated $33.5 million. At December 31, 2011, non-accrual commercial construction, land and land development loans totaled $59.382 million.

In addition, we reported a material weakness in internal control over financial reporting related to proper valuation, documentation and review of impaired loans and other real estate owned.  If we cannot properly remediate this material weakness it may have an adverse impact on the accuracy of our reported financial results.

Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions.

Our business is primarily concentrated in selected markets in Alabama and Florida. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Industry Risk

The soundness of other financial institutions could adversely affect us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.  The commercial soundness of many financial institutions is closely tied to the commercial soundness of other financial institutions as a result of credit, trading, clearing or other relationships between the institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan. Any such losses could materially and adversely affect our businesses, financial condition or results of operations.

The downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

On November 21, 2011, a Congressional committee that was formed to achieve $1.2 trillion in deficit reduction measures announced that it had failed to achieve its stated purpose by the deadline imposed by Congress’ August 2011 agreement to raise the U.S. government’s debt ceiling. Standard & Poor’s Rating Services, which had downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook in August 2011, affirmed its AA+ rating following the announcement. Moody’s Investors Services, which changed its U.S. government rating outlook to negative on August 2, 2011, also reaffirmed its rating following the Congressional committee’s announcement. On November 22, 2011, Fitch Ratings stated that the failure of the committee to reach an agreement would likely cause it to change its outlook on U.S. government debt to negative. Further, on November 28, 2011, Fitch stated that a downgrade of the U.S. sovereign credit rating would occur without a credible plan in place by 2013 to reduce the U.S. government deficit. The impact of any additional downgrades to the U.S. government’s sovereign credit rating by any of these rating agencies, as well as the perceived creditworthiness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.

In addition, certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, worries about European financial institutions and sovereign finances persist. On January 13, 2012, Standard & Poor’s downgraded the credit ratings of France, Italy and seven other European nations in part as a result of the failure of leaders to address systemic stresses in the Eurozone.  In addition, Greece has sought a bailout twice from the European Union and has restructured its sovereign debt and has been forced to undertake significant austerity measures as part of its bailout and debt restructuring packages.  Market concerns over the direct and indirect exposure of European banks and insurers to Greece and these other European Union nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Risks related to the European economic crisis have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our financial condition and results of operations could be materially adversely affected.

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

Item 1B.   Unresolved Staff Comments

 None

Item 2.   Properties

The Company’s corporate headquarters occupies all or part of nine floors of a thirty-four story building located at 107 St. Francis Street, in downtown Mobile, Alabama 36602 (the “Home Office”). The Bank, which is headquartered in the Home Office, leases this location.  The building is known as the RSA – BankTrust Tower. In addition to the Home Office, the Bank currently operates 48 offices or branch locations in southern and central Alabama and the western panhandle of Florida, of which 41 are owned and 7 are subject to either building or ground leases. On February 29, 2012, we closed one branch office located in Gulf Shores, Alabama.  The Bank also owns a building in Selma, Alabama that it uses as an operations center. Additionally, the Bank owns a building in downtown Mobile, Alabama that it used as an operation center. The Bank consolidated its operations department into the Home Office and plans to sell its operations center in downtown Mobile. The Bank paid annual rents in 2011 of approximately $622 thousand. At December 31, 2011, there were no significant encumbrances on the Bank’s offices, equipment or other operational facilities.

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

At December 31, 2011, the Company had approximately 4,599 common shareholders, including 1,666 of record and 2,933 shareholders in nominee accounts, and 1 holder of record of its preferred stock.

The following chart provides the high and low sales price and the cash dividends declared on the Company’s common stock for each quarter in 2011 and 2010.

	High	Low	Cash Dividends Declared Per Share
2011
Fourth quarter	$2.35	$1.20	$0.00
Third quarter	2.60	2.15	0.00
Second quarter	2.75	2.25	0.00
First quarter	2.94	2.25	0.00
2010
Fourth quarter	$3.30	$2.36	$0.00
Third quarter	4.15	2.82	0.00
Second quarter	6.47	3.65	0.00
First quarter	5.09	2.74	0.00

The Company did not declare a dividend on its common stock during 2011 or 2010.  The Company believes it is important for it to preserve its capital during this turbulent economic period and that its recent results of operations did not justify the payment of a dividend on its common stock.  Throughout 2011 and 2010, the Company paid dividends on its preferred stock.  However, for the first time since issuing its preferred stock, in the first quarter of 2012 the Company decided to cease paying dividends on its preferred stock, and the Company does not intend to resume paying such dividends in the foreseeable future.  The Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock.

The Company’s ability to pay dividends is largely dependent upon dividends from its subsidiary Bank.  The Bank is currently unable to pay dividends without regulatory approval.  We do not expect to request regulatory approval for the Bank to pay a dividend in the immediate future and, if requested, we can make no assurances that the applicable regulatory agencies will grant, in full or in part, any request to pay a dividend of the Bank to fund a dividend on the Company’s common stock.

While any preferred stock is outstanding, the Company may pay dividends on its common stock and redeem or repurchase its common stock, provided that all accrued and unpaid dividends for all past dividend periods on the preferred stock are fully paid (See “Sales of Unregistered Securities,” below).  The Board of Directors has recently determined that it will not declare or pay dividends on the preferred stock for the foreseeable future, which will effectively prevent us from paying dividends on our common stock until the preferred stock dividends are brought current.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2011 with respect to BancTrust’s equity compensation plans that provide for the issuance of options, warrants or rights to purchase BancTrust’s securities.

Stock Options Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	69,507	(1)	$16.67	500,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

	Weighted-Average
Restricted Stock Plan Category	Number of Securities Issued	Market Value of Shares Issued
Equity compensation plans approved by security holders	44,005	$8.14	(3)
Equity compensation plans not approved by security holders	N/A	N/A

(1)	Includes shares issuable pursuant to outstanding options under the Company’s 1993 Incentive Compensation Plan and its 2001 Incentive Compensation Plan.

(2)	Represents shares of BancTrust Common Stock which may be issued pursuant to future awards under the 2011 Incentive Compensation Plan.

(3)	Represents the average of the closing bid and ask price on the date of issue.

Sales of Unregistered Securities

None.

Share Repurchases

On September 28, 2001, the Company announced that it intended to repurchase up to 425 thousand shares of its common stock. Approximately one year before implementation of the stock repurchase plan, the Company purchased 61 thousand of its shares. As of December 31, 2011, the Company had purchased 195 thousand shares under the stock repurchase plan. These purchases were accomplished primarily through private transactions and were accounted for under the cost method. The Company share purchases, including those that predate the repurchase plan, ranged in price from $8.00 per share to $15.33 per share, and the weighted-average price per share paid by the Company was $9.42. The Company has not repurchased any of its shares under this repurchase plan since December 23, 2002.

The Company makes repurchases from time to time to fund its deferred compensation plan for directors. The following table provides information about purchases by BancTrust during the quarter ended December 31, 2011 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
10/01/11-10/31/11	4,502	$1.64	0	229,951
11/01/11-11/30/11	10,086	$2.03	0	229,951
12/01/11-12/31/11	3,575	$1.55	0	229,951
Total	18,163	$1.84	0	229,951

(1)	18,163 shares of common stock were purchased on the open market to provide shares for BancTrust’s grantor trust related to its deferred compensation plan for directors.

(2)	Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date.

Item 6.   Selected Financial Data

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007(1)

RESULTS OF OPERATIONS:	Dollars and shares in thousands, except per share amounts.
Interest revenue	$80,520	$84,076	$85,938	$108,092	$104,025
Interest expense	18,311	23,671	32,075	47,188	50,245
Net interest revenue	62,209	60,405	53,863	60,904	53,780
Provision for loan losses	32,100	12,300	37,375	15,260	12,435
Non-interest revenue	20,424	20,404	23,302	22,737	15,156
Non-interest expense	91,013	63,705	176,114	67,420	48,308
Income (loss) from before income taxes	(40,480)	4,804	(136,324)	961	8,193
Income tax expense (benefit)	7,366	929	(15,029)	(295)	2,007
Net income (loss)	(47,846)	3,875	(121,295)	1,256	6,186
Effective preferred stock dividend	3,090	3,033	3,026	111	0
Net income (loss) available to common shareholders	$(50,936)	$842	$(124,321)	$1,145	$6,186
PER SHARE DATA:
Basic earnings (loss) per common share	$(2.85)	$0.05	$(7.06)	$0.07	$0.49
Diluted earnings (loss) per common share	$(2.85)	$0.05	$(7.06)	$0.06	$0.49
Cash dividends declared per common share	$0.00	$0.00	$0.035	$0.52	$0.52
Book value per common share	$3.65	$6.56	$6.59	$13.80	$14.26
Common shares outstanding	17,954	17,639	17,634	17,555	17,497
Basic average common shares outstanding	17,903	17,639	17,617	17,540	12,521
Diluted average common shares outstanding	17,903	17,717	17,617	17,695	12,704

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	Dollars and shares in thousands, except per share amounts.
SUMMARY BALANCE SHEET DATA:
Total assets	$2,031,877	$2,158,148	$1,946,719	$2,088,177	$2,240,094
Federal funds sold	0	0	0	0	59,400
Investments	517,213	425,560	261,834	221,879	245,877
Loans, net of unearned income	1,277,049	1,383,285	1,468,588	1,533,806	1,632,676
Deposits	1,811,673	1,864,805	1,653,435	1,662,477	1,827,927
FHLB advances and long-term debt	70,539	92,804	93,037	113,398	137,341
Short-term borrowings	20,000	20,000	20,000	0	4,198
Preferred stock	48,730	48,140	47,587	47,085	0
Common shareholders’ equity	65,552	115,790	116,211	242,303	249,520
Intangible assets	3,519	4,632	6,827	106,844	108,621
Tangible shareholders’ equity	110,763	159,298	156,971	182,544	140,899

AVERAGE BALANCES:
Total assets	$2,139,696	$2,069,086	$2,083,618	$2,116,424	$1,558,040
Earning assets	1,930,803	1,865,197	1,852,989	1,812,114	1,381,358
Loans	1,333,074	1,423,131	1,507,864	1,560,017	1,147,714
Deposits	1,855,648	1,772,594	1,725,750	1,705,628	1,277,597
Common shareholders’ equity	118,748	118,982	176,450	248,051	163,121
Shareholders’ equity	167,159	166,824	223,758	249,725	163,121

PERFORMANCE RATIOS:
Return on average assets	-2.24%	0.19%	-5.82%	0.06%	0.40%
Return on average equity	-42.89%	0.71%	-70.46%	0.46%	3.79%
Net interest margin (tax equivalent)(2)	3.22%	3.24%	2.93%	3.40%	3.95%

ASSET QUALITY RATIOS:
Nonperforming assets to total assets	7.59%	8.60%	8.58%	5.91%	2.26%
Allowance for loan losses to total loans, net of unearned income	3.30%	3.47%	3.13%	2.00%	1.46%
Net loans charged-off to average loans	2.84%	0.72%	1.47%	0.51%	1.02%
Allowance for loan losses to non-performing loans	43.53%	46.50%	39.97%	42.32%	65.99%

CAPITAL RATIOS:
Tier 1 leverage ratio(3)	7.13%	9.11%	9.73%	11.09%	8.86%
Tier 1 risk-based capital	10.48%	12.71%	11.81%	12.80%	9.60%
Total risk-based capital	11.75%	13.98%	13.08%	14.05%	10.84%
Average common shareholders’ equity to average total assets	5.55%	5.75%	8.47%	11.72%	10.47%
Dividend payout ratio	N/A	N/A	N/A	742.86%	106.12%

OTHER DATA:
Banking locations	50	50	50	51	54
Full-time equivalent employees	540	549	565	621	686

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis reviews our results of operations and assesses our financial condition. The purpose of this discussion is to focus on information about us that is not otherwise apparent from the consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Reference should be made to those financial statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future periods.

The following discussion and analysis also identifies significant factors that have affected our financial condition and results of operations during the periods included in the financial statements contained in this Annual Report on Form 10-K. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Annual Report on Form 10-K.

Executive Summary

We reported a net loss to common shareholders in 2011 of $50.9 million, or $2.85 per diluted common share, compared with net income available to common shareholders of $842 thousand, or $0.05 per diluted common share, for 2010.  The loss to our common shareholders was increased by an effective preferred stock dividend of $3.090 million, or $0.17 per common share, in 2011, and net income to common shareholders was reduced by an effective preferred stock dividend of $3.033 million, or $0.17 per common share, in 2010.

In connection with the due diligence process associated with the Company’s capital raise efforts described below, the Company completed an in-depth review of asset quality, other real estate owned carrying values, and the adequacy of its allowance for credit losses.  Upon termination of the capital raise process in early 2012, management undertook a careful analysis of whether, given the recently received information generated by this review, additional provisions and write-downs should be made in the fourth quarter of 2011. The Company, after discussion with its independent registered public accounting firm and the Audit Committee of its Board of Directors, concluded that certain asset quality indicators and the expected liquidation horizon of nonperforming assets warranted an increase in its provision for loan losses and a decrease in the carrying value of certain other real estate owned, and that these matters should be included in the results of operations for the fourth quarter of 2011.  This analysis and the resulting provision for credit losses and write-downs are largely responsible for the significant net loss reported for the fourth quarter of 2011.  These items, together with substantial credit costs during the first three quarters of 2011, comprising approximately 26% of our total credit costs in 2011, were primary contributors to the net loss for the year ended December 31, 2011.

Despite the magnitude of the net loss, both the Company and the Bank remain “well capitalized” entities.  At December 31, 2011, the Company had Tier 1 leverage capital of 7.13%, Tier 1 capital to risk-weighted assets of 10.48%, and total capital to risk-weighted assets of 11.75%.

Economic Overview

Historical Perspective.  In late 2007, the rate of residential mortgage foreclosures began to escalate and real estate values began to decline. These factors worsened as the U.S. economy reached a confirmed recessionary trend in 2008 and significantly impacted the performance of BancTrust’s residential construction and real estate and land acquisition loan portfolios. Other segments of BancTrust’s commercial loan portfolio were impacted as well, particularly in industries that were adversely affected by the changes in commercial real estate and residential development. As a result, BancTrust experienced significant increases in its credit costs, elevated levels of loan charge-offs and non-performing assets, and further valuation adjustments on existing non-performing assets. BancTrust’s loan portfolio contracted during this period due to loan charge-offs, foreclosures and weak demand for new loans.

Current Economic Environment.  The U.S. economy appears to have gained moderate momentum during the fourth quarter of 2011, building on modest improvement in the third quarter of 2011. The initial stages of economic recovery emerged during the latter half of 2010, but softened during the first and second quarters of 2011 in response to a series of global events, including the earthquake and tsunami in Japan, geo-political unrest in the Middle East, elevated energy costs, and continued concerns over the debt of certain European nations.

The improvement in economic indicators during 2011 has been positive in the aggregate, but progress during the year was uneven at times with mixed messages in many economic measures. Inflation remained subdued; however, energy prices continued to show volatility, which could trigger inflation and impede the recovery. The Federal Reserve's commitment to hold interest rates stable for the next two years appears to indicate that it is more concerned with sustaining recovery than the risk of inflation. Long-term interest rates have fallen significantly in response to the Federal Reserve Bank's aggressive easing of monetary policy, with 10-year Treasury yields near 2% and fixed mortgage interest rates falling to record lows below 4%. Residential mortgage foreclosure and delinquency rates have declined over the past year, but remain at elevated levels compared to historical periods. On a local level, particularly in the Company's coastal market areas, property values have remained depressed, having a negative impact on the Company's collateral dependent acquisition and development loan portfolio and resulting in a significant net loss in 2011.

To navigate the unsettled economic environment, the Company has continued its practice of maintaining excess funding capacity to provide the Bank with adequate liquidity for its ongoing operations.  In this regard, the Bank benefits from its strong core deposit base and its highly liquid investment portfolio.  Additionally, in an attempt to adhere to interagency guidelines regarding concentration limits of commercial real estate loans, the Company has reduced its exposure to certain loan classifications, including construction, land development and other land loans.

Recent Developments

Efforts to Raise Private Capital and Current Strategic Focus.

In 2010, the Company embarked on an effort to raise private capital in an amount necessary to: (a) repay or redeem, as appropriate, its $20 million Silverton Loan secured by the capital stock of the Bank and its $50 million in preferred stock held by the US Treasury; (b) address the Company’s elevated level of non-performing assets; (c) provide a measure of liquidity at the holding company level; and (d) generate significant shareholder value as a recapitalized, independent entity.  Our 2010 efforts to raise capital proved unsuccessful, primarily, we believe, because of the uncertainty surrounding the Gulf of Mexico oil spill and its possible adverse impact on our entire footprint.

In January 2011, after resolution of the Gulf of Mexico oil spill, we engaged Keefe, Bruyette & Woods, Inc. (“KBW”) to assist us in a renewed effort to attract private capital.  We believed the Company could generate significant shareholder value as a recapitalized, independent bank holding company. Throughout 2011, it appeared that we were making significant progress on an equity offering, and, in December 2011, we entered into an exclusive dealing arrangement with two potential significant investors, whereby we agreed to work exclusively on a plan for these and other potential investors to recapitalize the Company.   Ultimately, however, we were unable to attract a sufficient number of investors at a price sufficient to generate value for existing shareholders for a combination of reasons, including current market conditions, certain structural constraints and weaker than expected asset valuations.  As a result, the Company’s board of directors authorized management to seek a recapitalization of the Company through a strategic merger, and we are currently pursuing that strategy.

Holding Company Liquidity.

One of the most difficult issues we face is liquidity at the holding company level.  The Company is obligated to make interest payments on two issues of trust preferred securities totaling approximately $34 million in principal indebtedness, to declare and pay 5% (increasing to 9% at the end of 2013) dividends on $50 million of preferred stock, and to service a $20 million loan, which we refer to as the Silverton Note, secured by all of the outstanding capital stock of the Bank.  Absent an infusion of capital, these obligations can only be funded through upstream dividends from the Bank.  However, because of the Bank’s current level of nonperforming assets and losses, the Bank is essentially unable to pay dividends to the Company.

Most of our holding company obligations, specifically preferred stock dividends and interest payments on our two series of trust preferred securities, can, pursuant to their terms, be deferred, though such deferrals could lead to potentially adverse consequences.  We have determined that it is in the best interests of the Company and its shareholders to defer future dividends on our preferred stock and interest payments on our two series of trust preferred securities for the foreseeable future.  The deferral on the trust preferred securities is permitted under the applicable indentures for up to five years without penalty or default, and these deferrals will commence with upcoming interest payments in April and June; however, we are not permitted to declare any dividend on our preferred and common stock while we defer these interest payments.  After the next preferred stock dividend date in May and until the preferred stock dividends are thereafter brought current, we will be prohibited from paying dividends on our common stock.  Additionally, if we do not pay dividends on our preferred stock for an aggregate of six fiscal quarters, whether or not consecutive, the number of directors on the Company’s Board of Directors will automatically increase by two, and the U.S. Treasury, as the holder of all of our outstanding preferred stock, will have the right to elect two new members of the Board of Directors.

We do not have the right to defer repayment of interest or principal of the $20 million Silverton Note, and that loan is secured by all of the issued and outstanding stock of the Bank.  However, to facilitate the Company’s new strategic direction, we negotiated a modification of this loan with the lender, the FDIC, as Receiver for Silverton Bank, N.A.  The modification relieves the Company from making any principal payments under the Silverton Note prior to maturity, which is April 16, 2013 or such earlier date as the Company completes a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the Silverton Note.  The modification also requires the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the Modification of Loan Documents. We have recently received the necessary regulatory approvals for the Bank to pay a dividend $1,080,000 to the Company for this purpose, and we are in the process of establishing this escrow account.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited consolidated financial statements as of December 31, 2011 included in this Report on Form 10-K. Certain accounting policies require Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  A description of what we deem to be our critical accounting policies is set forth below.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb inherent or potential losses in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with GAAP and other regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, estimated collateral values, availability of guarantor support for payment of the loans and leases, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral and guarantors, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the fair value of the collateral for collateral-dependent loans, the present value of these loans’ and leases’ estimated cash flows discounted at each loan’s or lease’s effective interest rate, the fair value of the collateral, or the loan’s or lease’s observable market price. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

Other Real Estate Owned Valuation

Other real estate owned (“OREO”) is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and the carrying value of other real estate owned is adjusted when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If such requirements are not met, sale and gain recognition would be deferred.

Ongoing Valuation Assessments of Allowance for Loan and Lease Losses and Other Real Estate Owned

As discussed above, the allowance for loan and lease losses is based in part on the fair value of the real estate and other collateral underlying our collateral-based loans, and the carrying value of OREO is carried at the lower of the recorded investment in the loan or fair value, whichever is lower.  The “fair value” of collateral and OREO is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the date such value is determined.  The fair value of real estate collateral and OREO is determined by Management, and that determination is necessarily based on assumptions about how market participants would price such real estate collateral and OREO.  Among the factors that Management considers when making such assumptions and determining fair value are:

●	the expected time period that the Company can hold an asset before being required to sell the asset;

●	the anticipated future economic prospects of our market areas;

●	investor interest in our assets; and

●	the anticipated future economic development that will occur in our market areas.

Throughout each year, Management conducts evaluations of our allowance for loan and lease losses and carrying value of OREO.  In conducting our most recent evaluations, we determined that certain factors supporting our previous assumptions used in determining fair value were no longer accurate, and that those fair value assumptions needed to be reevaluated.  The factors include:

●	Guarantor support for certain loans was no longer available, due to the decline in financial condition of guarantors;
●	The oil spill in the Gulf of Mexico caused a stagnation in the real estate market, slowing the recovery of real estate values, particularly in our Florida and South Alabama markets;
●	The economic recession which began in 2008 persisted longer than expected, and recovery from the recession has been slower than expected;
●	The second home market was devastated in the recession and has been slower to recover than expected;
●	The value of subdivision lots and raw land has dramatically declined, and the new home construction and development market has been slower to recover than anticipated; and
●
The amount of non-performing assets carried on the Company’s books has dramatically increased, which requires the Company to either dispose of non-performing assets or raise additional capital to maintain an optimal classified asset to capital ratio; and because we were unable to complete a capital raise transaction, our assumed time period for disposal of non-performing assets has shortened.

Because of these and other factors, the Company reevaluated its assessment of fair value of OREO and the allowance for loan and lease losses, and made significant charge offs throughout the year.  Then, in the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that significant discounts were needed to the carrying value of OREO and that the value of collateral underlying those impaired loans was significantly less than previously estimated.  Because our allowance for loan and lease losses is based, in part, on the value of that underlying collateral, charge offs were also needed in the allowance for loan and lease losses.

Since the majority of the Company’s impaired loans are collateral dependent, Management concluded that a material weakness existed in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan to include obtaining external appraisals and independent external appraisal reviews on all impaired loans and other real estate owned exceeding a certain dollar threshold on an annual basis, more robust internal evaluations and quarterly valuation meetings to discuss current market data and further potential impairment.  As this remediation plan gets implemented over time, we may experience volatility attributable to varying level 3 fair value measurements of these non-performing assets.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. Accounting principles require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgment, significant weight is given to evidence that can be objectively verified.   After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and, accordingly, established a full valuation allowance for the net deferred tax asset.

Changes in the estimate of income tax liabilities occur periodically as a result of changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation, guidance, and income tax accounting pronouncements.

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

Average Assets and Liabilities

Average assets in 2011 were $2.140 billion, an increase of $70.610 million, or 3.4 percent, from 2010 attributable to an increase in our investment securities and offset by a decrease in our loans. Average loans in 2011 were $1.333 billion compared to $1.423 billion in 2010.

Average loans net of the loan loss reserve were $1.287 billion in 2011 compared to $1.374 billion in 2010. The decrease was a result of the weak economy’s effect on loan demand, loan charge-offs and the transfer of some loans to OREO through the foreclosure process. During 2010 and 2011, we concentrated our efforts on improving loan quality rather than on growing loans. Compared to 2010, average investment securities in 2011 increased $181.279 million. This increase was funded by the decrease in average interest-bearing deposits held at other banks of $25.616 million, the increase in average deposits and the decrease in our average loans.  We increased the size of the investment portfolio to increase our yield on earning assets.  To maintain a high level of liquidity, we invested in securities that had low price volatility and could be sold with little or no gain or loss.

Average deposits in 2011 were $1.856 billion compared to $1.773 billion in 2010. Short-term and long-term borrowings consist of federal funds purchased, Federal Home Loan Bank (“FHLB”) borrowings, notes payable to our subsidiary statutory trusts issued in connection with trust preferred securities offerings and the Silverton Note.

Our average equity as a percent of average total assets in 2011 was 7.81 percent, compared to 8.06 percent in 2010. Average equity in 2011 and 2010 included approximately $4.088 million and $5.724 million, respectively, recorded as intangible assets related to acquisitions accounted for as purchases.

Table 1

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Average Assets
Cash and due from banks	$34,326	$34,879	$36,370	$54,268	$46,926
Federal funds sold	0	0	0	18,883	67,947
Interest-bearing deposits	83,606	109,222	92,563	9,262	23,248
Securities available for sale	514,123	332,844	252,562	223,952	142,449
Loans, net	1,286,589	1,374,375	1,466,033	1,534,931	1,127,813
Premises and equipment, net	73,937	77,465	81,514	87,285	56,480
Accrued income receivable	6,246	6,521	6,918	9,550	8,938
Other real estate owned, net	87,120	70,771	51,997	39,126	4,288
Intangible assets, net	4,088	5,724	56,163	108,285	57,293
Cash surrender value of life insurance	17,367	16,744	16,100	15,464	7,217
Other assets	32,294	40,541	23,398	15,418	15,441
Average Total Assets	$2,139,696	$2,069,086	$2,083,618	$2,116,424	$1,558,040
Average Liabilities and Shareholders’ Equity
Non-interest-bearing demand deposits	$249,858	$224,411	$212,729	$221,781	$174,867
Interest-bearing demand deposits	531,703	494,183	496,429	554,562	369,475
Savings deposits	138,489	132,521	119,823	109,834	84,102
Time deposits	935,598	921,479	896,769	819,451	649,153
Total deposits	1,855,648	1,772,594	1,725,750	1,705,628	1,277,597
Short-term borrowings	20,000	20,000	20,032	3,306	3,321
FHLB advances and long-term debt	81,107	92,938	93,164	135,823	99,687
Other liabilities	15,782	16,730	20,914	21,942	14,314
Shareholders’ equity	167,159	166,824	223,758	249,725	163,121
Average Total Liabilities and Shareholders’ Equity	$2,139,696	$2,069,086	$2,083,618	$2,116,424	$1,558,040

Loans

Our ability to grow our loan portfolio has been impacted by downward pressure placed on the real estate market, especially in our coastal markets, as reduced demand has driven the steep decline in real estate prices. The volume of loans declined by $107 million from December 31, 2010 to December 31, 2011.  Approximately half of the decline was the result of foreclosures and charge-offs relating to further declines in collateral values of impaired loans.  The remainder of the decline was the result of loan demand being depressed further due to the general nature of regulatory pressures on all banks to curtail lending in the commercial and real estate market.  As a result, loan demand was not sufficient to offset repayments of existing loans.

Our lending strategy concentrates on originating loans with relatively short maturities or, in the case of loans with longer maturities, with floating rate arrangements when possible. Because current loans rates are very low, customers have occasionally negotiated originated loans with fixed interest rates for longer terms, typically up to five years. However, we have been able to maintain a high level of interest rate flexibility as, of our outstanding loans at December 31, 2011, $692.2 million, or 54 percent, mature within one year or otherwise reprice within one year.  Interest revenue and net interest margin decreased in 2011 compared to 2010, as both measures are being affected by higher levels of non-performing loans and OREO. Net interest revenue and the net interest margin are discussed more fully under “Results of Operations.”

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

Table 2 shows the distribution of our loan portfolio by major category at December 31, 2011, and at year-end for each of the previous four years. Included in commercial, financial and agricultural loans in 2011 are $12.8 million in commercial leases acquired in the Peoples merger. Table 3 depicts maturities of selected loan categories and the interest rate structure for such loans maturing after one year.

Table 2

DISTRIBUTION OF LOANS AND LEASES BY CATEGORY

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$291,874	$302,279	$318,829	$349,897	$381,366
Real estate — construction	264,368	335,824	384,008	439,425	476,330
Real estate — mortgage	669,870	681,172	688,859	663,423	681,027
Consumer, installment and single pay	50,978	64,783	78,799	84,787	101,366
Total	1,277,090	1,384,058	1,470,495	1,537,532	1,640,089
Less: Unearned discount leases	(1,173)	(2,032)	(3,229)	(5,204)	(7,815)
Less: Deferred loan cost (unearned loan income), net	1,132	1,259	1,322	1,478	402
Total loans and leases	$1,277,049	$1,383,285	$1,468,588	$1,533,806	$1,632,676

Table 3

SELECTED LOANS AND LEASES BY CATEGORY AND MATURITY

	December 31, 2011 Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$168,732	$113,022	$10,120	$291,874
Real estate — construction	200,778	54,447	9,143	264,368
Real estate — mortgage	173,877	404,860	91,133	669,870
	$543,387	$572,329	$110,396	$1,226,112
Loans maturing after one year with:
Fixed interest rates		$427,644	$35,851
Floating interest rates		144,685	74,545
		$572,329	$110,396

Loan Portfolio Development

Total loans at December 31, 2011 were down $107.0 million from December 31, 2010.  Real estate-construction decreased $71.5 million with smaller decreases in all other categories.  Economic conditions continued to restrain loan demand in 2011, while approximately half of the decline was the result of foreclosures and charge-offs.  BankTrust continues to seek new credit relationships and renew existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and problem loan resolution.  We expect this situation to continue through 2012.

Table 4 shows loan balances by loan type at December 31, 2011 and at the end of the four prior quarters.  Table 5 distributes the loans by the geographic regions from which the loans are serviced.  The following discussion provides an overview of the composition of the portfolio.

Table 4

DISTRIBUTION OF LOANS AND LEASES BY TYPE

	2011				2010
	December 31	September 30	June 30	March 31	December 31
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$278,032	$274,764	$272,134	$281,327	$279,422
Agricultural	1,028	2,897	3,304	3,151	3,450
Equipment leases	12,814	14,720	15,991	17,768	19,407
Total commercial, financial and agricultural	291,874	292,381	291,429	302,246	302,279
Commercial real estate:
Commercial construction, land and land development(1)	250,859	265,215	270,703	314,519	315,079
Other commercial real estate(2)	424,690	430,585	434,835	406,437	417,700
Total commercial real estate	675,549	695,800	705,538	720,956	732,779

Residential real estate:
Residential construction(1)	13,509	15,328	17,968	18,471	20,745
Residential mortgage(2)	245,180	250,477	251,043	254,434	263,472
Total residential real estate:	258,689	265,805	269,011	272,905	284,217

Consumer, installment and single pay:
Consumer	44,713	47,158	49,117	52,059	54,934
Other	6,265	6,442	8,446	8,676	9,849
Total consumer, installment and single pay	50,978	53,600	57,563	60,735	64,783
Total	$1,277,090	$1,307,586	$1,323,541	$1,356,842	$1,384,058

(1) Included in the category “Real estate  - construction”
(2) Included in the category “Real estate  - mortgage”

Table 5

GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$208,113	$61,013	$8,906	$278,032
Agricultural	349	679	0	1,028
Equipment leases	0	12,814	0	12,814
Total commercial, financial and agricultural	208,462	74,506	8,906	291,874
Commercial real estate:
Commercial construction, land and land development(1)	90,207	50,832	109,820	250,859
Other commercial real estate(2)	219,148	155,025	50,517	424,690
Total commercial real estate	309,355	205,857	160,337	675,549

Residential real estate:
Residential construction(1)	8,110	5,271	128	13,509
Residential mortgage(2)	109,002	88,468	47,710	245,180
Total residential real estate	117,112	93,739	47,838	258,689

Consumer, installment and single pay:
Consumer	22,345	21,671	697	44,713
Other	379	5,886	0	6,265
Total consumer, installment and single pay	22,724	27,557	697	50,978
Total	$657,653	$401,659	$217,778	$1,277,090
Percent of total	52%	31%	17%	100%

(1) Included in the category “Real estate  - construction”
(2) Included in the category “Real estate  - mortgage”

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$206,587	$63,044	$9,791	$279,422
Agricultural	2,181	1,269	0	3,450
Equipment leases	0	19,407	0	19,407
Total commercial, financial and agricultural	208,768	83,720	9,791	302,279
Commercial real estate:
Commercial construction, land and land development(1)	120,445	67,591	127,043	315,079
Other commercial real estate(2)	195,047	166,983	55,670	417,700
Total commercial real estate	315,492	234,574	182,713	732,779

Residential real estate:
Residential construction(1)	7,551	6,802	6,392	20,745
Residential mortgage(2)	116,296	95,748	51,428	263,472
Total residential real estate	123,847	102,550	57,820	284,217

Consumer, installment and single pay:
Consumer	28,880	24,925	1,129	54,934
Other	710	9,139	0	9,849
Total consumer, installment and single pay	29,590	34,064	1,129	64,783
Total	$677,697	$454,908	$251,453	$1,384,058
Percent of total	49%	33%	18%	100%

(1) Included in the category “Real estate  - construction”
(2) Included in the category “Real estate  - mortgage”

The portfolio of Commercial and Industrial (“C and I”) loans decreased $1.390 million, or 0.5 percent, from December 31, 2010, to December 31, 2011, primarily as a result of pay downs.

The C and I loan portfolio is diversified over a range of industries, including construction (10.2 percent), manufacturing (13.4 percent), healthcare (4.8 percent), retail trade (11.0 percent) real estate (9.7 percent), and transportation and warehousing (5.1 percent).  Approximately 74.9 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

Approximately 52.9 percent of the total loan portfolio is comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of the Commercial Real Estate loan portfolio, which was impacted by charge-offs and foreclosures during 2010 and 2011.  Management expects the economic and portfolio conditions discussed above to limit this type of lending in the immediate future, particularly in northwest Florida.

Table 6 shows the composition of our real estate – construction portfolio at December 31, 2011, distributed by the geographic region in which the loans are serviced.

Table 6

GEOGRAPHIC DISTRIBUTION OF REAL ESTATE - CONSTRUCTION

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$4,730	$1,016	$10,169	$15,915
Residential	7,429	5,271	128	12,828
Land development	42,864	28,687	58,812	130,363
Land	43,295	21,129	40,838	105,262
Other	0	0	0	0
Total	$98,318	$56,103	$109,947	$264,368
Percent of total	37%	21%	42%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$28,979	$2,107	$7,524	$38,610
Residential	7,551	6,802	6,392	20,745
Land development	37,379	41,037	71,038	149,454
Land	53,818	23,172	48,481	125,471
Other	269	1,275	0	1,544
Total	$127,996	$74,393	$133,435	$335,824
Percent of total	38%	22%	40%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 42.3 percent of land and land development loans are serviced by the Florida region.  The decrease in commercial construction loans in southern Alabama is the result of the completion of one large construction project in our coastal market.  Overall, this portfolio continues to shrink as a result of foreclosures, charge-offs and regulatory emphasis on all banks limiting or reducing this type of lending and we expect this trend to continue in 2012.

Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses to maintain the allowance at a level that Management believes is adequate to absorb inherent and potential losses in our loan and lease portfolio. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio and adjusting the allowance when appropriate. Risk management procedures are in place to assist in identifying potential problem loans and leases. In establishing the allowance, loss percentages are applied to groups of loans and leases with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, economic factors and other risk factors. The amount of the allowance is affected by: (i) loan and lease charge-offs, which decrease the allowance; (ii) recoveries on loans and leases previously charged-off, which increase the allowance; and (iii) the provisions for loan and lease losses charged to income, which increase the allowance.

Management’s evaluation of each loan or lease includes a review of the financial condition and capacity of the borrower and any guarantor, the value of the collateral, current economic trends, historical losses, and possible risks associated with concentrations of credit. The loan and lease review process also includes an evaluation of credit quality within the mortgage and installment loan portfolios. Each quarter this review is quantified in a report prepared by loan review officers and delivered to Management, which uses the report to determine whether any adjustments to the allowance for loan and lease losses are appropriate. Management submits these quarterly reports to BancTrust’s Board of Directors. For more information on the factors and considerations underlying our allowance for loan and lease losses, refer to “Allowance for Loan and Lease Losses” and “Changes to Valuation of Allowance for Loan and Lease Losses and Other Real Estate Owned” in our Critical Accounting Policies and Estimates, above.

Table 7 sets forth certain information with respect to our average loans and leases, allowance for loan losses, charge-offs and recoveries for the five years ended December 31, 2011.

Table 7

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$47,931	$45,905	$30,683
Charge-offs:
Commercial, financial and agricultural	2,415	1,085	4,152
Commercial real estate	33,990	6,196	15,069
Residential	2,362	3,082	2,819
Consumer	458	603	1,347
Total charge-offs	39,225	10,966	23,387
Recoveries:
Commercial, financial and agricultural	586	196	685
Commercial real estate	523	101	246
Residential	95	55	28
Consumer	146	340	275
Total recoveries	1,350	692	1,234
Net charge-offs	37,875	10,274	22,153
Provision charged to operating expense	32,100	12,300	37,375
Allowance for loan and lease losses – Balance at end of year	$42,156	$47,931	$45,905
Loans and leases at end of year, net of unearned income	$1,277,049	$1,383,285	$1,468,588
Ratio of ending allowance to ending loans and leases	3.30%	3.47%	3.13%
Average loans and leases, net of unearned income	$1,333,074	$1,423,131	$1,507,864
Non-performing loans and leases	$96,840	$103,084	$114,837
Ratio of net charge-offs to average loans and leases	2.84%	0.72%	1.47%
Ratio of ending allowance to total non-performing loans and leases	43.53%	46.50%	39.97%

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Allowance for loan and lease losses -
Balance at beginning of year	$23,775	$16,328
Balance of acquired bank	0	6,740
Balance sold	(345)	0
Charge-offs:
Commercial, financial and agricultural	1,769	2,170
Real estate- construction	5,218	8,831
Real estate – mortgage	1,492	876
Installment	809	828
Total charge-offs	9,288	12,705
Recoveries:
Commercial, financial and agricultural	295	476
Real estate – construction	122	95
Real estate – mortgage	310	63
Installment	554	343
Total recoveries	1,281	977
Net charge-offs	8,007	11,728
Provision charged to operating expense	15,260	12,435
Allowance for loan and lease losses – Balance at end of year	$30,683	$23,775
Loans and leases at end of year, net of unearned income	$1,533,806	$1,632,676
Ratio of ending allowance to ending loans and leases	2.00%	1.46%
Average loans and leases, net of unearned income	$1,560,017	$1,147,714
Non-performing loans and leases	72,499	36,026
Ratio of net charge-offs to average loans and leases	0.51%	1.02%
Ratio of ending allowance to total non-performing loans and leases	42.32%	65.99%

Net charge-offs increased $27.601 million from December 31, 2010 to December 31, 2011.  Throughout 2011, during its periodic evaluations of impaired loans, Management identified specific loans in which loan repayments are solely dependent on collateral value, due to (among other factors) decline in financial strength of the borrower and loan guarantors.  As a result, these loans were charged off, in each case by an amount equal to the difference between the original amount and the fair value of the collateral.  In addition, Management determined that the value of the collateral underlying its impaired loans had significantly declined, and the loan loss allocations attributable to the value of that collateral were charged-off to bring the allocation in alignment with the value of the underlying collateral.  For more information on how we value collateral and the change in valuation that contributed to our significant charge-offs in 2011, refer to “Ongoing Valuation Assessments of Allowance for Loan and Lease Losses and Other Real Estate Owned” in our Critical Accounting Policies and Estimates, above.

Table 8

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	2011		2010		2009
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$5,151	22.85%	$5,429	21.84%	$5,631	21.68%
Commercial Real estate	23,280	52.90	31,431	52.94	29,926	53.18
Residential	7,714	20.26	6,669	20.54	6,593	19.78
Consumer	583	3.99	890	4.68	1,006	5.36
Unallocated	5,428	n/a	3,512	n/a	2,749	n/a
Total	$42,156	100.00%	$47,931	100.00%	$45,905	100.00%

	2008		2007
	Allowance Allocation	Percentage of Loans in Each Category to Total Loans	Allowance Allocation	Percentage of Loans in Each Category to Total Loans
			(Dollars in thousands)
Commercial, financial and agricultural	$5,028	22.76%	$5,363	23.25%
Real estate	23,581	71.73	15,637	70.57
Installment	2,074	5.51	2,775	6.18
Total	$30,683	100.00%	$23,775	100.00%

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

Table 9 sets forth certain information with respect to accruing loans 90 days or more past due, loans on non-accrual, restructured loans on non-accrual, and other real estate owned. Non-performing assets were $154.227 million at year-end 2011 compared to $185.503 million at year-end 2010.  The significant decline in non-performing assets was primarily attributable to the increased impairment charges to both impaired loans and other real estate owned.  As discussed in “Critical Accounting Policies and Estimates” and “Financial Condition – Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses”, these impairment charges were primarily a result of discounting of collateral values and the charge offs of the corresponding loan loss allocations.

Restructured loans on non-accrual at December 31, 2011 increased $2.208 million from December 31, 2010 to December 31, 2011 primarily as the result of one significant restructured commercial mortgage loan moving from performing to non-performing status.  Management classifies loans as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers as a result of financial difficulty experienced by those borrowers. At December 31, 2011, we had $7.253 million in restructured loans which were accruing interest and which we consider performing.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon its plans. The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate. The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers may not continue performing based on the restructured note terms. All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of December 31, 2011 and 2010, the allowance for loan and lease losses allocated to restructured loans totaled $392 thousand and $281 thousand, respectively.

Non-performing loans decreased to $96.840 million at December 31, 2011 from $103.084 million at December 31, 2010.  The allowance for loan and lease losses as a percentage of loans was to 3.30 percent at December 31, 2011 compared to 3.47 percent at December 31, 2010.  (See Table 7).  As discussed with respect to our non-performing assets in the previous paragraph, this decrease was primarily caused by the write down of the fair value of our loans and OREO.  Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where we do business.  This slowdown has resulted in a substantial decrease in the value of our loans, the real estate collateral securing our loans and OREO.  As the economy slowed, we increased our monitoring and supervision of problem loans, and Management continues to monitor these non-performing loans and other real estate loans in our portfolio.  Management also meets regularly with local Bank personnel to discuss and evaluate these non-performing loans, other potential problem loans and the overall economic conditions within our markets. Throughout 2011, Management carefully evaluated the assumptions used to estimate the fair value of our loans, the real estate collateral securing our loans and OREO, and determined that the value of certain of these assets had further deteriorated to the point that additional write downs of their fair value was warranted.  In addition, external market data received in connection with the capital raise led Management to conclude that significant additional write downs were needed in the fourth quarter of 2011 to align our fair value estimates with the applicable market.  For further information on the policies underlying our valuation of non-performing assets, refer to “Critical Accounting Policies and Estimates – Changes to Valuation of Allowance for Loan and Lease Losses and Other Real Estate Owned,” above.

In order to ensure that our estimates of fair value of non-performing assets are in alignment with the market’s valuation of these assets, Management implemented an action plan subsequent to December 31, 2011.  Under this new plan, external appraisals on impaired loans exceeding a certain threshold are required on an annual basis; external appraisals on impaired loans and other real estate owned below a certain threshold required on a biennial basis; external appraisal reviews on appraisals exceeding a certain dollar threshold are submitted to an independent third party for review; internal evaluations will be reviewed for more robust external market data; and quarterly valuation meetings will be held to discuss current developments and potential further impairment.

The Company’s objective is to dispose of OREO in a timely manner while also maximizing net sales proceeds to the Company.  While there is not a set timeline for sale of OREO, the OREO is marketed through real estate brokers.  Sales are made as acceptable buyers are identified and acceptable purchase terms are negotiated.

Table 9

SUMMARY OF NON-PERFORMING ASSETS

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Accruing loans 90 days or more past due:
1-4 family residential loans	$248	$0	$0	$0	$0
Commercial and industrial loans	0	0	0	0	18
Consumer loans	0	0	0	1	7
Total accruing loans 90 days or more past due	248	0	0	1	25

Loans on non-accrual:
Construction, land development and other land loans	57,291	68,617	79,820	56,884	27,329
1-4 family residential loans	17,980	16,971	16,377	8,229	3,131
Multifamily residential loans	1,700	1,773	754	0	0
Non-farm non-residential property loans	11,380	8,332	11,447	4,298	4,927
Commercial and industrial loans	2,343	3,883	5,753	2,316	217
Consumer loans	602	420	686	750	397
Other loans	0	0	0	21	0
Total loans on non-accrual	91,296	99,996	114,837	72,498	36,001

Restructured loans on non-accrual:
Construction, land development and other land loans	2,587	2,596	0	0	0
1-4 family residential loans	435	435	0	0	0
Non-farm non-residential property loans	2,195	0	0	0	0
Commercial and industrial loans	29	0	0	0	0
Consumer loans	50	57	0	0	0
Total restructured loans	5,296	3,088	0	0	0

Total non-performing loans	96,840	103,084	114,837	72,499	36,026

Other real estate owned:
Construction, land development and other land	46,565	71,097	46,575	46,252	10,648
1-4 family residential properties	4,118	4,390	2,634	1,638	758
Multi-family residential properties	1,817	3,499	0	0	0
Non-farm non-residential properties	4,887	3,433	2,976	3,012	3,118
Total other real estate owned	57,387	82,419	52,185	50,902	14,524

Total non-performing assets	$154,227	$185,503	$167,022	$123,401	$50,550
Accruing loans 90 days or more past due as a percentage of loans and leases	0.02%	0.00%	0.00%	0.00%	0.00%
Total non-performing loans as a percentage of loans and leases	7.58%	7.45%	7.82%	4.73%	2.21%
Total non-performing assets as a percentage of loans, leases and other real estate owned	11.56%	12.66%	10.98%	7.79%	3.07%

Table 10 contains a breakdown by location of non-performing assets at December 31, 2011 and 2010.

Table 10

GEOGRAPHIC DISTRIBUTION OF NON-PERFORMING ASSETS

	Non-Performing Loans	Other Real Estate Owned	Total	Percentage of Total
December 31, 2011	(Dollars in thousands)
Central Alabama	$20,554	$18,683	$39,237	25%
South Alabama	11,090	2,775	13,865	9%
Northwest Florida	63,634	25,710	89,344	58%
Other	1,562	10,219	11,781	8%
Total	$96,840	$57,387	$154,227	100%

	Non-Performing Loans	Other Real Estate Owned	Total	Percentage of Total
December 31, 2010	(Dollars in thousands)
Central Alabama	$19,793	$17,366	$37,159	20%
South Alabama	11,662	3,319	14,981	8%
Northwest Florida	71,023	51,546	122,569	66%
Other	606	10,188	10,794	6%
Total	$103,084	$82,419	$185,503	100%

The impact of non-accrual loans on interest income over the past five years is shown in Table 11. Not included in the table are potential problem loans totaling $104.6 million at December 31, 2011 with a related allowance of $7.9 million. These loans are primarily construction and land development loans. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect BancTrust’s interests.

Table 11

INTEREST INCOME EFFECT OF NON-ACCRUAL LOANS

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Principal balance at December 31,	$96,592	$103,084	$114,837	$72,498	$36,001
Interest that would have been recorded under original terms for the year-ended December 31,	$5,936	$5,735	$7,344	$6,556	$2,374
Interest actually recorded in the financial statements for the year-ended December 31,	$614	$724	$1,567	$2,493	$1,816

Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses

Credit risk is managed mainly through compliance with credit underwriting and administration policies established by the Board of Directors and through the efforts of the credit administration function to oversee the uniform application and monitoring of these policies throughout the Company.  The first line of responsibility for the monitoring of credit quality and the assignment of risk grades based on policy guidelines to individual loans is the loan officer.  The loan review function, which reports to the Board of Directors, assesses the accuracy of risk grading and performs periodic reviews of the overall credit and underwriting process.

The evaluation of credit risk in the loan portfolio is quantified as the allowance for loan and lease losses that is reported in the Company’s financial statements.  The overall determination of the allowance for loan and lease losses involves significant judgment.  Factors that affect this judgment are reviewed quarterly in response to changing conditions.

The recorded allowance is comprised of amounts Management believes are needed for losses on criticized loans and amounts Management believes are needed to cover historical losses on homogeneous groups of loans not subject to criticism.  Historical loss factors are modified based on general economic conditions and other environmental risk factors.

Loans subject to criticism through the Company’s risk grading process totaled $237.0 million at December 31, 2011, a figure representing 18.6 percent of total loans, and a decrease of $15.7 million from December 31, 2010.  This decrease in criticized loans was primarily caused by the significant impairment charges in 2011 resulting from further declines in collateral values of impaired loans.  The range of risk grades identifies criticized loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

                Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors Management considers to raise doubt as to the borrower’s willingness and ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides updated information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral and allows us to closely monitor insufficient collateral positions and make necessary changes to loss reserve allocations. Real estate collateral is valued primarily based on outside appraisals although some real estate collateral is based on an internal evaluation.

In the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that significant discounts needed to be applied to the carrying value of OREO and that the value of collateral underlying those impaired loans was significantly less than previously estimated.  Because our classification of loans as criticized is based, in part, on the value of that underlying collateral, the principal amount of loans subject to criticism also declined.

As a result of this need to make significant additional discounts in asset values, Management concluded that a material weakness existed in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan subsequent to December 31, 2011 whereby external appraisals on impaired loans exceeding a certain threshold are required on an annual basis; external appraisals on impaired loans and other real estate owned below a certain threshold are required on a biennial basis; external appraisal reviews on appraisals exceeding a certain dollar threshold are submitted to an independent third party for review; internal evaluations will be reviewed for more robust external market data; and quarterly valuation meetings will be held to discuss current developments and potential further impairment.

The geographic concentration of criticized loans in the northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in northwest Florida is comprised of land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  As a result the underlying collateral values of loans secured by land in northwest Florida  decreased in 2011, leading to charge-offs in the northwest Florida region of approximately $25.717 million, which represented 65.6 percent of total charge-offs, during 2011.

To monitor the movement in collateral values for real properties in the northwest Florida region, Management undertook a study in 2011 to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management was able to discount prior appraisals to estimate current collateral values.  These values were then compared to current loan balances to establish a loss reserve allocation. As indicated above, Management has further implemented an action plan relating to more frequent external appraisals and independent appraisal reviews, more robust internal evaluations, and quarterly valuation meetings to discuss current market developments.

The majority of criticized loans in the Central Alabama region during 2011 were commercial real estate, mostly construction, land, and land development loans.  The majority of criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas, which also saw declines in real estate values.  Management engaged an outside consultant to analyze average deteriorations in real property values so that we could apply discounts to prior appraisals to determine current property values and to more closely monitor declines in real estate values in other geographic areas.  This analysis is being used by Management in determining loss reserve allocations for these specific loans.  Total charge-offs in the Central Alabama region were approximately $7.733 million, which represented 19.7 percent of total charge-offs during 2011.  The majority of these charge-offs were related to declines in collateral values.

Table 12 shows the composition of criticized loans at December 31, 2011 and 2010, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 53% of the total criticized loans.  Approximately 54% of criticized loans are serviced by Florida, with 68% of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

Table 12

CRITICIZED LOANS

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,856	$2,903	$4,080	$26,839
Residential construction	0	369	128	497
Commercial construction, land and land development	26,099	12,970	87,336	126,405
Other commercial real estate	13,396	9,251	19,646	42,293
Agricultural	25	0	0	25
Residential mortgage	13,207	9,184	17,089	39,480
Consumer	867	532	42	1,441
Total	$73,450	$35,209	$128,321	$236,980
Percent of total	31%	15%	54%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,087	$3,585	$3,938	$26,610
Residential construction	321	369	1,173	1,863
Commercial construction, land and land development	28,804	16,284	100,179	145,267
Other commercial real estate	9,916	10,572	16,280	36,768
Agricultural	97	0	0	97
Residential mortgage	10,560	9,184	20,784	40,528
Consumer	779	736	78	1,593
Total	$69,564	$40,730	$142,432	$252,726
Percent of total	28%	16%	56%	100%

Table 13 shows the composition of the criticized construction, land, and land development loans at December 31, 2011 and 2010, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Florida region, and are primarily land and land development loans.

Table 13

CRITICIZED CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,169	$10,169
Residential	0	369	128	497
Land development	16,909	11,023	49,715	77,647
Land	9,190	1,947	27,452	38,589
Total	$26,099	$13,339	$87,463	$126,902
Percent of total	21%	10%	69%	100%

	December 31, 2010
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$1,475	$0	$7,524	$8,999
Residential	321	369	1,173	1,863
Land development	13,786	14,297	60,604	88,687
Land	13,543	1,987	32,051	47,581
Total	$29,125	$16,653	$101,352	$147,130
Percent of total	20%	11%	69%	100%

We experienced a decline in total criticized construction, land, and land development loans from December 31, 2010 to December 31, 2011.  This decline was primarily attributable to a decline in criticized construction, land, and land development loans in the northwest Florida market primarily as a result of charge-offs and foreclosures.

The allowance for loan and lease losses represented 43.53 percent of non-performing loans and leases at December 31, 2011 and 46.50 percent of non-performing loans and leases at December 31, 2010. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.30 percent at December 31, 2011 and 3.47 percent at December 31, 2010. Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at December 31, 2011 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings, changes in borrowers' financial conditions or further declines in collateral values, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various loan categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $1.390 million, or 0.5 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.028 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans decreased $2.422 million, or 70.2 percent, from December 31, 2010 to December 31, 2011, as a result of paydowns.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $6.593 million, or 34.0 percent, from December 31, 2010 to December 31, 2011.  Management does not believe this portfolio represents a significant credit risk, because these loans are secured by the equipment being leased and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  We disburse funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $64.220 million, or 20.4 percent, from December 31, 2010 to December 31, 2011, primarily as a result of chargeoffs, foreclosures, and paydowns.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans increased $6.990 million, or 1.67 percent, from December 31, 2010 to December 31, 2011, primarily as a result of the completion of one large construction project and conversion of the underlying debt from a commercial construction loan to a commercial real estate loan.

Risk is minimized in this portfolio by requiring a review of the borrower’s financial data and verification of the borrower’s income prior to making a commitment to fund the loan.  Personal guaranties are obtained for substantially all construction loans to builders.  Personal financial statements of guarantors are obtained as part of the loan underwriting process.  For construction loans, regular site inspections are performed upon completion of each construction phase, prior to advancing additional funds for additional phases.  Commercial construction and commercial real estate lending has been curtailed over the past three years as a result of a combination of factors, including a decline in demand, lack of qualified borrowers and regulatory pressures on all banks to curtain lending in the commercial real estate market.

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences where proceeds from the sale of the collateral, a one-to-four family dwelling to be constructed, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are disbursed incrementally as phases of construction are completed.  The portfolio of residential construction loans decreased $7.236 million, or 34.9 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.

Residential Mortgage loans include conventional mortgage loans secured by one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  In addition, any new residential mortgage, regardless of amount, secured by a primary residence is required to have a current external appraisal, and the maximum loan-to-value ratio for home equity lines of credit has been lowered from 89.9 percent to 80 percent.  The portfolio of residential mortgage loans decreased $18.292 million, or 6.9 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $10.221 million, or 18.6 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily loans to municipalities to fund operating expenses where there are timing differences between when payments are due and when tax revenues are received and to fund capital projects.  The portfolio of other loans decreased $3.584 million, or 36.4 percent, from December 31, 2010 to December 31, 2011, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by breaking down the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at December 31, 2011 and 2010 for each specific category.  Commercial real estate continued to be our largest loan category at December 31, 2011, comprising 53.9 percent of total loans.  Commercial real estate also represented the majority of non-performing loans at 77.7 percent, with approximately 62.1 percent of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in the Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

Table 14

DETAILED RISK PROFILE OF LOAN PORTFOLIO

	December 31, 2011		December 31, 2010
	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans	Loans as a Percentage of Total Loans Outstanding	Non- performing Loans as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.8%	2.1%	1.7%
Churches	1.6%	0.0%	1.6%	0.0%
Hotels	5.3%	1.6%	2.3%	0.0%
Office buildings	6.7%	3.9%	6.9%	3.7%
Shopping centers	3.7%	3.6%	3.2%	1.6%
Warehouses	3.1%	1.6%	3.3%	1.1%
Convenience stores	2.2%	0.4%	2.0%	0.0%
Healthcare	1.0%	0.0%	1.4%	0.0%
Commercial development	1.2%	0.0%	2.8%	1.4%
Other owner-occupied commercial real estate	4.2%	0.9%	3.5%	1.0%
Other commercial real estate	2.5%	1.3%	3.2%	0.5%
Total Investment Property	33.6%	15.1%	32.3%	11.0%

1-4 family construction	1.1%	0.5%	1.5%	1.8%
Total 1-4 Family Properties	1.1%	0.5%	1.5%	1.8%

Land acquisition & development	10.2%	34.8%	10.8%	40.3%
Vacant land/non-development	6.5%	21.3%	7.2%	19.7%
Vacant land/future development	1.2%	5.2%	1.7%	5.8%
Farmland & timberland	1.3%	0.8%	1.0%	0.2%
Total Land Portfolio	19.2%	62.1%	20.7%	66.0%

Total Commercial Real Estate	53.9%	77.7%	54.5%	78.8%

Commercial & Industrial Portfolio	21.8%	2.5%	20.2%	3.7%
Total Commercial and Industrial Loans	21.8%	2.5%	20.2%	3.7%

Home equity	3.8%	1.0%	3.5%	1.1%
Residential mortgages	15.4%	18.1%	15.5%	15.8%
Consumer loans	3.5%	0.7%	4.0%	0.5%
Total Retail	22.7%	19.8%	23.0%	17.4%

Agricultural loans	0.1%	0.0%	0.2%	0.1%
Other loans	0.5%	0.0%	0.7%	0.0%
Equipment leases	1.0%	0.0%	1.4%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Securities

Table 15

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available for sale
U.S. Treasury securities	$100	0.83%	$407	1.00%	$0	0.00%	$0	0.00%	$507	0.97%
U.S. Government sponsored enterprises (1)	0	0.00	11,733	1.01	22,307	1.79	147,584	1.99	181,624	1.90
State and political subdivisions	890	6.28	310	6.40	125	8.02	0	0.00	1,325	6.47
Mortgage-backed securities (2)									329,853	2.54
Total securities available for sale	$990	5.73%	$12,450	1.15%	$22,432	1.83%	$147,584	1.99%	$513,309	2.32%

(1)	Includes $181.6 million in SBA loan pool bonds with floating interest rates that reprice monthly.
(2)	Mortgage-backed securities are shown only in the total as these securities have monthly principal payments.

GAAP requires that securities be classified into one of three categories: (i) held to maturity, (ii) available for sale, and (iii) trading. Securities classified as available for sale are stated at fair value. Securities are classified as available for sale if they are to be held for indefinite periods of time, such as securities Management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, changes in prepayment risks, changes in liquidity needs, the need to increase regulatory capital or other similar factors. At December 31, 2011, all of our securities were stated at estimated fair value since they were in the available for sale category. At December 31, 2011, we held no trading securities or securities classified as held to maturity.  At December 31, 2011, we owned $181.6 million in SBA loan pool bonds.  These investments are highly liquid and have little price volatility, and we use these securities to provide liquidity while earning a higher rate than overnight Federal funds.

The Company recorded an impairment charge in earnings related to potential credit loss of $400 thousand in 2009 and $200 thousand in 2011 related to one investment security. No loss was recorded in 2010. The Company has concluded that its unrealized loss position is other-than-temporary. The impairment amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Management continues to closely monitor this security. The security has an estimated fair value of $2.8 million and an unrealized loss of $736 thousand at December 31, 2011. The Company does not believe that any non-credit other-than-temporary impairments exist related to its other investment securities. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

The maturities and weighted-average yields of securities available for sale at December 31, 2011, are presented in Table 15 at amortized cost using the average stated contractual maturities. The average stated contractual maturities may differ from the average expected life because of amortized principal payments or because borrowers may have the right to call or prepay obligations. Tax equivalent adjustments, using a 35 percent tax rate, have been made when calculating yields on tax-exempt obligations.

The amortized cost and estimated fair values of investment securities available for sale at December 31, 2011, 2010 and 2009 are presented in the following table.

Table 16

AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES

	2011		2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$507	$513	$400	$405	$1,437	$1,454
U.S. Government sponsored enterprises	181,624	181,620	83,537	82,433	36,254	36,101
State and political subdivisions	1,325	1,329	2,380	2,402	14,576	14,681
Mortgage-backed securities	329,853	333,751	341,648	340,320	209,949	209,598
Total securities available for sale	$513,309	$517,213	$427,965	$425,560	$262,216	$261,834

Deposits

Total deposits at year-end 2011 decreased $53.132 million, or 2.9 percent, from year-end 2010.  Comparing 2011 to 2010, interest-bearing checking accounts increased $20.012 million, savings accounts decreased $5.457 million, money market accounts increased $33.181 million, time deposits $100,000 and over decreased $80.864 million and other time deposits decreased $52.470 million. The decreases in the two time deposit categories are a result of the Company paying off $26.677 million in brokered deposits and the Company’s efforts to lower its cost of funds by offering lower rates on deposits in these categories.  Average deposits increased from $1.773 billion in 2010 to $1.856 billion in 2011. All deposit categories experienced growth in average balances.  BancTrust does not promote deposit growth through aggressive rate campaigns, but rather relies on superior customer service and products to retain existing customers and attract new ones.

We define core deposits as total deposits less certificates of deposit of $100,000 or more. Core deposits, as a percentage of total deposits, represented 75.3 percent and 71.6 percent at year-end 2011 and 2010, respectively. However, a significant amount of our certificates of deposit which are defined in the industry as non-core, are held by long-time customers. These deposits are classified by the regulatory agencies as non-core because the amounts exceed $100,000. While our primary deposit-taking emphasis focuses on attracting and retaining core deposits from customers who will also use our other products and services, we have from time to time found it necessary to use non-core funding sources such as large certificates of deposit and other borrowed funds. This has not been the case in recent years, and we do not currently need to access additional non-core funding sources such as brokered deposits, because internally generated funds are supplying our liquidity needs. During 2011 we paid off $22 million of our FHLB borrowings and all $26.698 million of our brokered deposits.

Table 17

AVERAGE DEPOSITS

	Average for the Year
	2011		2010		2009
	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid	Average Amount Outstanding	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand deposits	$249,858		$224,411		$212,729
Interest-bearing demand deposits	531,703	0.42%	494,183	0.51%	496,429	0.62%
Savings deposits	138,489	0.39	132,521	0.68	119,823	0.79
Time deposits	935,598	1.36	921,479	1.84	896,769	2.67
Total average deposits	$1,855,648		$1,772,594		$1,725,750

Table 18 reflects maturities of time deposits of $100,000 or more at December 31, 2011. Deposits of $447.8 million in this category represented 24.7 percent of total deposits at year-end 2011, compared to $528.7 million representing 28.3 percent of total deposits at year-end 2010.

Table 18

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2011
Under 3 Months	3-6 Months	7-12 Months	Over 12 Months	Total
(Dollars in thousands)
$167,898	$91,161	$119,819	$68,914	$447,792

Short-Term Borrowings

For the years 2009 through 2011, the only significant short-term borrowing we had is the Silverton Note which is secured by the stock of our subsidiary bank.  In 2007, we obtained a $38 million three-year term loan which we used to finance a portion of the purchase price for a significant acquisition.  In December 2008 we prepaid $18 million of the loan, leaving a $20 million outstanding principal balance.  This loan was classified as long-term debt in periods prior to 2009.  The lender has, at our request, agreed several times to extend the maturity and alter the repayment schedule of this loan.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the loan.  On March 28, 2012, we entered into an agreement to again modify the terms of the Silverton Note.  The modification relieves the Company from having to make any principal payments under the note prior to maturity, which is April 16, 2013 or such earlier date as the Company completes a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the note.  The modification also requires the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the modification of the loan documents.  There is currently no default under any of the terms of this loan.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On March 21, 2012, we announced our plans to pursue a strategic merger.  Any further renewal or extension of the Silverton Note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

Our goal is to be in a net sold position overnight, and we have maintained this position for the last 3 years. We sold, on average, overnight funds of $83.6 million during 2011 while average short-term borrowings were $20.0 million. We did not access our federal funds lines in 2011 or 2010 and accessed these lines only one day in 2009.

Table 19

SHORT-TERM BORROWINGS

	2011			2010			2009
	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate	Maximum Month-End Balance	Average Balance During Year	Weighted- Average Interest Rate
	(Dollars In thousands)
Federal funds purchased	$0	$0	0.00%	$0	$0	0.00%	$0	$27	0.76%
Silverton note	20,000	20,000	4.91	20,000	20,000	5.13	20,000	20,005	5.07
Total short-term borrowings		$20,000	4.91%		$20,000	5.13%		$20,032	5.07%

FHLB Advances and Long-term Debt

We use FHLB advances as an alternative to other funding sources with similar maturities. FHLB advances are flexible and allow us to quickly obtain funding with the mix of maturities and rates that best suits our overall asset/liability management strategy. We did not access this source of funds in 2011. Our FHLB advances totaled $35.648 million at December 31, 2011 compared to $57.917 million as of December 31, 2010. We use our long-term FHLB advances primarily to fund loan originations. In the past, we replaced most of our maturing FHLB advances with new advances. We had one FHLB advance mature in 2011, which we did not replace.

All of our outstanding FHLB advances at December 31, 2011 had fixed interest rates. Note 11 to the consolidated financial statements included in this Report on Form 10-K sets forth additional information relating to outstanding balances, scheduled maturities and rates of our FHLB advances.

In 2003, we increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Financial (AL) Statutory Trust I (the “Trust”), which the Trust purchased with the $18 million proceeds of trust preferred securities it sold to investors. The note payable matures in March 2034. We are required to pay interest on the note to the Trust, and the Trust pays dividends on the trust preferred securities quarterly. The interest rate we and the Trust pay is reset quarterly at Three-Month LIBOR plus 290 basis points. We used the proceeds from the note payable to finance a portion of the purchase price for an acquisition we completed in 2003. We have had the option to repay all or part of the note payable since December 2008.

In 2006, we again increased our long-term borrowings by issuing a note payable to our wholly owned statutory trust subsidiary, BancTrust Financial Group (AL) Statutory Trust #2 (“Trust II”), which Trust II purchased with the $15 million proceeds of trust preferred securities it sold to an investor. The note payable matures in 2037. We pay interest on the note to Trust II, and Trust II pays dividends on the trust preferred securities quarterly. The interest rate we and Trust II pay is reset quarterly at Three-Month LIBOR plus 164 basis points. We used $7.5 million of the proceeds from the note payable to repay a bank loan. The remainder was used for general corporate purposes. We have had the option to repay all or part of this note payable since February 1, 2012.

We have determined that it is in the best interests of the Company and its shareholders to defer future interest payments on the Company’s two outstanding series of trust preferred securities.  This deferral is permitted under the applicable indenture for each series of trust preferred securities for up to five years without penalty or default.  This action is intended to assist BancTrust in maintaining its well-capitalized status while it explores strategic alternatives to recapitalize itself.

Contractual Obligations

Table 20 presents information about our contractual obligations at December 31, 2011.

Table 20

CONTRACTUAL OBLIGATIONS

	One Year or Less	Over One to Three Years	Four to Five Years	More Than Five Years	Total
	(Dollars in thousands)
FHLB advances and long-term debt(1)	$25,000	$2,198	$6,929	$36,412	$70,539
Operating leases	627	1,879	1,967	6,191	10,664
Tax contingencies	612	223	90	0	925
Contributions to pension plan	1,080	0	0	0	1,080
Certificates of deposit	727,866	102,608	18,520	11,030	860,024
Total	$755,185	$106,908	$27,506	$53,633	$943,232

(1)
Refer to Note 11 in the consolidated financial statements, “Federal Home Loan Bank Advances and Long-Term Debt,” for additional information about these obligations, including certain redemption features.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2011 was $19.194 million, and that sum represents the Company’s maximum credit risk. At December 31, 2011, the Company had $192 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Table 21 presents information about our off-balance sheet arrangements at December 31, 2011.

Table 21

OFF-BALANCE SHEET ARRANGEMENTS

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Lines of credit — unused	$170,327	$30,873	$5,518	$206,718
Standby letters of credit	13,799	5,395	0	19,194
Total	$184,126	$36,268	$5,518	$225,912

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

We use modeling techniques to simulate the effects various changes in market rates of interest would have on our interest income and on the fair values of our assets and liabilities. Important elements that affect the risk profile of our Statement of Condition in interest rate risk modeling include the mix of floating versus fixed rate assets and liabilities and the scheduled, as well as expected, repricing and maturing volumes and rates of assets and liabilities. Using the Interest Sensitivity Analysis presented in Table 22, applying a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities at December 31, 2011, we would expect a net increase in net interest income of $2.3 million for the year following the rate increase. Using a scenario simulating a hypothetical 100 basis point decrease, we would expect a net decrease in net interest income of $5.5 million for the year following the rate decrease. These hypothetical examples are not a precise indicator of future events or of the actual effects such rate increases or decreases would have on our financial condition and operating results. Instead, they are reasonable estimates of the results anticipated if the assumptions used in the modeling techniques were to occur.

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

At December 31, 2011, our three-month gap position (interest-earning assets divided by interest-bearing liabilities) was 91 percent, and our twelve-month cumulative gap position was 72 percent. Our three-month cumulative gap position was within the range established by Management as acceptable, but our one-year position was slightly out of the range. Our three-month gap position indicates that, in a period of rising interest rates, each $0.91 of earning assets that reprice upward during the three months would be accompanied by $1.00 in interest-bearing liabilities repricing upward during the same period. Thus, under this scenario, net interest revenue could be expected to decrease during the three-month period of rising rates, as interest expense increases would exceed increases in interest income. Likewise, our twelve-month gap position indicates that each $0.72 of interest-earning assets that reprices upward during such period would be accompanied by upward repricing of $1.00 in interest-bearing liabilities resulting in a decrease in net interest revenue. In a period of falling rates, the opposite effect might occur. While certain categories of liabilities are contractually tied to interest rate movements, most, including deposits, are subject only to competitive pressures and do not necessarily reprice directly with changes in market rates. Because rates on liabilities are near historic lows, a further decrease in rates would probably not result in an increase in net interest revenue. Management has some flexibility when adjusting rates on these products. Therefore, the repricing of assets and liabilities would not necessarily take place at the same time and in corresponding amounts.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2011. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Expected cash flows for Collateralized Mortgage Obligations and Mortgage-Backed Securities are included in the period for which principal payments are scheduled or expected to be made. Non-amortizing investment securities are included in the period in which they are scheduled to mature. Fixed-rate certificates of deposit are presented according to contractual maturity dates and variable rate certificates of deposit are included in the period in which their interest rates are eligible for adjustment.

Table 22

INTEREST SENSITIVITY ANALYSIS

	December 31, 2011
				Non-Interest Rate Sensitive Within 5 Years

	Interest Rate Sensitive Within (Cumulative)

	3 Months	3-12 Months	1-5 Years		Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans and leases(1)	$594,870	$692,216	$1,140,755	$136,335	$1,277,090
Less unearned income	0	0	0	(41)	(41)
Less allowance for loan and lease losses	0	0	0	(42,156)	(42,156)
Net loans	594,870	692,216	1,140,755	94,138	1,234,893
Investment securities(2)	192,986	242,811	451,896	61,413	513,309
Interest-bearing deposits in other financial institutions	61,942	61,942	61,942	0	61,942
Total interest-earning assets	$849,798	$996,969	$1,654,593	$155,551	$1,810,144
INTEREST-BEARING LIABILITIES
Non-interest-bearing deposits	$0	$0	$0	$257,169	$257,169
Interest-bearing demand deposits	558,199	558,199	558,199	0	558,199
Savings deposits(3)	0	0	0	136,281	136,281
Large denomination time deposits	179,847	384,223	447,667	125	447,792
Other time deposits	139,110	355,510	411,774	458	412,232
Short-term borrowings	20,000	20,000	20,000	0	20,000
FHLB advances and long-term debt	34,021	59,021	68,148	2,391	70,539
Total interest-bearing liabilities	$931,177	$1,376,953	$1,505,788	$396,424	$1,902,212
Interest rate sensitivity gap	$(81,379)	$(379,984)	$148,805
Interest-earning assets/interest-bearing liabilities	.91	.72	1.10
Interest rate sensitivity gap/interest-earning assets	(.10)	(.38)	.09

(1)	Non-accrual loans are included in the “Non-Interest Rate Sensitive Within 5 Years” category.
(2)	Expected cash flows for Collateralized Mortgage Obligations and Mortgage-Backed Securities are included in the period for which principal payments are scheduled or expected to be made.

(3)
Savings accounts are included in the “Non-Interest Rate Sensitive Within 5 Years” category. In Management’s opinion, these liabilities do not reprice in the same proportions as interest rate-sensitive assets, as they are not responsive to general interest rate changes in the economy.

Liquidity

Liquidity represents the ability of a bank to meet its funding needs with its available sources of funds. It represents our ability to meet loan commitments as well as deposit withdrawals. Liquidity is derived from both the asset side and the liability side of the Statement of Condition. On the asset side, liquidity is provided by marketable investment securities, maturing loans, interest-bearing deposits, federal funds sold and cash and cash equivalents. On the liability side, liquidity is provided by a stable base of core deposits. In addition to our ability to meet liquidity demands through current assets and liabilities, we had available at December 31, 2011, federal funds lines of credit of $30.0 million and availability on FHLB lines of credit of $11.1 million. Our availability on our existing FHLB line of credit has been adversely impacted by new collateral standards issued by the FHLB and by our higher level of non-performing assets. Our Asset/Liability Committee, which is made up of certain members of Management and the Board of Directors, monitors our liquidity position and formulates and implements, when appropriate, corrective measures in the event certain liquidity parameters are exceeded.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. BancTrust has no cash or liquidity available to it other than dividends from the Bank.  The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay dividends in the amount of $2.1 million to BancTrust in 2011, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  However, on March 21, 2012, we announced that we determined that it is in the best interests of the Company and its shareholders to defer future interest payments on the Company’s two outstanding series of trust preferred securities.  This deferral is permitted under the applicable indentures for both series of trust preferred securities for up to five years without penalty or default.  BancTrust will also cease to declare and make future dividend payments on its preferred stock held by the U.S. Treasury.  This is also a permitted deferral.  We have $1,080,000 in quarterly interest payments due over the next approximately 12 months on our $20 million Silverton Note to the FDIC as Receiver for Silverton Bank, N.A.  We have obtained the necessary regulatory approvals to enable a dividend from the Bank to the holding company to allow the holding company to establish a $1,080,000 escrow reserve to fund these payments.  This loan matures in April of 2013.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On March 21, 2012, we announced our plans to pursue a strategic merger.

Our Consolidated Statements of Cash Flows provide an analysis of cash from operating, investing, and financing activities.

Cash flows from operating activities provided $34.066 million in 2011 compared to $22.918 million provided in 2010 and $1.674 million used in 2009.

Net cash from investing activities provided $55.185 million in 2011 primarily as a result of the decrease in interest-bearing deposits and loans. Net cash used in investing activities was $242.999 million in 2010 primarily as a result of the increase in interest-bearing deposits and securities available for sale. Net cash provided by investing activities was $8.748 million in 2009.

Net cash used in financing activities was $77.192 million in 2011, primarily as a result of the decrease in deposits of $53.132 million. Net cash provided by financing activities was $208.646 million in 2010 due primarily to the increase in deposits of $211.370 million.  Net cash used in financing activities was $12.480 million in 2009, due primarily to the decrease in deposits of $9.042 million.

 The net increase in cash and cash equivalents was $12.059 million in 2011, compared to a net decrease of $11.435 million in 2010 and a net decrease of $5.406 million in 2009.

Capital Resources

Tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) was $110.763 million at December 31, 2011 compared to $159.298 million at December 31, 2010 and $156.971 million at December 31, 2009. The decrease in 2011 was caused by our net loss of $47.846 million and other comprehensive loss of $40 thousand.  At year-end 2011, our Tier 1 capital ratio was 10.48%, a decrease from 12.71% at year-end 2010, due primarily to our net loss in 2011.

On November 10, 2010, we entered into a Standby Equity Distribution Agreement (the “Standby Agreement”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC.  Pursuant to the Standby Agreement, YA Global agreed to purchase up to $15 million of newly issued common stock of the Company in increments of not more than $250 thousand weekly if notified to do so by the Company in accordance with the terms and conditions of the Standby Agreement. During 2011, we raised $705 thousand, net of issuance costs, through the sale of 296,550 shares of our common stock to YA Global pursuant to the Standby Agreement. The weighted average price per share issued was $2.53. All of the sales of shares of our common stock to YA Global pursuant to the Standby Agreement occurred during the first quarter of 2011.  Once we engaged KBW to assist us in our renewed effort to raise private capital, we elected not to request additional stock purchase from YA Global because there was a risk that KBW and/or YA Global may possess material nonpublic information.  Our shelf registration statement on Form S-3 expired in December of 2011, and we are no longer eligible to issue shares to YA Global under that shelf registration statement.  The Company does not intend to request any further purchases of stock from YA Global.

In the fourth quarter of 2008, we applied to participate in the Capital Purchase Program of the Troubled Asset Relief Program and were approved to issue preferred stock to the U.S. Treasury. We completed the sale of $50 million in preferred shares to the United States Treasury on December 19, 2008. The preferred shares pay a cumulative annual dividend at the rate of 5% for the first five years. The dividend will increase to 9% after five years if the preferred shares have not been redeemed by the Company. In conjunction with the issuance of the preferred shares, we issued the U.S. Treasury a warrant to purchase up to 730,994 shares of our common stock at $10.26 per share, which would represent an aggregate investment, if fully exercised of approximately $7.5 million in BancTrust common stock, or 15% of the investment in preferred stock. Our participation resulted in the imposition of certain restrictions including limits on executive compensation.

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

During the first quarter of 2012, the Company determined that it would cease paying dividends on its preferred stock for the near future.  Until the preferred stock dividends are brought current, we may not declare a dividend on our common stock.  If the dividend on the preferred stock is not paid for an aggregate of six dividend periods (six fiscal quarters), whether or not consecutive, the number of directors on the Company’s Board of Directors automatically increases by two, and the Treasury will elect two new directors to the Board of Directors.  The directors elected by the Treasury will continue to serve until all accrued and unpaid dividends on the preferred stock are paid.

We have determined that it is in the best interests of the Company and its shareholders to defer future interest payments on its two outstanding series of trust preferred securities.  Under the terms of the subordinated debentures, our deferral of interest payments for up to 20 consecutive quarters (through the first quarter of 2016) does not constitute an event of default under the applicable indentures for both series of trust preferred securities.  This action is intended to assist BancTrust in maintaining its well capitalized status while it explores strategic alternatives to recapitalize itself.

In December 2003, we formed the Trust. The Trust issued $18.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from the Trust’s sale of trust preferred securities by issuing junior subordinated debentures to the Trust and used the proceeds to partially finance the purchase price of CommerceSouth, Inc. In December 2006, we formed Trust I. Trust II issued $15.0 million of trust preferred securities guaranteed by BancTrust on a junior subordinated basis. We obtained the proceeds from Trust II’s sale of trust preferred securities by issuing junior subordinated debentures to Trust II and used the proceeds to repay $7.5 million of long-term debt and for general corporate purposes. Under GAAP, both the Trust and Trust II must be deconsolidated with us for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities. The Federal Reserve Board’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital. We believe that our trust preferred securities qualify under these revised regulatory capital rules and expect that we will continue to treat our $33.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to our tangible common shareholders’ equity to calculate Tier 1 capital.

Our leverage ratio, defined as Tier 1 capital divided by quarterly average assets, was 7.13% at year-end 2011 compared to 9.11% at year-end 2010. The Federal Reserve and the FDIC require bank holding companies and banks to maintain certain minimum levels of capital as defined by risk-based capital guidelines. These guidelines consider risk factors associated with various components of assets, both on and off the Statement of Condition. Under these guidelines, capital is measured in two tiers, and these capital tiers are used in conjunction with “risk-based” assets in determining “risk-based” capital ratios. Our capital ratios expressed as a percentage of total risk-adjusted assets, for Tier 1 and Total Capital were 10.48 percent and 11.75 percent, respectively, at December 31, 2011. We exceeded the minimum risk-based capital guidelines at December 31, 2011, 2010 and 2009. The minimum guidelines are shown in Table 23. (Additional information is included in Note 16 of Notes to Consolidated Financial Statements).

Table 23

RISK-BASED CAPITAL

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Tier 1 capital —
Preferred stock	$48,730	$48,140	$47,587
Tangible common shareholders’ equity	67,518	115,530	111,501
Payable to business trust	33,000	33,000	33,000
Total Tier 1 capital	$149,248	$196,670	$192,088
Tier 2 capital —
Allowable portion of the allowance for loan losses	$18,100	$19,670	$20,601
Total capital (Tier 1 and Tier 2)	$167,348	$216,340	$212,689
Risk-adjusted assets	$1,423,980	$1,547,666	$1,626,634
Quarterly average assets	2,092,542	2,158,574	1,975,164
Risk-based capital ratios:
Tier 1 capital	10.48%	12.71%	11.81%
Total capital (Tier 1 and Tier 2)	11.75%	13.98%	13.08%
Minimum risk-based capital guidelines:
Tier 1 capital	4.00%	4.00%	4.00%
Total capital (Tier 1 and Tier 2)	8.00%	8.00%	8.00%
Tier 1 leverage ratio	7.13%	9.11%	9.73%

The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels. At December 31, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 8.19%, a Tier 1 Capital to risk-weighted assets ratio of 11.98% and a total capital to risk-weighted assets ratio of 13.25%.

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

Net interest margin is net interest revenue, on a tax equivalent basis, divided by total average interest-earning assets. This ratio is a measure of our effectiveness in pricing interest-earning assets and funding them with both interest-bearing and non-interest-bearing liabilities. Our net yield in 2011, on a tax equivalent basis was 3.22 percent compared to 3.24 percent in 2010 and 2.93 percent in 2009. In recent years, an increase in the amount of loans placed on non-accrual, has reduced our net interest margin. The rapid decrease in interest rates beginning in the third quarter of 2008 was a contributing factor as well. The current high volume of non-performing assets as of December 31, 2011, reduced our net interest margin by approximately 47 to 49 basis points in 2011.  Beginning in the second quarter of 2009, as our deposit base began to stabilize after the financial industry crisis in the fall of 2008, we began reducing the rates paid on our deposits.  Also, as liquidity allowed, we increased the size of the investment portfolio beginning in 2009. These factors contributed heavily to an improvement in our net interest margin in 2010 and 2011 compared to 2009. In 2011, we continued to reduce the rates paid on deposits and increase the size of our investment portfolio while seeking to maintain sufficient liquidity. Additionally, we have been able to stabilize the yield of our loan portfolio as a result of our negotiating higher rates or floors on renewing loans.

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

Table 24

NET INTEREST REVENUE

	2011			2010			2009
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
	(Dollars in thousands)
Interest-earning assets:
Taxable securities	$512,223	2.55%	$13,063	$328,163	3.21%	$10,522	$228,476	3.98%	$9,085
Non-taxable securities	1,900	4.68	89	4,681	4.68	219	24,086	4.32	1,040
Total securities	514,123	2.56	13,152	332,844	3.23	10,741	252,562	4.01	10,125
Loans and leases(1)	1,333,074	5.04	67,157	1,423,131	5.14	73,079	1,507,864	5.01	75,559
Interest-bearing deposits	83,606	0.25	211	109,222	0.23	256	92,563	0.27	254
Total interest-earning assets	1,930,803	4.17	80,520	1,865,197	4.51	84,076	1,852,989	4.64	85,938
Non-interest-earning assets
Cash and due from banks	34,326			34,879			36,370
Premises and equipment, net	73,937			77,465			81,514
Other real estate owned, net	87,120			70,771			51,997
Other assets	55,907			63,806			46,416
Intangible assets, net	4,088			5,724			56,163
Allowance for loan and lease losses	(46,485)			(48,756)			(41,831)
Total	$2,139,696			$2,069,086			$2,083,618
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$670,192	0.42%	$2,801	$626,704	0.54%	$3,395	$616,252	0.65%	$4,036
Time deposits	935,598	1.36	12,742	921,479	1.84	16,960	896,769	2.67	23,933
Short-term borrowings	20,000	4.91	981	20,000	5.13	1,026	20,032	5.07	1,015
FHLB advances and long-term debt	81,107	2.20	1,787	92,938	2.46	2,290	93,164	3.32	3,091
Total interest-bearing liabilities	1,706,897	1.07	18,311	1,661,121	1.43	23,671	1,626,217	1.97	32,075
Non-interest-bearing liabilities
Non-interest bearing demand deposits	249,858			224,411			212,729
Other liabilities	15,782			16,730			20,914
	265,640			241,141			233,643
Shareholders’ equity	167,159			166,824			223,758
Total	$2,139,696			$2,069,086			$2,083,618
Net Interest Revenue		3.10%	$62,209		3.08%	$60,405		2.67%	$53,863
Net yield on interest-earning assets		3.22%			3.24%			2.91%
Tax equivalent adjustment		0.00			0.00			0.02
Net yield on interest-earning assets (tax equivalent)		3.22%			3.24%			2.93%

(1)
Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees of $267, $408 and $(72) for the years ended 2011, 2010 and 2009, respectively, are included in the interest amounts for loans.

Table 25 reflects the changes in our sources of taxable-equivalent interest income and expense between 2011 and 2010 and between 2010 and 2009. The variances resulting from changes in interest rates and the variances resulting from changes in volume are shown.

Tax-equivalent net interest revenue in 2011 was $1.745 million higher than in 2010, primarily caused by a $4.160 million decrease in rates earned on earning assets which was more than offset by a $5.468 million decrease in rates paid on deposits from 2010 to 2011.

Tax-equivalent net interest revenue in 2010 was $6.173 million higher than in 2009, resulting primarily from a reduction in rates on interest bearing deposits.

Table 25

ANALYSIS OF TAXABLE-EQUIVALENT INTEREST INCREASES (DECREASES)

	2011 Change From 2010			2010 Change From 2009
		Increase (Decrease) Due to(1)			Increase (Decrease) Due to(1)
	Total Change			Total
		Volume	Rate	Change	Volume	Rate
	(Dollars in thousands)
Interest revenue:
Taxable securities	$2,541	$5,398	$(2,857)	$1,437	$3,625	$(2,188)
Non-taxable securities	(189)	(189)	0	(1,190)	(1,217)	27
Total securities	2,352	5,209	(2,857)	247	2,408	(2,161)
Loans and leases	(5,922)	(4,603)	(1,319)	(2,480)	(4,276)	1,796
Deposits	(45)	(61)	16	2	42	(40)
Total	(3,615)	545	(4,160)	(2,231)	(1,826)	(405)
Interest expense:
Interest-bearing demand and savings deposits	(594)	191	(785)	(641)	57	(698)
Other time deposits	(4,218)	195	(4,413)	(6,973)	466	(7,439)
Short-term borrowings	(45)	0	(45)	11	(2)	13
FHLB advances and long-term debt	(503)	(278)	(225)	(801)	(6)	(795)
Total	(5,360)	108	(5,468)	(8,404)	515	(8,919)
Net interest revenue	$1,745	$437	$1,308	$6,173	$(2,341)	$8,514

(1)
The change in interest revenue and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

Non-Interest Revenue and Non-Interest Expense

Non-interest revenue was $20.424 million in 2011, $20.404 million in 2010 and $23.302 million in 2009. Service charges on deposit accounts decreased $995 thousand, or 13.8 percent in 2011 compared to 2010. Service charges on deposit accounts were $1.986 million lower in 2010 than 2009. The volume of non-sufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased significantly in recent years. Management believes, and recent studies indicate, that the reduction in NSF fees has resulted from the rapid increase in the banking industry of electronic debits as a percent of total debits.  Transactions resulting from debit cards, ATM transactions, automated bill payment and ACH payments rarely generate NSF fees, as transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. Some of the decrease in NSF fees might be attributable to customers more diligently monitoring their personal accounts in this period of continued economic uncertainty. The rate of decrease in NSF fees has slowed significantly in the past three quarters.

 Trust revenue was $3.557 million in 2011 compared to $3.824 million in 2010 and $3.547 million in 2009. ATM interchange fees, the largest component of other income, charges and fees, increased $149 thousand in 2011 over 2010 and $292 thousand in 2010 compared to 2009. Mortgage fee income was $1.199 million in 2011 compared to $1.386 million in 2010 and $1.289 million in 2009. Low mortgage rates have helped stimulate purchases and re-financing of existing homes in our markets, however new regulations in the mortgage industry have make it harder to process and close transactions.

Gains on the sales of investment securities were $3.882 million in 2011, $2.369 million in 2010 and $3.897 million in 2009. In the past three years we have sold investment securities in part to restructure our portfolio into securities issued by U.S. Government Agencies with lower risk weightings for capital adequacy purposes.  We have taken gains in some securities to reinvest in longer average lives so that the average life in the portfolio will be maintained. The majority of investment securities we bought were mortgage-backed securities guaranteed by U.S. Government Agencies. The Company recorded an other-than-temporary impairment charge related to one security of $200 thousand in 2011 and $400 thousand in 2009.

Table 26

NON-INTEREST REVENUE

	Year-Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Non-Interest Revenue:
Service charges on deposit accounts	$6,226	$7,221	$9,207
Trust revenue	3,557	3,824	3,547
Securities gains, net	3,682	2,369	3,497
Other income, charges and fees	6,959	6,990	7,051
Total	$20,424	$20,404	$23,302

Non-interest expense, excluding loss on other real estate, decreased $2.897 million, or 4.7% in 2011 compared to 2010. Non-interest expense, excluding loss on other real estate and goodwill impairment, decreased $5.446 million, or 8.1 percent in 2010 compared to 2009. Salary and employee benefit expense decreased $313 thousand from 2010 to 2011 and $787 thousand from 2009 to 2010. We have reduced, through efforts to streamline and consolidate functions within the Company, the number of employees from 565 at year-end 2009 to 549 at year-end 2010 and to 540 at year-end 2011. Salaries for all employees were frozen for a portion of 2009 and 2010. Since the merger with Peoples was announced in mid-2007, we have reduced approximately $6.5 million annually in salary and benefits expenses. Furniture and equipment and net occupancy expenses had a combined decrease of $436 thousand from 2010 to 2011 and $573 thousand from 2009 to 2010. Intangible amortization in 2011 decreased $1.082 from 2010 and decreased $455 thousand in 2010 from 2009. The decrease in both years is a result of the amortization of our core deposit intangible on an accelerated basis.

 Loss on other real estate, which reflects both losses on the sale of and write-downs of other real estate, in 2011 was $32.398 million compared to $2.193 million in 2010 and $11.789 million in 2009. This change in losses was largely a result of declines in the carrying value of other real estate owned.  For further discussion of the accounting policies and changes in assumptions underlying this change in carrying value, refer to “Critical Accounting Policies and Estimates,” above.

 A decrease in FDIC assessment of $904 thousand in 2011 compared to 2010 was realized because of the change by the FDIC in its method of calculating deposit insurance premiums. The decrease in FDIC assessment in 2010 of $451 thousand reflects an increase in the FDIC insurance rates and higher deposit balances in 2010. The 2009 amount included a special assessment of 5 basis points of our Bank's total assets less Tier 1 equity. The amount of the special assessment in 2009 was approximately $1.0 million.

Early in 2012, we ended our efforts to recapitalize the Company as an independent entity. This led to the expensing of $1.219 million of previously deferred costs associated with the capital raise in 2011. These deferred costs consist primarily of legal fees, accountant fees, loan analyst fees and travel cost. We expect to expense another $2.0 million in the first quarter of 2012.

Telephone and data line expense increased $139 thousand in 2011 compared to 2010. This increase is due primarily to costs associated to the relocation of our main office and Mobile operation center and also to an upgrade of our telephone system. Telephone and data line expense decreased $391 thousand in 2010 compared to 2009 as a result of the consolidation of telephone systems and certain operations. All other categories of non-interest expenses experienced decreases in 2011 compared to 2010. Legal fees remain elevated due primarily to costs associated with problem loan collection. Other real estate carrying cost, which includes property taxes, insurance and maintenance expenses, decreased from $3.4 million in 2009 to $2.0 million in 2010 and $1.9 million in 2011, despite the higher levels of other real estate owned, because the 2009 amounts included some property taxes that were paid in arrears, and because we were successful in our efforts to protest the amounts of some property tax assessments.  Over the past three years we have achieved a decrease not only in personnel costs but also in other non-interest expense categories, including advertising, data processing and stationery and office supplies by consolidating certain functions, which increased efficiencies. While we have accomplished most of our cost-reduction initiatives, our efforts will have an on-going positive impact on non-interest expense. We do anticipate some smaller additional savings from cost-reduction initiatives in 2012.

Table 27

NON-INTEREST EXPENSE

	Year-Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Non-Interest Expense:
Salaries	$21,524	$21,713	$22,681
Pension and other employee benefits	6,419	6,543	6,362
Furniture and equipment	3,454	4,102	4,241
Net occupancy	6,214	6,002	6,436
Intangible amortization	1,113	2,195	2,650
Goodwill impairment	0	0	97,367
Loss on other real estate	32,398	2,193	11,789
Loss on sale of other assets	(247)	298	382
ATM processing	976	1,248	1,306
FDIC assessments	3,206	4,110	4,561
Capital raise costs	1,219	0	0
Telephone and data line	1,895	1,756	2,147
Legal	1,269	1,731	1,588
Other real estate carrying cost	1,856	1,975	3,389
Other	9,717	9,839	11,215
Total	$91,013	$63,705	$176,114

Income Taxes

In 2011 we recorded income tax expense of $7.366 million as a result of our establishment of a valuation allowance for all of our deferred tax asset.  Accounting standards require that we establish a valuation allowance for our deferred tax asset if, based on the weight of available evidence, it is “more likely than not” that some portion or all of our deferred tax asset will not be realized. In making such judgment, significant weight is given to evidence that can be objectively verified.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and, accordingly, established a full valuation allowance for the net deferred tax asset.

In previous quarters, we considered positive evidence such as the Company’s strong earnings history, the Company being “well capitalized” from a regulatory capital perspective, the Company’s problem assets being primarily located in a particular geographic region (Florida panhandle), the Company’s future expected taxable income exclusive of reversing temporary differences,  the availability of taxable income in prior available carryback years, and certain tax planning strategies that would, if necessary, be implemented to generate taxable income. These tax planning strategies assumed the sale of certain assets with estimated fair values exceeding their respective tax basis amounts in accordance with the Company’s overall business plan.  We also considered negative evidence such as the Company’s cumulative most recent three-year loss position and the continued weakness in the economy nationally, including in the markets in which the Company operates.  At each quarter end previous to December 2011, Management determined that there existed a preponderance of positive evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized and, therefore, a valuation allowance was not required. However, in performing its analysis for the quarter ended December 31, 2011, Management determined that the negative evidence outweighed the positive evidence based on the net loss experienced during the quarter.  Accordingly, the Company established a valuation allowance of $23.671 million to reduce the net deferred tax asset to zero. If the Company’s profitability returns and continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed. The timing of the reversal of the valuation allowance is dependent upon an assessment of future events and will necessarily be based on the circumstances that exist at that future date.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$20,362	$20,640	$20,213	$19,305	$80,520
Interest expense	5,196	4,874	4,406	3,835	18,311
Net interest revenue	15,166	15,766	15,807	15,470	62,209
Provision for loan losses	3,500	5,000	6,000	17,600	32,100
Non-interest revenue	4,837	5,089	5,273	5,225	20,424
Non-interest expense	15,430	14,722	15,166	45,695	91,013
Income (loss) before income taxes	1,073	1,133	(86)	(42,600)	(40,480)
Income tax expense (benefit)	53	327	(117)	7,103	7,366
Net income (loss)	1,020	806	31	(49,703)	(47,846)
Preferred stock dividend	769	771	774	776	3,090
Net income (loss) available to common shareholders	$251	$35	$(743)	$(50,479)	$(50,936)
Basic income (loss) per share	$.01	$.00	$(.04)	$(2.82)	$(2.85)
Diluted income (loss) per share	$.01	$.00	$(.04)	$(2.82)	$(2.85)

	2010
	First	Second	Third	Fourth	Total
	(Dollars in thousands except per share amounts)
Interest revenue	$20,820	$21,232	$21,111	$20,913	$84,076
Interest expense	5,928	5,920	5,885	5,938	23,671
Net interest revenue	14,892	15,312	15,226	14,975	60,405
Provision for loan losses	2,850	3,050	3,400	3,000	12,300
Non-interest revenue	5,324	5,057	4,730	5,293	20,404
Non-interest expense	15,707	15,853	15,351	16,794	63,705
Income before income taxes	1,659	1,466	1,205	474	4,804
Income tax expense (benefit)	534	497	398	(500)	929
Net income	1,125	969	807	974	3,875
Preferred stock dividend	739	763	764	767	3,033
Net income available to common shareholders	$386	$206	$43	$207	$842
Basic income per share	$.02	$.01	$.00	$.01	$.05
Diluted income per share	$.02	$.01	$.00	$.01	$.05

Fourth Quarter Results

The Company’s fourth quarter net loss before the preferred dividend was $49.7 million in 2011 compared with net income of $974 thousand for the fourth quarter of 2010.  Net loss to common shareholders was $50.5 million, or $2.82 per diluted share, for the fourth quarter of 2011 compared with net income available to common shareholders of $207 thousand, or $0.01 per diluted share, for the fourth quarter of 2010.

Net interest revenue rose 3.3% to $15.5 million in the fourth quarter of 2011 compared with $15.0 million in the fourth quarter of 2010.  The increase was primarily the result of an increase in net interest margin to 3.25% in the fourth quarter of 2011 compared with 3.04% reported in the fourth quarter of 2010.  The growth in net interest margin was caused primarily by a lower cost of funds compared with the prior year.

Total loans were $1.28 billion at December 31, 2011, compared with $1.38 billion at December 31, 2010.  The 7.7% decrease in loans was a result of soft loan demand in certain markets, the transfer of loans to other real estate and loan charge-offs since last year.

The provision for loan and lease losses increased to $17.6 million in the fourth quarter of 2011 compared with $3.0 million in the fourth quarter of 2010, and $6.0 million in the third quarter of 2011.  The increase in the provision for loan and lease losses was a result of both the reevalution of the value of impaired loans, and value of collateral underlying impaired loans that the Company conducted throughout 2011 and the review of assets conducted by Management during the first quarter of 2012 in connection with the capital raise, which resulted in the Company’s decision to further increase its provision for loan losses in fourth quarter of 2011.  For further information on the Company’s changes to its valuation procedures made during 2011, and the reasons for the additional increases in allowance for loan and lease losses in the fourth quarter in 2011, refer to “Critical Accounting Policies and Estimates,” above.

Net charge-offs were $18.6 million for the fourth quarter of 2011 compared with $2.5 million in the fourth quarter of 2010.  The allowance for loan losses was 3.30% of total loans at December 31, 2011, compared with 3.47% at December 31, 2010.

Total non-interest revenue was $5.2 million in the fourth quarter of 2011 compared with $5.3 million in the fourth quarter of 2010.  The decline in non-interest revenue was due primarily to lower trust revenue, partially offset by an increase in securities gains.

Total non-interest expense increased $28.9 million in the fourth quarter of 2011 compared with the fourth quarter of 2010 primarily as a result of increased losses on OREO.   The increase in OREO costs was primarily caused by the Company’s decision to reduce the net carrying value of other real estate owned by $27.00 million following the in-depth review of assets conducted by Management. The Company’s expensing of $1.20 million of previously deferred costs associated with the capital raise during the fourth quarter of 2011 also contributed to the increase in non-interest expense.

The Company’s net loss in 2011 required the Company to establish a valuation allowance for its net deferred tax asset resulting in an income tax expense of $7.10 million for the quarter ended December 31, 2011.

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

Management is required to evaluate, and to report on its evaluation of, the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. Management has found the Company’s disclosure controls and procedures and its internal control over financial reporting were not effective as of December 31, 2011, and Management’s report on these items is included in Item 9A of this Annual Report on Form 10-K.

The independent registered public accounting firm of Dixon Hughes Goodman LLP has been engaged to audit the Company’s financial statements and to express an opinion as to whether the Company’s statements present fairly, in all material respects, the financial position, cash flows and the results of operations of the Company, all in accordance with accounting principles generally accepted in the United States of America. Their audit is conducted in conformity with the standards of the Public Company Accounting Oversight Board (United States) and includes procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are free of material misstatement. They also issue an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting.

The Audit Committee of the Board of Directors, composed of directors who meet the standards of independence set by the Nasdaq Stock Market, oversees Management in the exercise of its responsibility in the preparation of these statements. This committee has the responsibility to review periodically the scope, findings and opinions of the audits of the independent registered public accountants and internal auditors. Dixon Hughes Goodman LLP and the internal auditors have free access to the Audit Committee and also to the Board of Directors to meet independent of Management to discuss the internal control structure, accounting, auditing and other financial reporting concerns.

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

Management assessed the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified deficiencies, that when evaluated in combination, lead to the determination that there is a reasonable possibility that the Company’s internal controls could fail to prevent or detect a material misstatement on a timely basis as of December 31, 2011.  Accordingly, as a result of this material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.  This material weakness relates to controls surrounding the valuation, documentation, and review of impaired loans and other real estate owned at December 31, 2011.  As a result of this material weakness, management has adopted a specific action plan to address these deficiencies in internal controls which are discussed in more detail in Item 9A. Controls and Procedures.

BancTrust’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the effectiveness of BancTrust’s internal control over financial reporting as of December 31, 2011.  This report appears on page 71.

W. Bibb Lamar, Jr.
President and Chief Executive Officer

F. Michael Johnson
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited the accompanying consolidated statements of condition of BancTrust Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTrust Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal controls over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 12, 2012 expressed an adverse opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
April 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
BANCTRUST FINANCIAL GROUP, INC.

We have audited BancTrust Financial Group, Inc. and subsidiaries (BancTrust)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:  the Company did not have adequate internal controls surrounding the valuation, documentation and review of impaired loans and other real estate owned. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated April 12, 2012 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BancTrust has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancTrust as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, and our report dated April 12, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
April 12, 2012

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Condition
As of December 31, 2011 and 2010

	December 31,
	2011	2010
	(Dollars and shares in thousands except per share amounts)

ASSETS:

Cash and due from banks	$37,911	$25,852
Interest-bearing deposits	61,942	144,022
Securities available for sale	517,213	425,560
Loans held for sale	2,021	5,129
Loans and leases	1,275,028	1,378,156
Allowance for loan and lease losses	(42,156)	(47,931)
Loans and leases, net	1,232,872	1,330,225
Premises and equipment, net	71,298	75,604
Accrued income receivable	6,227	6,485
Other intangible assets, net	3,519	4,632
Cash surrender value of life insurance	17,654	17,048
Other real estate owned	57,387	82,419
Other assets	23,833	41,172
Total Assets	$2,031,877	$2,158,148

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Deposits
Interest-bearing	$1,554,504	$1,640,102
Non-interest-bearing	257,169	224,703
Total deposits	1,811,673	1,864,805
Short-term borrowings	20,000	20,000
FHLB advances and long-term debt	70,539	92,804
Other liabilities	15,383	16,609
Total Liabilities	1,917,595	1,994,218

SHAREHOLDERS’ EQUITY:
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2011 and 2010	48,730	48,140
Common stock — $.01 par value
Shares authorized — 100,000
Shares issued — 18,210 in 2011 and 17,895 in 2010	182	179
Additional paid in capital	194,636	193,901
Accumulated other comprehensive loss, net	(5,172)	(5,132)
Deferred compensation payable in common stock	949	826
(Accumulated deficit) retained earnings	(121,686)	(70,750)
Less:
Treasury stock, at cost — 256 shares in 2011 and 2010	(2,408)	(2,408)
Common stock held in grantor trust — 182 shares in 2011 and 124 shares in 2010	(949)	(826)
Total shareholders’ equity	114,282	163,930
Total Liabilities and Shareholders’ Equity	$2,031,877	$2,158,148

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
INTEREST REVENUE:
Loans and leases	$67,157	$73,079	$75,559
Investment securities — taxable	13,063	10,522	9,085
Investment securities — non-taxable	89	219	1,040
Interest-bearing deposits	211	256	254
Total interest revenue	80,520	84,076	85,938
INTEREST EXPENSE:
Deposits	15,543	20,355	27,969
FHLB advances and long-term debt	1,787	2,290	3,091
Short-term borrowings	981	1,026	1,015
Total interest expense	18,311	23,671	32,075
Net interest revenue	62,209	60,405	53,863
Provision for loan and lease losses	32,100	12,300	37,375
Net interest revenue after provision for loan and lease losses	30,109	48,105	16,488
NON-INTEREST REVENUE:
Service charges on deposit accounts	6,226	7,221	9,207
Trust revenue	3,557	3,824	3,547
Securities gains, net	3,882	2,369	3,897
Total impairment losses on securities	(1,893)	0	(1,209)
Portion of losses recognized in other comprehensive income	1,693	0	809
Net impairment losses recognized in earnings	(200)	0	(400)
Other income, charges and fees	6,959	6,990	7,051
Total non-interest revenue	20,424	20,404	23,302
NON-INTEREST EXPENSE:
Salaries	21,524	21,713	22,681
Pension and other employee benefits	6,419	6,543	6,362
Furniture and equipment expense	3,454	4,102	4,241
Net occupancy expense	6,214	6,002	6,436
Intangible amortization	1,113	2,195	2,650
Goodwill impairment	0	0	97,367
Loss on other real estate owned	32,398	2,193	11,789
Loss (gain) on sale of other assets	(247)	298	382
ATM processing	976	1,248	1,306
FDIC assessment	3,206	4,110	4,561
Capital raise costs	1,219	0	0
Telephone and data line	1,895	1,756	2,147
Legal	1,269	1,731	1,588
Other real estate carrying cost	1,856	1,975	3,389
Other expense	9,717	9,839	11,215
Total non-interest expense	91,013	63,705	176,114
(Loss) income before income taxes	(40,480)	4,804	(136,324)
Income tax expense (benefit)	7,366	929	(15,029)
Net (loss) income	(47,846)	3,875	(121,295)
Effective preferred stock dividend	3,090	3,033	3,026
Net (loss) income available to common shareholders	$(50,936)	$842	$(124,321)
Basic (loss) earnings per common share	$(2.85)	$.05	$(7.06)
Diluted (loss) income per common share	$(2.85)	$.05	$(7.06)
Weighted-average shares outstanding — basic	17,903	17,639	17,617
Weighted-average shares outstanding — diluted	17,903	17,717	17,617

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands, except per share amounts)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss, Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, December 31, 2008	$47,085	17,811	$178	$193,458	$(2,271)	$1,674	$53,346	$(2,408)	$(1,674)	$289,388
Comprehensive (loss):
Net loss							(121,295)			(121,295)
Recognized net periodic pension benefit cost					412					412
Minimum pension liability adjustment, net of taxes					454					454
Net change in fair values of securities available for sale, net of taxes					(2,363)					(2,363)
Total comprehensive (loss)										(122,792)
Dividends declared-common ($.035 per share)							(617)			(617)
Dividends-preferred							(2,507)			(2,507)
Purchase of deferred compensation treasury shares						203			(203)	0
Deferred compensation payable in common stock held in grantor trust						(1,097)			1,097	0
Cost of preferred stock issuance	(17)									(17))
Amortization of preferred stock discount	519						(519)			0
Shares issued under dividend reinvestment plan		14		115						115
Stock compensation expense				228						228
Restricted stock fully vested		65	1	(1)						0
Balance, December 31, 2009	47,587	17,890	179	193,800	(3,768)	780	(71,592)	(2,408)	(780)	163,798
Comprehensive income (loss):
Net income							3,875			3,875
Recognized net periodic pension benefit cost					299					299
Minimum pension liability adjustment, net of taxes					(399)					(399)
Net change in fair values of securities available for sale, net of taxes					(1,264)					(1,264)
Total comprehensive (loss)										2,511

(continued)

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands, except per share amounts)
(continued)

	Preferred Stock	Common Stock Shares Issued	Common Stock Par Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss, Net	Unearned/ Deferred Compensation Payable in Common Stock	Retained Earnings (Accumulated Deficit)	Treasury Stock	Common Stock Held in Grantor Trust	Total
Dividends-preferred							(2,480)			(2,480)
Purchase of deferred compensation treasury shares						191			(191)	0
Deferred compensation payable in common stock held in grantor trust						(145)			145	0
Amortization of preferred stock discount	553						(553)			0
Shares issued under dividend reinvestment plan				1						1
Stock compensation expense				96						96
Restricted stock fully vested		5		4						4
Balance, December 31, 2010	48,140	17,895	179	193,901	(5,132)	826	(70,750)	(2,408)	(826)	163,930
Comprehensive loss:
Net loss							(47,846)			(47,846)
Recognized net periodic pension benefit cost					279					279
Minimum pension liability adjustment					(6,587)					(6,587)
Net change in fair values of securities available for sale					6,268					6,268
Total comprehensive loss										(47,886)
Dividends-preferred							(2,500)			(2,500)
Purchase of deferred compensation treasury shares						141			(141)	0
Deferred compensation payable in common stock held in grantor trust						(18)			18	0
Amortization of preferred stock discount	590						(590)			0
Common stock issued		297	3	702						705
Stock compensation expense				33						33
Restricted stock fully vested		18								0
Balance, December 31, 2011	$48,730	18,210	$182	$194,636	$(5,172)	$949	$(121,686)	$(2,408)	$(949)	$114,282

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
OPERATING ACTIVITIES:
Net (loss) income	$(47,846)	$3,875	$(121,295)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation of premises and equipment	4,308	4,920	5,300
Amortization and accretion of premiums and discounts, net	3,076	1,431	199
Amortization of intangible assets	1,113	2,195	2,650
Provision for loan and lease losses	32,100	12,300	37,375
Securities gains, net	(3,882)	(2,369)	(3,897)
Other-than-temporary impairment on securities	200	0	400
Goodwill impairment	0	0	97,367
Stock compensation	33	100	228
Increase in cash surrender value of life insurance	(606)	(608)	(675)
Loss on sales and write-downs of other real estate owned, net	32,398	2,193	11,789
Loss (gain) on sales and write-downs of repossessed and other assets	(247)	298	382
Gain on sale of other loans originated for sale	(800)	(874)	(704)
Deferred income tax expense (benefit)	10,785	(2,619)	(6,743)
Change in operating assets and liabilities:
Loans originated for sale	(52,772)	(70,008)	(79,590)
Loans sold	56,680	68,700	80,274
Accrued income receivable	258	204	1,239
Other assets	6,805	2,544	(20,457)
Increase (decrease) in other liabilities	(7,537)	636	(5,516)
Net cash provided by (used in) operating activities	34,066	22,918	(1,674)
INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	82,080	(121,633)	19,987
Net decrease in loans and leases	52,696	41,393	12,666
Purchases of premises and equipment, net	(2)	(1,351)	(885)
Proceeds from sales of other real estate owned	5,946	4,147	18,103
Proceeds from maturities of securities available for sale	121,141	111,218	70,439
Proceeds from sales of securities available for sale	207,212	107,025	157,161
Purchases of securities available for sale	(413,888)	(383,798)	(268,723)
Net cash (used in) provided by investing activities	55,185	(242,999)	8,748
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(53,132)	211,370	(9,042)
Net (decrease) increase in short-term borrowings	0	0	(57)
Proceeds from FHLB advances	0	25,000	22,000
Payments on FHLB advances	(22,265)	(25,245)	(22,374)
Dividends paid	(2,500)	(2,480)	(3,008)
Proceeds from issuance of common stock	705	1	1
Net cash provided by (used in) financing activities	(77,192)	208,646	(12,480)
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	12,059	(11,435)	(5,406)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,852	37,287	42,693
CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,911	$25,852	$37,287

See accompanying notes to consolidated financial statements.

BancTrust Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

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

BASIS OF FINANCIAL STATEMENT PRESENTATION — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statement of Condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of foreclosed real estate, and the valuation of deferred tax assets.

A substantial portion of the Company’s loans are secured by real estate in the southern two-thirds of Alabama and northwest Florida. Accordingly, the ultimate collectability of that portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. The Company’s management team (“Management”) believes that the allowance for losses on loans and leases is adequate. While Management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and leases. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.

CASH AND CASH EQUIVALENTS — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are generally sold for one day periods.

Supplemental disclosures of cash flow information for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)
Cash paid (received) for:
Interest	$19,680	$23,410	$34,759
Income taxes	(6,165)	3,978	(424)
Non-cash transactions:
Transfer of loans to other real estate owned	13,312	36,574	31,175
Dividends paid in common stock	0	0	104
Fair value of restricted stock issued	0	0	50
Minimum pension liability adjustment, net of taxes	(6,587)	(399)	454
Net change in fair values of securities available for sale, net of taxes	6,268	(1,264)	(2,363)

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

LOANS AND INTEREST INCOME — Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan and lease losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans using the interest method.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES — The allowance for loan and lease losses is maintained at a level considered by Management to be sufficient to absorb losses inherent in the loan and lease portfolio. Loans and leases are charged off against the allowance for loan and lease losses when Management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. BancTrust’s determination of its allowance for loan and lease losses is determined in accordance with GAAP and regulatory guidance. The amount of the allowance for loan and lease losses and the amount of the provision charged to expense is based on periodic reviews of the portfolio, past loan and lease loss experience, assessment of specific impaired loans, current economic conditions and such other factors which, in Management’s judgment, deserve current recognition in estimating loan and lease losses.

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

The allowance for loan and lease losses is based in part on the fair value of the real estate and other collateral underlying our collateral-based loans.  The “fair value” of collateral is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the date such value is determined.  The fair value of real estate collateral is determined by Management, and that determination is necessarily based on assumptions about how market participants would price such real estate collateral.  Among the factors that Management considers when making such assumptions and determining fair value are:

●	the expected time period that the Company can hold an asset before being required to sell the asset;

●	the anticipated future recovery of the economy, both in general and within our market areas;

●	investor interest in our assets; and

●	the anticipated future economic development that will occur in our market areas.

PREMISES AND EQUIPMENT — Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. The Company periodically evaluates whether events have occurred that indicate that premises and equipment have been impaired. Measurement of any impact of such impairment is based on those assets’ fair values. No impairment losses were recorded in 2011, 2010 or 2009.

OTHER REAL ESTATE OWNED —Assets acquired through, or in lieu of, foreclosure, are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Principal and interest losses existing at the time of acquisition of such assets are charged against the allowance for loan and lease losses and interest income, respectively.  Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.  Revenue and expenses from operations with respect to other real estate owned (“OREO”) and the impact of any subsequent changes in the carrying value are included in other expenses.

The “fair value” of OREO is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the date such value is determined.  The fair value of OREO is determined by Management, and that determination is necessarily based on assumptions about how market participants would price such OREO.  This analysis is the same as discussed in “Allowance for Loan and Lease Losses” previously in this Note.

ASSETS AVAILABLE FOR SALE — In 2004, the Company purchased a parcel of land which it then sub-divided into three lots. One lot was used as a branch location. The remainder of the land was transferred to assets available for sale. One lot was sold in 2006 and the remainder of the land was sold in 2010. In 2007, the Company acquired two lots in the acquisition of the Peoples BancTrust Company, Inc. purchase that it has transferred to assets available for sale. These lots are reported at the lower of cost or fair value less any cost of disposal. The carrying amount of $249 thousand at December 31, 2011 and $1.056 million at December 31, 2010 is included in other assets.

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

INTANGIBLE ASSETS — Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or if indicators of impairment are present. Measurement of any impairment of such assets is based on the asset’s fair value, with the resulting charge recorded as a loss. In 2009, the Company recognized an impairment loss related to its goodwill of $97.367 million, which was the balance of its goodwill.  There were no impairment losses recorded in 2011 or 2010. Core deposit intangible assets acquired prior to the 2007 purchase of The Peoples BancTrust Company were amortized over seven years using the straight-line method which approximates the run-off of those deposits. Core deposit intangible assets acquired in the purchase of The Peoples BancTrust Company are being amortized over their estimated life of 15 years, using an accelerated method which approximates the run-off of those deposits.

TREASURY STOCK — Treasury stock repurchases and sales are accounted for using the cost method.

TRUST DEPARTMENT ASSETS AND INCOME — Assets held by the Trust Department in a fiduciary capacity for customers are not included in the consolidated financial statements. Fiduciary fees on trust accounts are recognized on the accrual basis.

STOCK BASED COMPENSATION — The Company has three incentive stock compensation plans, the South Alabama Bancorporation 1993 Incentive Compensation Plan (the “1993 Plan”), the South Alabama Bancorporation, Inc. 2001 Incentive Compensation Plan (the “2001 Plan”) and the BancTrust Financial Group, Inc. 2011 Incentive Compensation Plan (the “2011 Plan’). The 1993 Plan was terminated in 2001 upon the adoption of the 2001 Plan, and the 2001 Plan was terminated in 2011 upon the adoption of the 2011 Plan.  At December 31, 2011, no options were granted and outstanding under the 1993 Plan. At December 31, 2011, options for 70 thousand shares were granted and outstanding under the 2001 Plan. At December 31, 2011, no options for shares had been granted under the 2011 Plan.

The Company may grant stock awards and options for up to 500 thousand shares to employees and directors under the 2011 Plan. Through December 31, 2011, the Company has not granted any stock awards or options under the 2011 Plan. Under the 1993, 2001 and 2011 Plans, the option exercise price equals the stock’s market price at the date of grant. The options vest one year after date of issuance and expire after 10 years. The Company uses the fair-value method for accounting for stock-based employee compensation.

The Company expenses the fair value of options granted over the required service period. At December 31, 2011 and 2010, there was no unrecognized compensation expense related to unvested stock options issued by the Company and in 2011, 2010 and 2009 the Company did not expense any amount related to options granted.

A summary of the status of and changes in the Company’s issuance of restricted stock under the 1993 Plan and the 2001 Plan at December 31, 2011, 2010, and 2009 is as follows:

	2011		2010		2009
	Shares	Weighted-Avg. Fair Value Price Per Share	Shares	Weighted-Avg. Fair-Value Price Per Share	Shares	Weighted-Avg. Fair Value Price Per Share
	(Dollars and shares in thousands except per share amounts)
Outstanding at beginning of year	44	$8.14	51	$9.53	106	$17.05
Granted	0	N/A	0	N/A	14	3.52
Vested	(18)	10.35	(5)	20.95	(65)	20.40
Forfeited	(13)	4.19	(2)	9.43	(4)	10.51
Outstanding at end of year	13	$8.90	44	$8.14	51	$9.53

Restricted stock was issued with a total fair value, which was the average of the closing bid and ask price on the date of issuance, of $50 thousand for the year ended December 31, 2009. The expense for shares issued will be recognized over the required service period. Shares issued in 2009 have a required service period of 3 years for 30 thousand shares, four years for 10 thousand shares and five years for 10 thousand shares. No shares were issued in 2011 or 2010. The resulting pre-tax charge for the years ended December 31, 2011, 2010 and 2009 was approximately $33 thousand, $100 thousand and $228 thousand, respectively. At December 31, 2011, the total compensation expense related to nonvested restricted stock issued by the Company not yet recognized was $21 thousand. The Company will recognize this expense over the remaining weighted-average vesting period of 0.88 years.

A summary of the status of and changes in the stock options granted pursuant to the 1993 Plan, the 2001 Plan and the 2011 Plan at December 31, 2011, 2010, and 2009 is as follows:

	2011		2010		2009
	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share	Shares	Weighted-Avg. Exercise Price Per Share
	(Dollars and shares in thousands except per share amounts)
Outstanding at beginning of year	95	$15.25	108	$14.85	153	$15.13
Granted	0	N/A	0	N/A	0	N/A
Exercised	0	N/A	0	N/A	0	N/A
Forfeited	(25)	11.31	(13)	11.91	(45)	15.80
Outstanding at end of year	70	$16.67	95	$15.25	108	$14.85
Exercisable at end of year	70	$16.67	95	$15.25	108	$14.85
Weighted-average fair value of the options granted		N/A		N/A		N/A

A summary of the stock options outstanding, all of which are exercisable, at December 31, 2011 is as follows:

	Number of Options	Exercise Price Per Share	Remaining Contractual Life	Intrinsic Value Per Share
		(Dollars and shares in thousands except per share amounts)
	2	$9.95	0.04 years	$0.00
	5	11.68	1.07 years	0.00
	24	17.19	2.21 years	0.00
	38	17.23	2.55 years	0.00
	1	21.58	4.30 years	0.00
Total	70	$16.67	2.28 years	$0.00

No stock options were exercised during 2011, 2010 or 2009. The aggregate intrinsic value of the options outstanding, all of which were exercisable, at both December 31, 2011 and 2010 was $0. The aggregate intrinsic value of options outstanding at period-end is the market price of a share of stock on the last day of the period less the weighted-average exercise price times the number of options outstanding. The weighted-average remaining life of exercisable stock options outstanding at December 31, 2011 and 2010 was 2.28 years and 2.45 years, respectively. Shares issued upon exercise of stock options are issued from authorized but unissued shares.

RECLASSIFICATIONS — Certain reclassifications of 2010 and 2009 balances have been made to conform with classifications used in 2011. These reclassifications had no effect on shareholders’ equity or reported net income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS —In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for the presentation of fair value disclosures.  The new guidance requires disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and Level 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual and interim reporting periods beginning after December 15, 2010. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information, which was adopted by the Company on January 1, 2011.

In May 2011, the FASB issued an update to the accounting standards relating to fair value measurement for the purpose of amending current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis if certain criteria are met, increases disclosure surrounding company-determined market prices (Level 3) for financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update is effective for interim and annual periods beginning after December 15, 2011, is to be applied prospectively, and is not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it increased the amount of disclosures in the notes to the consolidated financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income, which allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December, 2011, the FASB issued another update to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income as previously established in the June 2011 update.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively.  The provisions of these updates will affect the Company’s financial statement format, but are not expected to impact the Company’s financial condition, results of operations or liquidity.

Note 2. Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average of those reserve balances for the years ended December 31, 2011 and 2010 was approximately $3.1 million and $3.2 million, respectively.

Note 3. Securities Available for Sale

The following summary sets forth the amortized cost and the corresponding fair values of investment securities available for sale at December 31, 2011 and 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2011
U.S. Treasury securities	$507	$6	$0	$513
Obligations of U.S. Government sponsored enterprises	181,624	181	185	181,620
Obligations of states and political subdivisions	1,325	4	0	1,329
Mortgage-backed securities	329,853	4,902	1,004	333,751
Total	$513,309	$5,093	$1,189	$517,213

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2010
U.S. Treasury securities	$400	$5	$0	$405
Obligations of U.S. Government sponsored enterprises	83,537	89	1,193	82,433
Obligations of states and political subdivisions	2,380	22	0	2,402
Mortgage-backed securities	341,648	2,302	3,630	340,320
Total	$427,965	$2,418	$4,823	$425,560

Securities available for sale with a carrying value of approximately $254.042 million and $175.342 million at December 31, 2011 and 2010, respectively, were pledged to secure deposits of public funds and trust deposits.

Proceeds from the sales of securities available for sale were $207.212 million in 2011, $107.025 million in 2010 and $157.161 million in 2009. Gross realized gains on the sale of these securities were $3.882 million in 2011, $2.393 million in 2010 and $3.898 million in 2009, and gross realized losses were $0 in 2011, $24 thousand in 2010 and $1 thousand in 2009.

Maturities of securities available for sale as of December 31, 2011, are as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in 1 year or less	$990	$993
Due in 1 to 5 years	12,450	12,499
Due in 5 to 10 years	22,432	22,424
Due in over 10 years	147,584	147,546
Mortgage-backed securities	329,853	333,751
Total	$513,309	$517,213

The following table shows the Company’s combined gross unrealized losses and fair values on investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$69,852	$166	$6,207	$19	$76,059	$185
Obligations of states and political subdivisions
Mortgage-backed securities	57,615	268	2,789	736	60,404	1,004
Total	$127,467	$434	$8,996	$755	$136,463	$1,189

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. Government sponsored enterprises	$56,633	$1,193	$0	$0	$56,633	$1,193
Mortgage-backed securities	120,936	2,849	3,556	781	124,492	3,630
Total	$177,569	$4,042	$3,556	$781	$181,125	$4,823

At December 31, 2011, the Company had 12 investment securities that were in an unrealized loss position or impaired for the less than 12 months' time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months' time frame. The Company has one bond whose impairment is deemed to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.4 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company has credit support from subordinate tranches of this security, but the Company has concluded that a portion of its unrealized loss position is other-than-temporary. Accordingly, the Company recorded impairment charges related to potential credit loss of $400 thousand in 2009 and $200 thousand in 2011 on this security.  No impairment charges were recorded in 2010.  The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company has recorded $736 thousand and $781 thousand in accumulated other comprehensive loss (pretax) related to this security at December 31, 2011 and 2010, respectively.   Management will continue to closely monitor this security. The security has an estimated fair value of $2.789 million and represents 97.5 percent of the unrealized losses at December 31, 2011 in the greater than 12 months category. The fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed as a result of current market conditions and not because of credit concerns related to the issuers of the securities. The Company does not believe any non-credit other-than-temporary impairments exist related to these investment securities.  As of December 31, 2011, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company’s investment securities recognized in earnings for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance of credit losses previously recognized in earnings	$400	$400	$0
Amount related to credit loss for securities for which an other-than-
temporary impairment was not previously recognized in earnings	0	0	400
Amount related to credit loss for securities for which an other-than-
temporary impairment was recognized in earnings	200	0	0
Ending balance of cumulative credit losses recognized in earnings	$600	$400	$400

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$278,032	$279,422
Agricultural	1,028	3,450
Equipment leases	12,814	19,407
Total commercial, financial and agricultural	291,874	302,279

Commercial real estate:
Commercial construction, land and land development	250,859	315,079
Other commercial real estate	424,690	417,700
Total commercial real estate	675,549	732,779

Residential real estate:
Residential construction	13,509	20,745
Residential mortgage	245,180	263,472
Total residential real estate	258,689	284,217

Consumer, installment and single pay:
Consumer	44,713	54,934
Other	6,265	9,849
Total consumer, installment and single pay	50,978	64,783

Total loans and leases	1,277,090	1,384,058
Less unearned discount leases	(1,173)	(2,032)
Less deferred cost (unearned loan fees), net	1,132	1,259
Total loans and leases, net	$1,277,049	$1,383,285

The category commercial, financial and agricultural includes commercial equipment leases of $12.814 million at December 31, 2011 and $19.407 million at December 31, 2010. These leases were acquired in the acquisition of The Peoples Bank and Trust Company.

Loans include loans held for sale of $2.021 million at December 31, 2011 and $5.129 million at December 31, 2010 which are accounted for at the lower of cost or market value, in the aggregate.

In the normal course of business, the Bank makes loans to directors, executive officers, significant shareholders and their affiliates (related parties). Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to BancTrust, and in Management’s opinion do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans was $43.730 million at December 31, 2011 and $42.287 million at December 31, 2010. During 2011, $118.683 million of new related party loans and advances were made, and principal repayments totaled $117.240 million. Outstanding commitments to extend credit to related parties totaled $13.949 million at December 31, 2011.

The following section describes the composition of the various loan categories in our loan portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $1.390 million, or 0.5 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.028 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans decreased $2.422 million, or 70.2 percent, from December 31, 2010 to December 31, 2011, as a result of paydowns.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $6.593 million, or 34.0 percent, from December 31, 2010 to December 31, 2011.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased and are the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction, land loans, and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $64.220 million, or 20.4 percent, from December 31, 2010 to December 31, 2011, primarily as a result of chargeoffs, foreclosures, and paydowns.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans increased $6.990 million, or 1.67 percent, from December 31, 2010 to December 31, 2011, primarily as a result of the completion of one large construction project and conversion of the underlying debt from a commercial construction loan to a commercial real estate loan.

Risk is minimized in this portfolio by requiring a review of the borrower’s financial data and verification of the borrower’s income prior to making a commitment to fund the loan.  Personal guaranties are obtained for substantially all construction loans to builders.  Personal financial statements of guarantors are obtained as part of the loan underwriting process.  For construction loans, regular site inspections are performed upon completion of each construction phase, prior to advancing additional funds for additional phases.  Commercial construction and commercial real estate lending has been curtailed over the past three years as a result of a combination of factors, including a decline in demand, lack of qualified borrowers and regulatory pressures on all banks to curtail lending in the commercial real estate market.

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed single family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past two to three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans decreased $7.236 million, or 34.9 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $18.292 million, or 6.9 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns, foreclosures, and charge-offs.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $10.221 million, or 18.6 percent, from December 31, 2010 to December 31, 2011, primarily as a result of paydowns.  Repossessions and chargeoffs have been minimal in this portfolio since December 31, 2010.

Other loans comprise primarily loans to municipalities to fund operating expenses due to timing differences and capital projects.  The portfolio of other loans decreased $3.584 million, or 36.4 percent, from December 31, 2010 to December 31, 2011, as a result of paydowns.

NON-ACCRUAL LOANS.  At December 31, 2011 and 2010, non-accrual loans, which includes non-accruing restructured loans, totaled $96.592 million and $103.084 million, respectively. The amount of interest income that would have been recorded, if these non-accrual loans had been current in accordance with their original terms, was $5.936 million in 2011, $5.735 million in 2010, and $7.344 million in 2009. The amount of interest income actually recognized on these loans was $614 thousand in 2011, $724 thousand in 2010 and $1.567 million in 2009. At December 31, 2011 and 2010, performing restructured loans totaled $7.253 million and $3.430 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans decreased from December 31, 2010 to December 31, 2011 primarily as a result of loan charge-offs.  Subprime residential loans are not included in the following table as the Bank does not engage in subprime lending. Year-end non-accrual loans, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL

	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$2,372	$3,883
Commercial real estate:
Construction, land and land development	59,382	69,349
Other	15,275	10,105
Consumer	651	477
Residential:
Construction	497	1,864
Mortgage	18,415	17,406
Total non-accrual loans	$96,592	$103,084

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 and 2010, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
December 31, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$2,288	$2,372	$4,660	$287,214	$291,874	$0
Commercial real estate:
Construction, land and land development	1,493	59,382	60,875	189,984	250,859	0
Other	3,687	15,275	18,962	405,728	424,690	0
Consumer	546	651	1,197	49,781	50,978	0
Residential
Construction	0	497	497	13,012	13,509	0
Mortgage	5,954	18,663	24,617	220,563	245,180	248
Total	$13,968	$96,840	$110,808	$1,166,282	$1,277,090	$248

December 31, 2010
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,088	$3,883	$4,971	$297,308	$302,279	$0
Commercial real estate:
Construction, land and land development	3,002	69,349	72,351	242,728	315,079	0
Other	5,608	10,105	15,713	401,987	417,700	0
Consumer	667	477	1,144	63,639	64,783	0
Residential
Construction	0	1,864	1,864	18,881	20,745	0
Mortgage	2,690	17,406	20,096	243,376	263,472	0
Total	$13,055	$103,084	$116,139	$1,267,919	$1,384,058	$0

IMPAIRED LOANS.  Loans are considered impaired when, based on current information, it is probable that all amounts contractually due, including scheduled principal and interest payments, are not likely to be collected. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. All loans placed on non-accrual status are considered to be impaired.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

At December 31, 2011 and 2010, the recorded investments in loans that were considered to be impaired were $96.423 million and $100.835 million, respectively. Included in this amount is $30.549 million in 2011 and $66.539 million in 2010 of impaired loans for which the related allowance for loan losses is $7.315 million in 2011 and $17.044 million in 2010. The amounts of impaired loans that did not have specific allowances for loan losses were $65.874 million in 2011 and $34.296 million in 2010. Partial charge-offs of impaired loans that did not have specific allowances for loan losses were $25.624 million in 2011 and $2.183 million in 2010. Management continued its process of charging off specific loan loss reserve allocations on impaired loans, with a significant portion of these charge-offs occurring in the Fourth Quarter of 2011.  The average recorded investment amounts in impaired loans during the years ended December 31, 2011, 2010 and 2009 were approximately $103.872 million, $107.642 million and $115.569 million, respectively.

IMPAIRED LOANS December 31, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$652	$7
Commercial real estate construction,
land and land development	60,974	21,233	39,741	0	28,959	200
Commercial real estate other	18,073	2,235	15,838	0	11,180	372
Consumer	0	0	0	0	0	0
Residential construction	128	0	128	0	790	0
Residential mortgage	11,492	1,796	9,696	0	8,645	59
Total	91,498	25,624	65,874	0	50,226	638

With a related allowance recorded:
Commercial, financial and agricultural	1,618	696	922	206	1,252	5
Commercial real estate construction,
land and land development	23,668	2,488	21,180	4,446	41,023	156
Commercial real estate other	2,798	0	2,798	333	4,562	68
Consumer	125	6	119	60	183	0
Residential construction	369	0	369	11	441	0
Residential mortgage	5,255	94	5,161	2,259	6,185	36
Total	33,833	3,284	30,549	7,315	53,646	265

Total commercial	107,962	27,012	80,950	4,985	87,628	808
Total consumer	125	6	119	60	183	0
Total residential	17,244	1,890	15,354	2,270	16,061	95
Total Impaired Loans	$125,331	$28,908	$96,423	$7,315	$103,872	$903

IMPAIRED LOANS December 31, 2010
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$878	$0	$878	$0	$1,037	$40
Commercial real estate construction,
land and land development	19,851	1,351	18,500	0	23,430	95
Commercial real estate other	6,159	0	6,159	0	9,097	94
Consumer	0	0	0	0	0	0
Residential construction	1,787	0	1,787	0	1,565	10
Residential mortgage	7,804	832	6,972	0	5,515	49
Total	36,479	2,183	34,296	0	40,644	288

With a related allowance recorded:
Commercial, financial and agricultural	2,292	0	2,292	1,140	2,852	1
Commercial real estate construction,
land and land development	52,928	3,317	49,611	13,121	46,993	276
Commercial real estate other	6,749	0	6,749	636	7,336	198
Consumer	53	0	53	27	50	3
Residential construction	726	0	726	68	741	0
Residential mortgage	7,184	76	7,108	2,052	9,026	49
Total	69,932	3,393	66,539	17,044	66,998	527

Total commercial	88,857	4,668	84,189	14,897	90,745	704
Total consumer	53	0	53	27	50	3
Total residential	17,501	908	16,593	2,120	16,847	108
Total Impaired Loans	$106,411	$5,576	$100,835	$17,044	$107,642	$815

CREDIT QUALITY INDICATORS.  A risk grading matrix is utilized to assign a risk grade to each loan.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the 9 risk grades follows:

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

●
Grade 9 – This grade includes “loss” loans that are considered uncollectible and of such little value that their continued reporting as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be realized in the future.

The Bank did not have any loss (grade 9) loans at December 31, 2011 or December 31, 2010.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity, at December 31, 2011 and 2010.  These tables reflect continuing issues with credit quality in the construction, land and land development portfolio.  The total consumer loan portfolio declined from December 31, 2010 to December 31, 2011 as a result of a decrease in consumer loan demand caused primarily by standardization of consumer loan pricing within the Company.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate- Construction, Land and Land Development		Commercial Real Estate-Other
	December 31,
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Excellent	$6,299	$6,587	$281	$296	$1,520	$2,345
Guideline	72,836	84,378	18,346	21,450	99,354	118,051
Satisfactory	74,984	77,401	21,721	18,824	116,696	130,520
Low satisfactory	110,891	107,207	83,910	129,242	164,826	130,016
Special mention	14,833	15,700	9,107	17,811	12,996	11,980
Substandard	12,031	10,980	117,494	127,456	29,298	24,766
Doubtful	0	26	0	0	0	22
Loss	0	0	0	0	0	0
Total	$291,874	$302,279	$250,859	$315,079	$424,690	$417,700

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Prime
	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Grade:
Pass	$13,012	$18,881	$205,700	$222,943
Special mention	0	0	8,841	10,334
Substandard	497	1,864	30,452	30,100
Doubtful	0	0	187	95
Total	$13,509	$20,745	$245,180	$263,472

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	December 31,
	2011	2010
	(Dollars in thousands)
Grade:
Performing	$50,327	$64,306
Non-performing	651	477
Total	$50,978	$64,783

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category for the years ended December 31, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
December 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	2,415	33,990	2,362	458	0	39,225
Recoveries	586	523	95	146	0	1,350
Provision charged to operating expense	1,551	25,316	3,312	5	1,916	32,100
Allowance for loan and lease losses -
Balance at end of year	$5,151	$23,280	$7,714	$583	$5,428	$42,156

Period-end amount allocated to:
Loans individually evaluated for impairment	$206	$4,779	$2,270	$60	$0	$7,315
Other loans not individually evaluated	4,945	18,501	5,444	523	5,428	34,841
Ending balance	$5,151	$23,280	$7,714	$583	$5,428	$42,156

Loans individually evaluated for impairment	$1,393	$79,557	$15,354	$119	$0	$96,423
Other loans not individually evaluated	290,481	595,992	243,335	50,859	0	1,180,667
Ending balance	$291,874	$675,549	$258,689	$50,978	$0	$1,277,090

December 31, 2010
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of year	$5,631	$29,926	$6,593	$1,006	$2,749	$45,905
Charge-offs	1,085	6,196	3,082	603	0	10,966
Recoveries	196	101	55	340	0	692
Provision charged to operating expense	687	7,600	3,103	147	763	12,300
Allowance for loan and lease losses –
Balance at end of year	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,140	$13,757	$2,120	$27	$0	$17,044
Other loans not individually evaluated	4,289	17,674	4,549	863	3,512	30,887
Ending balance	$5,429	$31,431	$6,669	$890	$3,512	$47,931

Loans individually evaluated for impartment- ending balance	$3,170	$81,019	$16,593	$53	$0	$100,835
Other loans not individually evaluated	299,109	651,760	267,624	64,730	0	1,283,223
Ending balance	$302,279	$732,779	$284,217	$64,783	$0	$1,384,058

TROUBLED DEBT RESTRUCTURINGS.  The following table presents a breakdown of TDRs that occurred during the year ended December 31, 2011 by loan class and whether the loan remains on accrual or nonaccrual status.  All of the TDRs that occurred during the time periods presented below included concessions relating to extended payment terms. No concessions were made to lower interest rates to a below market rate.

(Dollars in thousands)	Year Ended December 31, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Accruing Loans
Commercial, financial and agricultural	0	$0	$0
Commercial real estate:
Commercial construction, land and land development	1	1,973	1,973
Other commercial real estate	3	3,055	3,055
Residential:
Residential construction	0	0	0
Residential mortgage	5	785	785
Consumer	2	14	14
Total	11	$5,827	$5,827
Nonaccrual Loans
Commercial, financial and agricultural	1	$30	$30
Commercial real estate:
Commercial construction, land and land development loans	1	23	23
Other commercial real estate	1	2,518	2,518
Residential:
Residential construction	0	0	0
Residential mortgage	0	0	0
Consumer	4	40	40
Total	7	$2,611	$2,611

Total
Commercial, financial and agricultural	1	$30	$30
Commercial real estate:
Commercial construction, land and land development	2	1,996	1,996
Other commercial real estate	4	5,573	5,573
Residential:
Residential construction	0	0	0
Residential mortgage	5	785	785
Consumer	6	54	54
Total	18	$8,438	$8,438

During the year ended December 31, 2011, there were no TDRs made that subsequently defaulted during the period.  Once a loan has been modified as a TDR, it is considered an impaired loan.  A specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.

The following table presents the total recorded investment in loans that prior to adoption of Accounting Standards Update No. 2011-02 would not have been considered impaired loans, for the year ended December 31, 2011.  These loans represent accruing TDRs for which an extended payment term concession was granted.

(Dollars in thousands)	Year Ended December 31, 2011
	Number of Loans	Recorded Investment	Loan Loss Reserve Allocation

Commercial, financial and agricultural	0	$0	$0
Commercial real estate:
Commercial construction, land and land development	0	0	0
Other commercial real estate	2	4,546	205
Residential:
Residential construction	0	0	0
Residential mortgage	0	0	0
Consumer	0	0	0
Total	2	$4,546	$205

OTHER REAL ESTATE OWNED.  A summary of other real estate owned follows:

	December 31,
	2011	2010
	(Dollars in thousands)

Construction, land development, lots and other land	$46,565	$71,097
1-4 family residential properties	4,118	4,390
Multi-family residential properties	1,817	3,499
Non-farm non-residential properties	4,887	3,433
Total other real estate owned	$57,387	$82,419

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where the Company does business.  This slowdown, together with other factors (as discussed in Note 1, above) have resulted in a substantial decrease in the value of the Company’s other real estate owned.  This decrease in value has materially and adversely affected the Company’s earnings and capital.  If real estate values in the Company’s markets remain depressed or decline further, the Company could experience further adverse effects. Other real estate owned activity is summarized as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Balance at the beginning of the year	$82,419	$52,185
Loan foreclosures	13,312	36,574
Property sold	(5,946)	(4,147)
Losses on sale and write-downs	(32,398)	(2,193)
Balance at the end of the year	$57,387	$82,419

Note 5. Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses during 2011, 2010 and 2009 was as follows:

(Dollars in thousands)	2011	2010	2009
Balance at the beginning of the year	$47,931	$45,905	$30,683
Provision charged to operating expense	32,100	12,300	37,375
Loans charged off	(39,225)	(10,966)	(23,387)
Recoveries	1,350	692	1,234
Balance at the end of the year	$42,156	$47,931	$45,905

Note 6. Premises and Equipment

Premises and equipment are summarized as follows:

		December 31,
	Estimated Lives	2011	2010
	(Dollars in thousands)

Land and land improvements		$21,819	$22,374
Bank buildings and improvements	7-40 years	60,916	62,228
Furniture, fixtures and equipment	3-10 years	17,694	17,119
Leasehold improvements	Lesser of lease period or estimated useful life	950	2,544
Total		101,379	104,265
Less accumulated depreciation and amortization		30,081	28,661
Premises and equipment, net		$71,298	$75,604

The provision for depreciation and amortization charged to operating expense was $4.308 million in 2011, $4.920 million in 2010 and $5.300 million in 2009.

Note 7. Goodwill and Intangible Assets

The Company had no goodwill on its Statement of Condition at December 31, 2011 or 2010. During 2009, the Company determined that all of its goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million to write off all of its goodwill.

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. If the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.

The Company completed its annual test of goodwill for impairment as of September 30, 2008 which test indicated that none of the Company's goodwill was impaired. Management updated its test for impairment of goodwill at December 31, 2008, in response to the decline in the price of our common stock and net earnings in the fourth quarter of 2008. The results of this test indicated that none of the Company's goodwill was impaired. At March 31, 2009, in response to an additional decline in the price of our common stock and the net loss in the first quarter of 2009, Management again tested for impairment of goodwill. The results of this test indicated that none of the Company's goodwill was impaired.

At June 30, 2009, the Company again tested its goodwill for impairment in response to the further decline in the value of the Company's stock and the net loss in the second quarter of 2009.   The fair value of our enterprise at June 30, 2009 was determined using two methods. The first was a market approach based on the actual market capitalization of the Company, adjusted for a control premium. The second was an income approach based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. Both methods were used to estimate the fair value of the Company, and these methodologies were materially and fundamentally consistent with our assessments prior to 2009. These two methods provided a range of valuations that Management used in evaluating goodwill for possible impairment. At March 31, 2009 and June 30, 2009, Management determined that the carrying amount of the Company's sole reporting unit exceeded its fair value, and Management performed a second step analysis to compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The results of this second step analysis at March 31, 2009, supported the carrying amount of our goodwill, and, therefore, no impairment loss was recorded at March 31, 2009. The results of this second step analysis at June 30, 2009, indicated that all of the Company's goodwill was impaired, and, therefore, the Company recorded a charge of $97.367 million in the second quarter of 2009 to write off all of its goodwill.

The Company's stock price at March 31, 2009, was $6.31 per share. At June 30, 2009, the Company's stock price had declined 53 percent to $2.98 per share. Additionally, the average stock price for the quarter had declined 38 percent from $8.06 per share from the first quarter of 2009 to $4.97 per share for the second quarter of 2009.  The values determined using the discounted cash flow model decreased by approximately $79.5 million from March 31, 2009 to June 30, 2009, primarily as a result of the increase in the projected loss for the year 2009 and the use of a higher discount rate. The Company used a higher discount rate of 19.49 percent at June 30, 2009 versus 16.00 percent at March 31, 2009 for the June 30, 2009 testing to compensate for increased risk because of the higher levels of non-performing loans, higher loan charge-offs and the continued weakness in our Florida market. These decreases led to a lower estimated fair value of equity at June 30, 2009 compared to March 31, 2009.

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

The Company’s intangible assets subject to amortization were $3.519 million at December 31, 2011 and $4.632 million at December 31, 2010 with an original cost of $16.450 million at both December 31, 2011 and 2010 and with accumulated amortization of $12.931 million at December 31, 2011 and $11.818 million at December 31, 2010. Amortization expense for core deposit intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.113 million, $2.195 million and $2.650 million, respectively. Intangible assets totaling $5.241 million were amortized over seven years and were fully amortized at December 31, 2011 and 2010. Intangible assets totaling $11.209 million are amortized over fifteen years, with a remaining amortization period of eleven years.

At December 31, 2011, the Company’s core deposits amortization expense is projected to be:

(Dollars in thousands)
2012	$861
2013	$668
2014	$521
2015	$406
2016	$314
2017-2022	$749

Note 8. Derivatives

Management reviewed all interest rate lock commitments outstanding at December 31, 2011 and determined that the amount that would have been recognized in earnings is not material.

Note 9. Deposits

The following summary presents the detail of interest-bearing deposits:

	December 31,
	2011	2010
	(Dollars in thousands)

Interest-bearing checking accounts	$328,678	$308,666
Savings accounts	136,281	141,738
Money market savings accounts	229,521	196,340
Time deposits ($100,000 or more)	447,792	528,656
Other time deposits	412,232	464,702
Total	$1,554,504	$1,640,102

The following summary presents the detail of interest expense on deposits:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest-bearing checking accounts	$921	$1,129	$1,355
Savings accounts	546	870	947
Money market savings accounts	1,334	1,396	1,734
Time deposits ($100,000 or more)	6,729	9,173	12,529
Other time deposits	6,013	7,787	11,404
Total	$15,543	$20,355	$27,969

The following table reflects maturities of time deposits at December 31, 2011:

	Less Than 1 Year	1 to 5 Years	6 to 10 Years	Total
	(Dollars in thousands)
$100,000 or more	$378,878	$63,944	$4,970	$447,792
Other time deposits	348,988	57,184	6,060	412,232
Total	$727,866	$121,128	$11,030	$860,024

Note 10. Short-Term Borrowings

The Company classifies borrowings with original maturities of less than one year as short-term borrowings.

The following is a summary of short-term borrowings:

	December 31,
	2011	2010
	(Dollars in thousands)
Silverton Note	$20,000	$20,000
Total	$20,000	$20,000
Weighted-average interest rate at year-end	5.27%	4.76%
Weighted-average interest rate on amounts outstanding during the year (based on average of
daily balances)	4.91%	5.13%

Information concerning the Silverton Note is summarized as follows:

	2011	2010	2009
	(Dollars in thousands)
Average balance during the year	$20,000	$20,000	$20,005
Average interest rate during the year	4.91%	5.13%	5.07%
Maximum month-end balances during the year	$20,000	$20,000	$20,000
Interest rate at December 31,	5.27%	4.76%	4.73%

In 2007, the Company obtained a $38 million loan (the “Silverton Note”) which we used to finance a portion of the purchase of The Peoples BancTrust Company, Inc.  In December 2008, the Company prepaid $18 million of the Silverton Note, leaving a $20 million outstanding principal balance.  This loan was classified as long-term debt in periods prior to 2009.  The lender has, at the Company’s request, agreed several times to extend the maturity and alter the repayment schedule of this loan.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the loan.  On March 28, 2012, the Company entered into an agreement to again modify the terms of the loan.  The modification relieves the Company from having to make any principal payments under the note prior to maturity, which is April 16, 2013 or such earlier date as the Company completes a transaction of the type requiring the lender’s consent pursuant to Section 5.04 of the Loan Agreement, such as a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the note.  The modification also requires the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the Modification of Loan Documents. The Company has available and will escrow funds sufficient to make the four remaining required interest payments on the note, but absent an infusion of cash at the holding company level through a strategic merger or other source, it does not have the ability to repay the Silverton Note.  Therefore, BancTrust must complete a strategic merger, raise additional capital or issue debt in a sufficient amount to enable repayment, or renew or extend the Silverton Note prior to its maturity.  Any renewal or extension of the note would require FDIC approval, and the Company can give no assurance that such approval will be granted.  In addition, the Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt. Management is currently seeking a strategic merger partner to enable repayment of the Silverton Note.  Failure to timely repay, modify or replace this note would have a material adverse effect on the Company. There is currently no default under any of the terms of this loan.

Note 11. Federal Home Loan Bank Advances and Long-Term Debt

The following summary presents the detail of interest expense on FHLB advances and long-term debt:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances	$877	$1,370	$1,951
Notes payable to trust preferred subsidiaries	909	919	1,139
Other	1	1	1
Total	$1,787	$2,290	$3,091

The following is a summary of FHLB advances and long-term borrowings:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
FHLB advances	$35,648	$57,917
Notes payable to trust preferred subsidiaries	34,021	34,021
Other	870	866
Total	$70,539	$92,804

FHLB borrowings are summarized as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at the end of the year	$35,648	$57,917	$58,164
Average balance during the year	46,217	58,051	58,291
Maximum month-end balances during the year	57,888	58,153	58,438
Daily weighted-average interest rate during the year	1.90%	2.36%	3.32%
Weighted-average interest rate at year-end	1.91%	1.88%	2.90%

The Company is a member of the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2011 and 2010, the Company had FHLB borrowings outstanding of $35.648 million and $57.917 million, respectively. The FHLB advances are secured by the Bank’s investment in FHLB stock, which totaled $5.511 million at December 31, 2011 and $6.513 million at December 31, 2010, by an interest-bearing deposit at the FHLB of $200 thousand at both December 31, 2011 and 2010, and also by a blanket floating lien on portions of the Bank’s real estate loan portfolio which totaled $68.779 million at December 31, 2011. These borrowings bear interest rates from 0.08 percent to 6.95 percent and mature from 2012 to 2026. The FHLB advances require quarterly or monthly interest payments. If called prior to maturity, replacement funding will be offered by the FHLB at the then current rate.

In 2003, the Company created a business trust to issue trust preferred securities to finance a portion of a previous bank acquisition. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $18.557 million. This junior subordinated debenture matures in 2033 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 290 basis points. The Company has the option to repay this junior subordinated debenture. This junior subordinated debenture has covenants commonly associated with such borrowings, and the Company was in compliance with these covenants at December 31, 2011 and 2010. In December of 2006, the Company created a business trust to issue trust preferred securities to pay off a $7.500 million loan from an unrelated bank and for general corporate purposes. This trust is not consolidated pursuant to GAAP, and the trust’s sole asset is a junior subordinated debenture from the Company in the amount of $15.464 million. This junior subordinated debenture matures in 2037 and requires quarterly interest payments. This junior subordinated debenture has a floating rate based on three month LIBOR plus 164 basis points. The Company has the option to repay this junior subordinated debenture on or after January 30, 2012. This junior subordinated debenture has covenants generally associated with such borrowings, and the Company was in compliance with these covenants at December 31, 2011 and 2010. BancTrust has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s obligation under its guaranties is unsecured and subordinate to senior and subordinated indebtedness of the Company. BancTrust typically relies on dividends from the Bank to fund its payments on its junior subordinated debentures. The Bank is currently unable to pay dividends without regulatory approval, and BancTrust is unable to make payments on its junior subordinated debentures without regulatory approval.

 The junior subordinated debentures are summarized as follows:
	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at the end of the year	$34,021	$34,021	$34,021
Average balance during the year	34,021	34,021	34,021
Maximum month-end balances during the year	34,021	34,021	34,021
Daily weighted-average interest rate during the year	2.67%	2.62%	3.35%
Weighted-average interest rate at year-end	2.83%	2.70%	2.59%

The following table reflects maturities of long-term debt at December 31, 2011:

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
FHLB advances	$25,000	$9,127	$1,250	$271	$35,648
Notes payable to trust preferred subsidiaries	0	0	0	34,021	34,021
Other long-term debt	0	0	0	870	870
Total	$25,000	$9,127	$1,250	$35,162	$70,539

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

BancTrust is increasing its carrying value of the preferred shares to their redeemable value over 5 years using the constant yield method. This increase in carrying value decreased net income available to common shareholders by $590 thousand in 2011, $553 thousand in 2010 and by $519 thousand in 2009 and will decrease net income available to common shareholders by approximately  $629 thousand in 2012, and $641 thousand in 2013. Dividends payable on the preferred shares decreased net income available to common shareholders by $2.5 million in 2011, 2010 and 2009 and will decrease net income available to common shareholders by approximately $2.5 million for the years 2012 and 2013.

BancTrust typically relies on dividends from the Bank to fund the dividends on its preferred stock held by the U.S. Treasury. The Bank is currently unable to pay dividends without regulatory approval, and BancTrust is unable to pay dividends on its preferred stock without regulatory approval.

Note 13. Accounting for Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current income tax expense (benefit):
Federal	$(3,452)	$3,529	$(8,033)
State	33	19	(253)
Total current income tax expense (benefit)	(3,419)	3,548	(8,286)
Deferred income tax expense (benefit):
Federal	(10,925)	(2,666)	(5,252)
State	(1,961)	47	(1,491)
Total deferred income tax expense (benefit)	(12,886)	(2,619)	(6,743)
Valuation allowance	23,671	0	0
Total income tax expense (benefit)	$7,366	$929	$(15,029)

Total income tax expense differed from the amount computed using the applicable statutory Federal income tax rate of 35 percent applied to pretax income for the following reasons:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income tax expense at statutory rate	$(14,168)	$1,681	$(47,713)
Increase (decrease) resulting from:
Goodwill impairment	0	0	34,078
Tax exempt interest	(224)	(305)	(630)
Reduced interest deduction on debt used to carry tax-exempt securities and loans	9	16	42
Bank-owned life insurance income	(212)	(213)	(236)
Qualified stock options	50	33	303
Change in valuation allowance	23,671	0	0
Change in reserve for uncertain tax positions	(93)	(68)	(208)
State income taxes, net of federal benefit	(1,253)	43	(1,134)
Other, net	(414)	(258)	469
Total	$7,366	$929	$(15,029)
Effective tax rate	(18.2)%	19.3%	(11.0)%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$15,801	$17,964
Deferred compensation	430	373
Accrued pension cost	4,543	2,177
Interest on non-performing loans	2,645	1,148
Loans acquired in business combination	368	650
Investment securities acquired in business combination	26	4
Unrealized loss on securities available for sale	0	901
Pension benefit	0	67
Write down of other real estate owned	13,785	4,066
Net operating loss carryforwards	4,867	630
Other	559	521
Total deferred tax assets	43,024	28,501
Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,449)	0
Core deposit intangibles	(1,319)	(1,737)
Differences between book and tax basis of property	(8,006)	(7,974)
Pension expense	(2,381)	0
Prepaid expenditures	(384)	(444)
Loan origination cost	(647)	(728)
Leases	(4,652)	(6,005)
Other	(515)	(843)
Total deferred tax liabilities	(19,353)	(17,731)
Valuation allowance	(23,671)	0
Net deferred tax assets	$0	$10,770

Accounting Standards Codification Topic 740, Income Taxes, requires the Company establish a valuation allowance for its deferred tax asset if, based on the weight of available evidence, it is “more likely than not” that some portion of the entire deferred tax asset will not be realized. In making such judgment, significant weight is given to evidence that can be objectively verified.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and, accordingly, established a full valuation allowance for the net deferred tax asset.

The Company entered into a three-year cumulative pre-tax loss position during June 2009 as a result of increased credit losses. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. At June 2009, Management began to analyze quarterly the available positive and negative evidence to determine if a valuation allowance should be established. The Company’s strong earnings history, the Company being “well capitalized” from a regulatory capital perspective, the Company’s problem assets being concentrated in a particular geographic region (Florida panhandle), the Company’s projected return to positive earnings in 2010 and projected return to normal earnings in 2011, and the availability of Federal carry back claims were all initially viewed as positive evidence. The Company also considered the appreciation in value of several of its properties that could be sold without harming its business. The Company’s cumulative loss position and the continued weakness in the economy nationally, including in the markets in which it operates, were viewed as negative evidence. At each quarter end from June 2009 through September 2011, Management determined that positive evidence outweighed negative evidence and that it was more likely than not that all of the Company’s deferred tax assets would be realized and, therefore, a valuation allowance was not required. However, in performing its analysis for the quarter ended December 31, 2011, Management determined, based on the net loss experienced during the quarter, that negative evidence of the Company’s cumulative loss position outweighed all positive evidence. Accordingly, the Company established a valuation allowance of $23.671 million to reduce its net deferred tax asset to zero. If the Company’s profitability returns and continues to a point that is considered sustainable, some or all of the valuation allowance may be reversed. The timing of the reversal of the valuation allowance is dependent upon an assessment of future events and will be based on the circumstances that exist as of that future date.

The Company has a federal net operating loss carry forward in the amount of $5.702 million which will expire in 2031. The Company has a federal general business credit carry forward in the amount of $56 thousand which will begin to expire in 2025. The Company has a federal alternative minimum tax credit carry forward in the amount of $1.554 million which will not expire. The Company has a state net operating loss carry forward in the amount of $30.583 which will begin to expire in 2017.

The amounts of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 were $871 thousand, $718 thousand and $786 thousand, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of the year	$718	$786	$994
Additions based on tax positions related to the current year	90	48	46
Increase (decrease) based on tax positions related to prior years	419	(116)	(95)
Reductions as a result of statutes of limitations expiring	(393)	0	(159)
Balance at end of the year	$834	$718	$786

As of December 31, 2011, approximately $542 thousand of this amount would increase net income, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its  federal or state income tax accounts, as applicable. The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2011, 2010 and 2009 was $(92) thousand, $(106) thousand and $(65) thousand, respectively, and the amount accrued for interest and penalties was $91 thousand at December 31, 2011 and $183 thousand December 31, 2010.

The Company is currently under examination by certain taxing authorities.  Based on the outcome of these examinations it is reasonably possible that the related unrecognized tax benefits will materially change in the next 12 months.  However, based on the status of the examinations and the protocol of finalizing audits by the taxing authorities, which could include formal legal proceedings, at this time it is not possible to estimate the effect of such changes.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. The Federal income tax returns are no longer subject to examination by taxing authorities for years before 2007.   The Florida income tax returns are no longer subject to examination by taxing authorities for years before 2008.  The Alabama income tax returns are no longer subject to examination by taxing authorities for years before 2006.

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

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation
	2011	2010
	(Dollars in thousands)
Balance at beginning of the year	$16,773	$15,246
Service cost	467	492
Interest cost	849	865
Benefits paid	(780)	(516)
Actuarial loss	2,557	686
Balance at the end of the year	$19,866	$16,773

	Plan Assets
	2011	2010
	(Dollars in thousands)
Balance at beginning of the year	$15,577	$12,147
Return on plan assets	(368)	1,591
Employer contribution	6,056	2,355
Benefits paid	(780)	(516)
Balance at the end of the year	$20,485	$15,577

The following table reconciles the amounts BancTrust recorded related to the pension plan:

	December 31,
	2011	2010
	(Dollars in thousands)

Funded status of plan, representing an asset (liability) on balance sheet	$619	$(1,196)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of :
Unamortized prior service costs	$0	$2
Unamortized net losses	7,769	3,997
Net initial obligation	22	23
	$7,791	$4,022

During 2011, the pension plan’s total unrecognized net loss increased by $3.8 million. The variance between the actual and expected return on pension plan assets during 2011 increased the total unrecognized net loss by $1.5 million. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working lifetime of active plan participates.  As of January 1, 2011, the average expected future working life of active plan participants was 7 years. Actual results for 2012 will depend on the 2012 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $18.720 million and $15.760 million at December 31, 2011 and 2010, respectively.

Components of the plan’s net cost were as follows:

	2011	2010	2009
	(Dollars in thousands)
Service cost	$467	$492	$457
Interest cost	849	865	836
Expected return on plan assets	(1,178)	(974)	(690)
Net amortization	3	4	4
Recognized net loss	332	401	578
Net pension cost	$473	$788	$1,185

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2011	2010	2009
Discount	5.36%	5.87%	6.40%
Annual salary increase	3.00%	3.00%	3.00%
Long-term return on plan assets	7.75%	8.00%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31 (the measurement dates) include the following:

	2011	2010
Discount	4.50%	5.36%
Annual salary increase	3.00%	3.00%

The asset allocation of pension benefit plan assets at December 31 was:

Asset Category	2011	2010
Equity securities	53%	63%
Debt securities	17%	20%
Cash/money market funds	29%	16%
Other	1%	1%
Total	100%	100%

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2011, the unrecognized net loss increased by 22.5 percent of the December 31, 2010 projected benefit obligation. The Company changes important assumptions whenever changed conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. A 1 percent increase or decrease in the discount rate would have decreased or increased the net periodic benefit cost for 2011 by approximately $950 thousand, and decreased or increased the year-end projected benefit obligation by $1.3 million.

The expected return on plan assets was determined based on historical and expected future returns of the various assets classes, using the target allocations described below. Each 1 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2011 by $152 thousand.

The pension plan is allowed to invest up to 70% of the plan assets in equity securities; however, due to current economic conditions, the pension plan has chosen to invest less than this amount in equity securities.

The Company’s overall investment strategy is to achieve a mix of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefits payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocation for plan assets is up to 70 percent equity securities and up to 30 percent corporate bonds, U.S. Government securities and cash equivalents.  Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Debt securities include corporate bonds of companies of diversified industries, mortgage-backed securities and U.S. Government Bonds.  Other types of investments include foreign securities managed through low cost mutual funds.

Asset Category	Expected Long-Term Return	Target Allocation
Equity securities	9.0%	70%
Debt securities	5.5%	30%
Other	3.0%	0%

Information detailing the fair values of plan assets is presented in the following table.

		Quoted Prices In Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
December 31, 2011
Cash	$6,044	$6,044	$	$
Equity securities:
U.S. large cap(1)	4,596	4,596
U.S. mid cap	1,128	1,128
U.S. small cap	1,056	1,056
Foreign(2)	3,955	3,955
Fixed income securities:
U.S. Government bonds	1,619		1,619
Corporate bonds(3)	1,794	1,158	636
Foreign bonds(4)	39	39
Alternative investments(5)	254	254
Total plan assets	$20,485	$18,230	$2,255	$

December 31, 2010
Cash	$2,509	$2,509	$	$
Equity securities:
U.S. large cap(1)	4,315	4,315
U.S. mid cap	1,039	1,039
U.S. small cap	1,241	1,241
Foreign(2)	3,069	3,069
Emerging markets(2)	173	173
Fixed income securities:
U.S. Government bonds	201		201
Corporate bonds(3)	2,845	1,946	899
Foreign bonds(4)	36	36
Alternate investments(5)	149	149
Total plan assets	$15,577	$14,477	$1,100	$

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

In 2011, BancTrust contributed $6.056 million to its defined benefit plan. BancTrust expects to contribute a combined $1.08 million to its pension plans in 2012.  Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the pension plan to the extent permitted by law.

At December 31, 2011, the pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2012	$1,653
2013	$2,271
2014	$2,146
2015	$1,901
2016	$1,078
2017-2021	$5,846

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

Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

	Projected Benefit Obligation 2011	Projected Benefit Obligation 2010
	(Dollars in thousands)
Balance at beginning of period	$17,837	$16,123
Service cost	477	478
Interest cost	936	926
Benefits paid	(686)	(640)
Actuarial loss	2,439	950
Balance at the end of the year	$21,003	$17,837

	Plan Assets 2011	Plan Assets 2010
	(Dollars in thousands)
Balance at the beginning of the year	$14,248	$13,459
Return on plan assets	862	1,430
Employer contribution	1,400	0
Benefits paid	(686)	(641)
Balance at the end of the year	$15,824	$14,248

The following table reconciles the amounts BancTrust recorded related to the Peoples pension plan:

	December 31,
	2011	2010
	(Dollars in thousands)
Funded status of plan, representing a liability on balance sheet	$(5,179)	$(3,589)

Amounts recognized in accumulated other comprehensive income, excluding income taxes, consist of :
Unamortized actuarial net losses	$4,324	$1,783
Unamortized prior service cost	0	0
	$4,324	$1,783

During 2011, the Peoples pension plan’s total unrecognized net loss increased by $2.5 million. The variance between the actual and expected return on pension plan assets during 2011 increased the total unrecognized net loss by $214 thousand. Because the total unrecognized net gain or loss exceeds the greater of 10 percent of the projected benefit obligation or 10 percent of the pension plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2011, the average expected future working lifetime of active plan participants was 8 years. Actual results for 2012 will depend on the 2012 actuarial valuation of the plan.

The accumulated benefit obligation for the pension plan was $19.429 million and $16.433 million at December 31, 2011 and 2010, respectively.

Components of the Peoples plan’s net cost were as follows:

	2011	2010	2009
	(Dollars in thousands)
Service cost	$477	$478	$477
Interest cost	936	926	883
Expected return on plan assets	(1,076)	(1,049)	(937)
Net amortization	0	0	0)
Recognized net loss	113	72	77
Net pension cost	$450	$427	$500

The weighted-average rates assumed in the actuarial calculations for the net periodic pension costs were:

	2011	2010
Discount	5.36%	5.87%
Annual salary increase	3.00%	3.00%
Long-term return on plan assets	7.75%	8.00%

The weighted-average rates assumed in the actuarial calculations for the benefit obligations at December 31, 2011 and 2010 (the measurement date) include the following:

	2011	2010
Discount	4.50%	5.36%
Annual salary increase	3.00%	3.00%

The asset allocations of pension benefit plan assets at December 31, 2011 and 2010 were:

Asset Category	2011	2010
Equity securities	53%	71%
Debt securities	34%	24%
Cash/money market funds	13%	5%
Other	0%	0%
Total	100%	100%

Information detailing the fair values of plan assets is presented in the following table.

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)		(Level 3)
	(Dollars in thousands)
December 31, 2011
Cash	$2,025	$2,025	$		$
Equity securities:
U.S. large cap(1)	8,404	8,404
Fixed income securities:
Corporate bonds(3)	5,395	916		4,479

Total plan assets	$15,824	$11,345		$4,479	$

December 31, 2010
Cash	$780	$780	$		$
Equity securities:
U.S. large cap(1)	9,105	9,105
Foreign(2)	941	941
Fixed income securities:
U.S. Government bonds	2,969			2,969
Corporate bonds(3)	453			453

Total plan assets	$14,248	$10,826		$3,422	$

(1) This category comprises low-cost equity funds and actively managed common stocks.
(2) This category comprises low-cost equity funds that compare to the MSCI-EAFE Index.
(3) This category represents investment grade bonds of U.S. issuers and bond funds from diverse industries.

The change in unrecognized net gain or loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2011, the unrecognized net loss increased by 14.2 percent of the projected benefit obligation at December 31, 2010. The Company changes important assumptions whenever changed conditions warrant. The discount rate is typically changed at least annually, and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the rate of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon split yield curve derived from a universe of high-quality bonds. An increase or decrease of 1 percent in the discount rate would have decreased or increased the net periodic benefit cost for 2011 by approximately $300 thousand and decreased or increased the year-end projected benefit obligation by $2.6 million.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes using the target allocations described below. Each 1.0 percent increase or decrease in the expected rate of return assumption would have decreased or increased the net periodic cost for 2011 by $139 thousand.

The pension plan is allowed to invest pension assets in equity securities up to 70% of the plan assets; however, due to current economic conditions, the pension plan has chosen to invest less than this amount in equity securities.

The Company’s overall investment strategy is to achieve a mix of approximately 80 percent of investments for long-term growth and 20 percent for near-term benefits payments with a wide diversification of asset types, fund strategies, and fund managers.  The target allocation for plan assets is up to 70 percent equity securities and up to 30 percent corporate bonds, U.S. Government securities and cash equivalents.  Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States.  Debt securities include corporate bonds of companies of diversified industries, mortgage-backed securities and U.S. Government Bonds.  Other types of investments include foreign securities managed through low-cost mutual funds.

Asset Category	Expected Long-Term Return	Target Allocation
Equity securities	9.0%	70%
Debt securities	5.5%	30%
Other	3.0%	0%

The Peoples plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

BancTrust expects to contribute a combined $1.08 million to its pension plans in 2012. In 2011, BancTrust contributed $1.4 million to the Peoples plan. Funding requirements for subsequent years are uncertain and will depend on factors such as whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on pension plan assets, changes in the employee group covered by the plan and any legislative or regulatory changes affecting pension plan funding requirements. For financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the Peoples pension plan to the extent permitted by law.

At December 31, 2011, the Peoples pension plan is expected to make the following benefit payments, which reflect expected future service, as approximated:

(Dollars in thousands)
2012	$736
2013	$839
2014	$897
2015	$945
2016	$1,084
2017-2021	$6,214

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

In 2008, the Company changed its accounting policy with respect to the Supplemental Plan. Management believes that its current accounting policy is preferable in the circumstances because it establishes a definitive accrual for each participant in the plan specifically responsive to the individual’s factors and variables, as applicable, in the provisions of the Supplemental Plan. Management determined it to be impracticable to ascertain the period-specific effects of the change on all prior periods presented and determined that such effects would be immaterial to the operating results and financial condition for such periods. Therefore, the cumulative effect of the change to the current  accounting principle was applied to the carrying amounts of assets and liabilities as of January 1, 2008, the beginning of the earliest period to which the current accounting policy can be practically applied. At such date, the Company recorded the cumulative effect of applying this change in accounting principle by decreasing retained earnings by $829 thousand, increasing deferred tax assets by $498 thousand and increasing other liabilities by $1.327 million. The amount of the liability for the Supplemental Plan was $1.078 million at December 31, 2011 and $1.150 million at December 31, 2010. The discount rate utilized in measuring the liability was 4.50 percent at December 31, 2011, 5.36 percent at December 31, 2010, and 5.87 percent at both January 1, 2009 and December 31, 2008. Amounts of postretirement expense under this Supplemental Plan were immaterial for the years ended December 31, 2011, 2010 and 2009.

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

 The Company made total contributions of $694 thousand, $666 thousand and $706 thousand, respectively, during 2011, 2010 and 2009.

DEFERRED COMPENSATION PLAN — The Company maintains a deferred compensation plan for certain executive officers and directors. The plan is designed to provide supplemental retirement benefits for its participants. Aggregate compensation expense under the plan was $108 thousand, $108 thousand, and $57 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has purchased certain life insurance policies to partially fund the Company’s obligations under such deferred compensation arrangements. The amount of the liability was $2.098 million and $1.871 million at December 31, 2011 and 2010, respectively.

The Company maintains a deferred compensation plan funded by a grantor trust to allow its directors to defer their directors’ fees. Amounts earned by the directors are invested in the Company’s common stock. The plan does not permit diversification into securities other than the Company’s common stock and the obligation to the participant must be settled by the delivery of a fixed number of shares of the Company’s common stock. The director is allowed to defer a portion or all of his director fees. At December 31, 2011 and 2010, the grantor trust held 182 thousand and 124 thousand shares, respectively, of the Company’s common stock. These shares have been classified in equity as treasury stock. The related deferred compensation obligation payable in common stock is also classified in equity.

Note 15. Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the years ended December 31, 2011, 2010 and 2009. Diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 are computed by dividing net income by the weighted-average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the 1993 and the 2001 Incentive Compensation Plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair value of the common stock during the respective periods.

The following table presents the earnings per common share calculations for the years ended December 31, 2011, 2010 and 2009. The Company excluded from the calculation of earnings per share 801 thousand, 826 thousand and 839 thousand shares for the years ended December 31, 2011, 2010 and 2009, respectively, because those shares were subject to options or warrants issued with exercise prices in excess of the average market value per share.

Basic Earnings Per Common Share	2011	2010	2009
	(Dollars in thousands, except per share)
Net income (loss) available to common shareholders	$(50,936)	$842	$(124,321)

Weighted average common shares outstanding	17,903	17,639	17,617

Basic earnings (loss) per common share	$(2.85)	$0.05	$(7.06)

Diluted Earnings Per Common Share

Net income (loss) available to common shareholders	$(50,936)	$842	$(124,321)

Weighted average common shares outstanding	17,903	17,639	17,617

Add: Dilutive effects of assumed conversions and exercises of common stock options, warrant and restricted stock	0	78	0

Weighted average common and dilutive potential common shares outstanding	17,903	17,717	17,617

Diluted earnings (loss) per common share	$(2.85)	$0.05	$(7.06)

Note 16. Regulatory Matters

The Company’s principal source of funds for dividend payments is dividends from the Bank. Dividends payable by a bank in any year, without prior approval of the appropriate regulatory body, are generally limited to the Bank’s net profits (as defined) for that year combined with its net profits for the two preceding years. At January 1, 2012, the Bank could not declare a dividend without the approval of regulators. The Bank requested and received approval for the Bank to pay $2.1 million in dividends to BancTrust in 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.  The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk based capital ratio and total risk based capital ratios at “well-capitalized” levels. At December 31, 2011, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 8.2%, a Tier 1 Capital to risk-weighted assets ratio of 12.0% and a total capital to risk-weighted assets ratio of 13.3%.

As of December 31, 2011 and 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the tables below.

The Federal Reserve System allows bank holding companies to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital less goodwill and any deferred tax liability. Under Federal Reserve guidelines, all $33.0 million of trust preferred securities issued by BancTrust’s business trusts is included by the Company in its calculation of Tier 1 and total capital.

The Company is currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to declaring dividends on its common or preferred stock, incurring additional debt or modifying or refinancing existing debt, or reducing its capital position by purchasing or redeeming its outstanding securities.

Actual capital amounts and ratios are presented in the table below for the Bank and on a consolidated basis for the Company.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$167,348	11.8%	$113,918	8.0%	N/A	N/A
Bank	189,882	13.3	114,640	8.0	$143,300	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$149,248	10.5%	$56,959	4.0%	N/A	N/A
Bank	171,670	12.0	57,320	4.0	$85,980	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$149,248	7.1%	$83,702	4.0%	N/A	N/A
Bank	171,670	8.2	83,893	4.0	$104,867	5.0%
December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$216,340	14.0%	$123,813	8.0%	N/A	N/A
Bank	234,661	15.2	123,630	8.0	$154,537	10.0%
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$196,670	12.7%	$61,907	4.0%	N/A	N/A
Bank	214,991	13.9	61,815	4.0	$92,722	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$196,670	9.1%	$86,343	4.0%	N/A	N/A
Bank	214,991	9.9	86,601	4.0	$108,252	5.0%

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

December 31, 2011
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	181,620	0	181,620	0
Obligations of states and political subdivisions	1,329	0	1,329	0
Mortgage-backed securities	333,751	0	333,751	0
Total available for sale securities	$517,213	$0	$517,213	$0

December 31, 2010
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury securities	$405	$0	$405	$0
Obligations of U.S. Government sponsored enterprises	82,433	0	82,433	0
Obligations of states and political subdivisions	2,402	0	2,402	0
Mortgage-backed securities	340,320	0	340,320	0
Total available for sale securities	$425,560	$0	$425,560	$0

Available for sale securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are disclosed in the following table.

	(Dollars in thousands)

	2011	2010
January 1,	$0	$201
Total gains or losses (realized/unrealized)	0	0
Included in earnings	0	0
Included in other comprehensive income	0	0
Purchases, issuance, and settlements	0	0
Transfers out of Level 3 to Level 2	0	(201)
Transfers into Level 3	0	0
December 31,	$0	$0

In previous periods, the securities measured as Level 3 securities were valued using discounted cash flows because market data was not available.

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

December 31, 2011
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Impaired loans	$23,234	—	—	$23,234
Loans held for sale	$2,021	—	—	$2,021
Other real estate owned	$57,387	—	—	$57,387

December 31, 2010
	Carrying Value on Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Impaired loans	$49,495	—	—	$49,495
Loans held for sale	$5,129	—	—	$5,129
Other real estate owned	$82,419	—	—	$82,419

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

Other real estate owned (“OREO”) is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all OREO properties. These appraisals are used to update fair value estimates. A provision is charged to earnings for subsequent losses on other real estate owned when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond the Company’s control, and future declines in the value of the real estate could result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

In the first quarter of 2012, in conjunction with the proposed capital raise transaction Management encountered market data from external sources that led Management to  concluded that significant write downs were needed to the carrying value of the OREO and the value of the collateral underlying the Company’s impaired loans.  Since the majority of the Company’s impaired loans are collateral dependent, Management concluded that a material weakness existed in its internal controls relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan under which additional appraisals and internal valuations will be required for OREO.  Under this remediation plan, the Company will obtain external appraisals and independent external appraisal reviews on all OREO exceeding a certain dollar threshold on an annual basis, conduct more robust internal evaluations on all OREO and conduct quarterly valuation meetings to discuss current market data and further potential impairment of the fair values of OREO.  As this remediation plan gets implemented over time, the Company expects that changes in the assumptions underlying the fair value estimates will be identified and assimilated into Management’s valuation analysis earlier and that, as a result, the Company’s carrying value of OREO will more closely reflect how market participants would value the Company’s OREO.

The Company discloses fair value information about financial instruments, whether or not recognized in the Statement of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of December 31, 2011 and 2010. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT — The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. As no significant credit exposure exists, and because such fee income is not material to the Company’s financial statements at December 31, 2011 and 2010, the fair value of these commitments is not presented.

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on-balance sheet financial instruments as of December 31, 2011 and 2010 are summarized below.

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks and federal funds sold	$37,911	$37,911	$25,852	$25,852
Interest-bearing deposits	61,942	61,942	144,022	144,022
Securities available for sale	517,213	517,213	425,560	425,560
Loans, net	1,234,893	1,213,983	1,335,354	1,300,925
Accrued interest receivable	6,227	6,227	6,485	6,485
Financial liabilities:
Deposits	$1,811,673	$1,815,613	$1,864,805	$1,870,448
Short-term borrowings	20,000	20,676	20,000	21,001
FHLB advances and long-term debt	70,539	54,096	92,804	75,836
Accrued interest payable	2,916	2,916	4,285	4,285

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

	December 31,
	2011	2010
	(Dollars in thousands)
Standby letters of credit	$19,194	$23,027
Commitments to extend credit	206,718	239,685

The Company, as part of its ongoing operations, issues financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer’s repayment of an outstanding loan or financial obligations. In a performance standby letter of credit, the Company guarantees a customer’s performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at December 31, 2011, was $19.194 million, and that sum represents the Company’s maximum credit risk. At December 31, 2011, the Company had $192 thousand of unearned fees associated with standby letter of credit agreements. The Company holds collateral to support standby letters of credit when deemed necessary. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

The Company leases certain bank premises and equipment. The terms of these contracts vary and are subject to certain changes at renewal. Future minimum rental payments required under operating leases having initial or remaining non-cancelable terms in excess of one year as of December 31, 2011 are summarized below.

Year	Minimum Rental Payments
(Dollars in thousands)
2012	$627
2013	936
2014	943
2015	984
2016	984
After 2017	6,190
Total	$10,664

Rental expense under all operating leases amounted to $622 thousand in 2011, $382 thousand in 2010, and $469 thousand in 2009.

The Company and the Bank are the subject of claims and disputes arising in the normal course of business. Management, through consultation with the Company’s legal counsel, is of the opinion that these matters will not have a material impact on the Company’s financial condition or results of operations.

Note 19.  Non-Interest Revenue

Components of other income, charges and fees are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Mortgage loan fees	$1,199	$1,386	$1,289
ATM interchange fees	2,179	2,030	1,738
Other	3,581	3,574	4,024
Total	$6,959	$6,990	$7,051

Note 20.  Non-Interest Expense

Components of other non-interest expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Accounting and audit	$967	$821	$919
Advertising	188	186	295
Data processing	315	290	322
Stationery and supplies	588	588	739
Other	7,659	7,954	8,940
Total	$9,717	$9,839	$11,215

Note 21. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. In addition to net income, the Company has identified changes related to other non-owner transactions in the consolidated statement of shareholders’ equity and other comprehensive income (loss). In the calculation of other comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income and other comprehensive income (loss) in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effect for the three years ended December 31:

	2011
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	$(1,893)	$0	$(1,893)
Less: reclassification adjustment of credit portion included in net income	200	0	200
Net noncredit portion of other-than-temporary impairment losses	(1,693)	0	(1,693)
Less realized gains included in operations	(3,882)	0	(3,882)
Net change in unrealized gains on securities	11,843	0	11,843
Net pension liability adjustment, substantially actuarial losses	(6,308)	0	(6,308)
Other comprehensive loss	$(40)	$0	$(40)

	2010
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains arising during the period	$347	$130	$217
Less realized gains included in operations	(2,369)	(888)	(1,481)
Net change in unrealized gains on securities	(2,022)	(758)	(1,264)
Net pension liability adjustment, substantially actuarial losses	(160)	(60)	(100)
Other comprehensive loss	$(2,182)	$(818)	$(1,364)

	2009
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	$(1,209)	$(453)	$(756)
Less: reclassification adjustment of credit portion included in net income	400	150	250
Net noncredit portion of other-than-temporary impairment losses	(809)	(303)	(506)
Less realized gains included in operations	(3,897)	(1,461)	(2,436)
Net change in unrealized gains on securities	927	348	579
Net pension liability adjustment, substantially actuarial gains	1,386	520	866
Other comprehensive loss	$(2,393)	$(896)	$(1,497)

At December 31, 2011 and 2010 accumulated other comprehensive income (loss) was comprised of the following:

	December 31, 2011
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized gains on securities available for sale	$4,765	$0	$4,765
Pension related adjustments, including minimum liability and funding status	(9,937)	0	(9,937)
Accumulated other comprehensive loss	$(5,172)	$0	$(5,172)

	December 31, 2010
	Before Tax Amount	Tax Effect	After Tax Amount
	(Dollars in thousands)
Unrealized losses on securities available for sale	$(2,405)	$(902)	$(1,503)
Pension related adjustments, including minimum liability and funding status	(5,805)	(2,176)	(3,629)
Accumulated other comprehensive loss	$(8,210)	$(3,078)	$(5,132)

Note 22. Condensed Parent Company Financial Statements

Condensed Statements of Condition

	December 31,
	2011	2010
	(Dollars and shares in thousands except per share amount)
ASSETS
Cash and cash equivalents	$1,027	$1,997
Investment in bank subsidiary	179,787	217,954
Other assets	2,079	6,263
Total assets	$182,893	$226,214
LIABILITIES
Short-term debt	$20,000	$20,000
Long-term debt	34,021	34,021
Other liabilities	14,590	8,263
Total liabilities	68,611	62,284
SHAREHOLDERS’ EQUITY
Preferred stock — no par value
Shares authorized — 500
Shares outstanding — 50 in 2011 and 2010	48,730	48,140
Common stock — $.01 par value per share
Shares authorized — 50,000
Shares issued — 18,210 in 2011 and 17,895 in 2010	182	179
Additional paid in capital	194,636	193,901
Accumulated other comprehensive loss, net	(5,172)	(5,132)
Deferred compensation payable in common stock	949	826
Retained earnings	(121,686)	(70,750)
Treasury stock, 256 shares in 2011 and 2010, at cost	(2,408)	(2,408)
Common stock held in grantor trust, 182 shares in 2011 and 124 shares in 2010	(949)	(826)
Total shareholders’ equity	114,282	163,930
Total liabilities and shareholders’ equity	$182,893	$226,214

Condensed Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Cash dividends from subsidiaries	$2,100	$6,000	$2,000
Other income	68	169	232
Total income	2,168	6,169	2,232
Interest expense — short-term debt	981	1,026	1,015
Interest expense — long-term debt	909	919	1,139
Expenses — other	3,690	(75)	1,067
(Loss) Income before undistributed income (excess distributions) of subsidiaries	(3,412)	4,299	(989)
Equity in excess distributions of subsidiaries	(44,434)	(424)	(120,306)
Net (loss) income	(47,846)	3,875	(121,295)
Effective preferred stock dividend	3,090	3,033	3,026
Net (loss) income available to common shareholders	$(50,936)	$842	$(124,321)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(47,846)	$3,875	$(121,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in excess distributions (undistributed earnings) of subsidiaries	44,434	424	120,306
Other, net	4,204	(70)	161
Net cash provided by (used in) operating activities	792	4,229	(828)
INVESTING ACTIVITIES
Capital injection into subsidiary	0	0	(30,000)
Net cash used in investing activities	0	0	(30,000)
FINANCING ACTIVITIES
Cash dividends	(2,500)	(2,480)	(3,008)
Payment of long-term debt	0	0	(57)
Proceeds from issuance of common stock	738	0	0
Proceeds from exercise of stock options	0	1	0
Net cash used in financing activities	(1,762)	(2,479)	(3,065)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(970)	1,750	(33,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,997	247	34,140
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,027	$1,997	$247

	2011	2010	2009
	(Dollars in thousands)
Cash paid (received) for:
Interest	$1,876	$1,937	$2,787
Income taxes	(842)	(891)	(424)
Non-cash transactions:
Dividends paid in common stock	0	0	104
Fair value of restricted stock issued	0	0	50

Note 23. Subsequent Events

On March 21, 2012 the Company announced it has ended its efforts to recapitalize the Company as an independent entity and intends to seek a strategic merger partner. The Company expensed $1.20 million of previously deferred costs associated with its proposed capital raise during the 2011 fiscal year.  The Company expects to recognize an additional $2.00 million of capital raise expenses in the first quarter of 2012.

In order to preserve capital while pursuing a strategic merger partner, the Company has elected to delay payments of dividends on its preferred stock and interest payments on its trust preferred securities for the near future, which will effectively prevent it from declaring dividends on the Company’s common stock until such dividends and payments are brought current. Commencing with the April 30, 2012 payment of interest on the 2006 series of trust preferred securities, the Company has elected to defer the payment of interest on both of the outstanding series of trust preferred securities, and the Company expects to continue to defer the payment of interest on these securities for the foreseeable future. The deferral of interest payments for up to 20 consecutive quarters (through the first quarter of 2016) is expressly permitted under the applicable indentures for both series of trust preferred securities.

Although the Company will defer the payment of interest, the Company will continue to accrue interest expense related to the trust preferred securities. The Company recognized interest expense of $909,000, $919,000 and $1.1 million on the trust preferred securities during the years ended December 31, 2011, 2010, and 2009, respectively. To the extent applicable law permits interest on interest, the deferred interest payments also accrue interest at the rates specified in the corresponding indentures, compounded quarterly. All of the deferred interest and the compounded interest are due in full at the end of the applicable deferral period. If the Company fails to pay the deferred and compounded interest at the end of the deferral period, the trustee under the applicable indenture, or the holders of 25% of the outstanding principal amount of any issue of trust preferred securities, would have the right, after any applicable grace period, to declare an event of default. The occurrence of an event of default on these securities would entitle the trustees and holders of the trust preferred securities to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of the subordinated debentures.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or furnishes to the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  This conclusion resulted from the deficiencies identified in internal control over financial reporting that, in the aggregate, constituted a material weakness, as described in greater detail above in “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Report.  In light of this material weakness, in preparing the Company’s Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality, focusing especially on timely receipt and review of updated appraisals from outside independent third parties and internal supporting documentation to ensure that the Company’s Consolidated Financial Statements included in this Report have been prepared in accordance with U.S. GAAP.

The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this Report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.

Internal Control over Financial Reporting

See “Management’s Report on Internal Controls over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 above.

Changes in Internal Controls

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the valuation, documentation, and review of impaired loans and other real estate owned at December 31, 2011.

In the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that an increase to the provision for loan losses and an additional impairment charge to other real estate owned should be recorded at December 31, 2011.  These changes have been included in this Report.  After considering the magnitude of the adjustments, it was determined that a material weakness in the valuation, documentation, and review of impaired loans and other real estate owned existed at December 31, 2011.

Other than the remediation plan for the material weakness described below, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Subsequent to December 31, 2011, and immediately following management’s identification of the above-referenced material weakness, management began taking steps to remediate the material weakness.  These ongoing efforts include the following:

●
External appraisals will be required on all impaired loans and other real estate owned exceeding a certain dollar threshold on an annual basis; external appraisals will be required on all impaired loans and other real estate owned below a certain dollar threshold on a biennial basis;

●
All external appraisals required on an annual basis (but not those required on a biennial basis) will be submitted for independent third party review to ensure reasonableness of the underlying appraisal assumptions;

●
When external appraisals are not required for impaired loans and other real estate owned because they are below the dollar threshold, internal evaluations will be conducted and periodically reviewed to ensure external market data and proprietary data, if available, are adequately documented; and

●
Management will implement a quarterly valuation meeting between the Special Assets Group, Loan Review, and Risk Management to discuss current developments and market conditions that might indicate a potential impairment has occurred and to ensure that there is adequate documentation of the consideration for recording a potential impairment if it is probable that a loss has been incurred.

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2011.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G. The balance of the information called for by Item 10 is set forth in BancTrust’s Proxy Statement for the 2012 annual meeting under the captions “VOTING SECURITIES — Section 16(a) Beneficial Ownership Reporting Compliance,” “ELECTION OF DIRECTORS” and under the caption “CORPORATE GOVERNANCE -CODE OF ETHICS” and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by Item 11 is set forth in BancTrust’s Proxy Statement for the 2012 annual meeting under the caption “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is included in this report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.” The balance of the information called for by Item 12 is set forth in BancTrust’s Proxy Statement for the 2012 annual meeting under the captions “VOTING SECURITIES — Security Ownership of Directors, Nominees, 5% Stockholders and Officers” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in BancTrust’s Proxy Statement for the 2012 annual meeting under the caption “CORPORATE GOVERNANCE -CERTAIN TRANSACTIONS AND MATTERS” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is set forth in BancTrust’s Proxy Statement for the 2012 annual meeting under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries and Reports of Independent Registered Public Accounting Firm are included in Item 8 above:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2011 and 2010
Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements.

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

12. Ground Lease Agreement, dated March 31, 1999, by and between Northside, Ltd. and the Bank, filed as Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 filed on July 2, 1999 (No. 333-82167), is incorporated herein by reference.

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

43. Modification of Loan Documents, dated April 16, 2011, between the Company and the FDIC, as Receiver of Silverton Bank, N.A. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 25, 2011 (No. 0-15423), is incorporated herein by reference.

44. *Form of BancTrust Financial Group, Inc. 2011 Incentive Compensation Plan Restricted Stock Award Agreement (Not subject to TARP Restriction), filed as Exhibit 4.3 to the registrants’ Registration Statement on Form S-8 filed on June 3, 2011 (No. 333-174691), is incorporated herein by reference.

45. *Form of BancTrust Financial Group, Inc. 2011 Incentive Compensation Plan Restricted Stock Award Agreement (Highly Compensated Employees subject to TARP Restriction), filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed on June 3, 2011 (No. 333-174691), is incorporated herein by reference.

46. *Form of BancTrust Financial Group, Inc. Option Agreement – Incentive Stock Option (2011 Incentive Compensation Plan), filed as Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed on June 3, 2011 (No. 333-174691), is incorporated herein by reference.

47. *Form of BancTrust Financial Group, Inc. Option Agreement – Nonqualified Supplemental Stock Option (2011 Incentive Compensation Plan), filed as Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 filed on June 3, 2011 (No. 333-174691), is incorporated herein by reference.

48. *Second Amendment to the Retirement Plan for Employees of the Company, filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 (No. 0-15423), is incorporated herein by reference.

49. Modification of Loan Documents, dated January 5, 2012, between the Company and the FDIC, as Receiver of Silverton Bank, N.A., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 6, 2012 (No. 0-15423) is incorporated herein by reference.

50. Modification of Loan Documents, dated March 28, 2012, between the Company and the FDIC, as Receiver of Silverton Bank, N.A, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 30, 2012 (No. 0-15423), is incorporated herein by reference.

51. Letter Agreement, dated December 19, 2011, by and among Capital Z Partners III, L.P., Pine Brook Road Partners, BankTrust and the Company.

*	Indicates management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K.

(21) Subsidiaries of the registrant.

1. Subsidiaries of BancTrust Financial Group, Inc filed as Exhibit (21).1 to registrant’s Registration Statement on Form S-3 filed on October 6, 2008 (No. 333-153871), is incorporated herein by reference.

(23) Consents.

1. Consent of Dixon Hughes Goodman LLP.

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

(101) Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banctrust Financial Group, Inc.

	By:	/s/ F. Michael Johnson
F. Michael Johnson
Chief Financial Officer and Secretary

Dated: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. Bibb Lamar, Jr.	President and CEO	April 12, 2012
W. Bibb Lamar, Jr.	(Principal executive officer)

/s/F. Michael Johnson	Chief Financial Officer and Secretary	April 12, 2012
F. Michael Johnson	(Principal financial and accounting officer)

/s/ Tracy T. Conerly	Director	April 12, 2012
Tracy T. Conerly

/s/ Stephen G. Crawford	Director	April 12, 2012
Stephen G. Crawford

/s/ David C. De Laney	Director	April 12, 2012
David C. De Laney

Director
Robert M. Dixon, Jr.

Director
Broox G. Garrett, Jr.

Director
Carol F. Gordy

/s/ Barry E. Gritter	Director	April 12, 2012
Barry E. Gritter

Director
James M. Harrison, Jr.

/s/ Clifton C. Inge, Jr.	Director	April 12, 2012
Clifton C. Inge, Jr.

/s/ Kenneth S. Johnson	Director	April 12, 2012
Kenneth S. Johnson

/s/ W. Bibb Lamar, Jr.	Director	April 12, 2012
W. Bibb Lamar, Jr.

/s/ John H. Lewis, Jr.	Director	April 12, 2012
John H. Lewis, Jr.

/s/ Harris V. Morrissette	Director	April 12, 2012
Harris V. Morrissette

Director
Paul D. Owens, Jr.

Director
Mary Ann M. Patterson

Director
Peter C. Sherman

Director
Dennis A. Wallace

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

10.1	Letter Agreement, dated December 19, 2011, by and among Capital Z Partners III, L.P. Pine Brook Road Partners, BankTrust and the Company.

23.1	Consent of Dixon Hughes Goodman LLP

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15

99.2	Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15

101	Interactive Data File