Form 10-K/A
period 2011-12-31
BANCTRUST FINANCIAL GROUP INC
filed 2012-04-27
CIK 783739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

COMMON STOCK $.01 PAR VALUE
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

BancTrust Financial Group, Inc. (the “Company,” “BancTrust,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by BancTrust within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.03 and 31.04 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by Item 10 regarding BancTrust’s executive officers is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to General Instruction G.

Directors and Executive Officers

The following tables reflect certain information concerning the Board of Directors and executive officers of BancTrust.  Each director serves a one-year term and stands for election at the annual meeting of shareholders each year.  Each such officer holds his office(s) until the first meeting of the Board of Directors following the annual meeting of shareholders each year, or until a successor is chosen, subject to removal at any time by the Board of Directors.  Except as otherwise indicated, no family relationships exist among the executive officers and directors of BancTrust, and no such officer holds his office(s) by virtue of any arrangement or understanding between him and any other person except the Board of Directors.

Directors	Age	Occupation	Terms as Director

Tracy T. Conerly	48	Partner, Carr Riggs & Ingram, LLC	6

Stephen G. Crawford	72	Member, Hand Arendall LLC	27

David C. De Laney	64	President, First Small Business Investment Company of Alabama	27

Robert M. Dixon, Jr.	49	President, M. C. Dixon Lumber Company	7

Broox G. Garrett, Jr.	63	Partner, Thompson, Garrett & Hines, L.L.P.	19

Carol F. Gordy	61	President and Chief Executive Officer, Natural Decorations, Inc.	3

Barry E. Gritter	70	Chairman and Chief Executive Officer, Gulf City Body and Trailer Works, Inc.	3

James M. Harrison, Jr.	71	Board Certified Ophthalmologist, Premier Medical Eye Group	3

Clifton C. Inge, Jr.1	47	Chairman and Chief Executive Officer, IPC Industries, Inc.	6

Kenneth S. Johnson	67	Owner, Radio Stations WNSP and WZEW	3

W. Bibb Lamar, Jr.2	68	President and Chief Executive Officer, BancTrust Financial Group, Inc.	23

John H. Lewis, Jr.	70	Consultant, Lewis Communications	10

Harris V. Morrissette1	52	President, China Doll Rice & Beans, Inc.	15

Paul D. Owens	66	President and Chief Executive Officer, Cedar Creek Land and Timber Company, Inc.	15

Mary Ann Patterson	68	Retired Real Estate Broker	3

Peter C. Sherman	61	Retired Trust Officer, Private Investment Manager	3

Dennis A. Wallace	62	Owner, Wallace Enterprises of NW Florida	8

Executive Officers	Age	Other Positions with BancTrust	Officer Since
F. Michael Johnson	66	None	1985
CFO, Executive Vice President
and Secretary3

Michael D. Fitzhugh	63	None	2004
Executive Vice President4

Bruce C. Finley, Jr.	64	None	2004
Executive Vice President and
Senior Loan Officer5

Edward T. Livingston	65	None	2008
Executive Vice President6

Henry F. O’Connor, III1	44	None	2011
Executive Vice President and
Corporate Strategy Director7

1	Mr. Inge and Mr. Morrissette are first cousins. Mr. O’Connor’s wife is Mr. Inge’s sister and Mr. Morrissette’s first cousin.
2	Chief Executive Officer and Director, since 1989, and Chairman, since 1998, the Bank; Previously: President (1989-1998), the Bank; Director (1998-2007), BancTrust Company, Inc.
3	Executive Vice President and Cashier, since 1986, the Bank.
4	Market President, Southern Division, Alabama, since 2009, the Bank; Previously: Market President, Florida (2008-2009), the Bank; Chief Executive Officer and Director (2005-2008), BankTrust, Florida; President, Chief Operating Officer and Director (1998-2005), the Bank.
5	Executive Vice President, since 1998, the Bank; Previously: Senior Loan Officer (1998-2004), the Bank.
6	Central Division President, since 2007, the Bank; Previously: Market President, Brewton (2002-2007), the Bank.
7
Mr. O’Connor has been employed with the Company since February 1, 2011; Previously: Managing Director of IPC Capital Partners, LLC, a private investment firm (2008-2010); Managing Partner of O’Connor and O’Connor, a law firm (1999-2008).

Business Experience and Qualifications of Directors

Tracy T. Conerly

A BancTrust director since 2006
Ms. Conerly, age 48, is a partner with Carr Riggs & Ingram, LLC, a certified public accounting firm. She has practiced accounting with that firm since 1990. She served as a director of our Florida subsidiary bank from 2000 to 2008, when it was merged into our Alabama subsidiary, the Bank. Ms. Conerly has been a director of the Bank since 2009. Ms. Conerly serves as the Chairman of the Audit Committee and as the Company’s Audit Committee Financial Expert.  Ms. Conerly’s qualifications include her prior bank board experience, her knowledge of generally accepted accounting principles and her expertise in financial accounting, including preparation of financial statements under GAAP, auditing and internal controls.

Stephen G. Crawford

A BancTrust director since 1985
Mr. Crawford, age 72, served as General Counsel to BancTrust from July 2003 through December 2004 and has served as Chairman of the Executive Committee since 1992. He is also a member of Hand Arendall LLC law firm, Mobile, Alabama, where he has practiced law since 1964. Mr. Crawford has been a director of the Bank since 1986 and served as a director of BancTrust Company, Inc., BancTrust’s subsidiary trust company, from 1998 until 2007, when it was merged into the Bank.  Mr. Crawford serves on the Audit Committee and the Trust Committee of the Bank and previously served on the Compensation Committee of the Company from 2008 until February of 2012.  Mr. Crawford’s qualifications include his prior bank board experience and his legal expertise.

David C. De Laney

A BancTrust director since 1985
Mr. De Laney, age 64, is President of First Small Business Investment Company of Alabama, Mobile, Alabama, a provider of debt and equity financing to small businesses, a position he has held since 1978. Mr. De Laney has been a director of the Bank since 1986.  Mr. De Laney serves on the Executive Committee, the Audit Committee, the Loan Committee and the Asset Liability Committee.  Mr. De Laney’s qualifications include his prior bank board experience and experience in finance and lending.

Robert M. Dixon, Jr.

A BancTrust director since 2005
Mr. Dixon, age 49, has been President of M.C. Dixon Lumber Company, Inc., Eufaula, Alabama, since 2003. From 1988-2003, Mr. Dixon served as Vice President of M.C. Dixon Lumber Company, Inc. Mr. Dixon was Chairman of the Board of BankTrust of Alabama, headquartered in Eufaula, Alabama, from January 2005, and a director from 2000, until its merger with the Bank in 2007. Mr. Dixon has been a director of the Bank since 2009.  Mr. Dixon serves on the Corporate Governance and Nominating Committee.  Mr. Dixon’s qualifications include his prior bank board experience, his knowledge of the real estate and lending market and his experience in business operations and management.

Broox G. Garrett, Jr.

A BancTrust director since 1993
Mr. Garrett, age 63, is an attorney and partner in the law firm of Thompson, Garrett and Hines, L.L.P., Brewton, Alabama, where he has been employed since 1973. Mr. Garrett served as a director of BankTrust, Brewton and its predecessor from 1983 until 2003, when it was merged into the Bank. He served as a director of BancTrust Company, Inc., BancTrust’s subsidiary trust company, from 1998 until 2007, when it was merged into the Bank. Mr. Garrett has been a director of the Bank since 2009.  Mr. Garrett serves on the Trust Committee of the Bank.  Mr. Garrett’s qualifications include his prior bank board experience, his real estate knowledge and his legal expertise.

Carol F. Gordy

A BancTrust director since 2009
Ms. Gordy, age 61, is the President and Chief Executive Officer of Natural Décorations, Inc., Brewton, Alabama, a manufacturer of high end fabric floral and botanical reproductions, where she has been employed since 1992. Ms. Gordy served as a director of BankTrust, Brewton from 1997 until 2003 when it merged into the Bank. She has served as a director of the Bank since 2004.  Ms. Gordy serves on the Corporate Governance and Nominating Committee of the Company and on the Audit Committee of the Bank.  Ms. Gordy’s qualifications include her prior bank board experience and experience in business operations and management.

Barry E. Gritter

A BancTrust director since 2009
Mr. Gritter, age 70, is the Chairman and Chief Executive Officer of Gulf City Body and Trailer Works, Inc., Mobile, Alabama, a distributor of truck trailers and provider of automotive repair services. He has held this position for more than 20 years. Mr. Gritter has served as a director of the Bank since 1997.  Mr. Gritter serves on the Audit Committee and the Loan Committee of the Company and on the Trust Committee of the Bank.  Mr. Gritter’s qualifications include his prior bank board experience and experience in business operations and management.

James M. Harrison, Jr.

A BancTrust director since 2009
Dr. Harrison, age 71, is a board certified ophthalmologist and shareholder of Premier Medical Eye Group, Mobile, Alabama. He has practiced medicine with Premier since 1972. Dr. Harrison has served as a director of the Bank since 1992.  Dr. Harrison serves on the Corporate Governance and Nominating Committee of the Company and on the Audit Committee of the Bank.  Dr. Harrison’s qualifications include his prior bank board experience and experience in business operations and management.

Clifton C. Inge, Jr.

A BancTrust director since 2006
Mr. Inge, age 47, is a principal, Chairman and Chief Executive Officer of IPC Industries, Inc., a diversified holding company primarily focusing on investments in private equity, real estate development and timberland management, headquartered in Mobile, Alabama. Mr. Inge has served in such capacity since 1995. He has served as a director of the Bank since 2006.  Mr. Inge serves on the Executive Committee, the Audit Committee, the Asset Liability Committee and the Loan Committee.  Mr. Inge’s qualifications include his prior bank board experience, his knowledge of finance, accounting and marketing, his knowledge of the real estate market and his experience in finance, management and real estate.

Kenneth S. Johnson

A BancTrust director since 2009
Mr. Johnson, age 67, is president and majority owner of .com+, L.L.C., which owns and operates WNSP-FM Radio, a sports radio station, and WZEW-FM Radio, both in Mobile, Alabama. Mr. Johnson is also the owner of Capital Broadcasting Corporation, which leases radio tower sites and owns properties in Alabama, Texas and Tennessee. Mr. Johnson is also part owner and managing partner of Wagon Wheel Broadcasting, which owns and operates WSCH-FM Radio in Aurora, Indiana and WIKI-FM Radio in Carrolton, Kentucky.  Mr. Johnson has served as a director of the Bank since 1985. Mr. Johnson serves on the Loan Committee of the Company and the Audit Committee of the Bank.  Mr. Johnson’s qualifications include his prior bank board experience and experience in communications, marketing and business operations.

W. Bibb Lamar, Jr.

A BancTrust director since 1989
Mr. Lamar, age 68, has been President, Chief Executive Officer and a director of BancTrust since 1989 and Chairman of the Bank since 1998. He has also served since 1989 as Chief Executive Officer and a director of the Bank. Mr. Lamar was a director of BancTrust Company, Inc., BancTrust’s subsidiary trust company, from 1998 until 2007, when it was merged into the Bank. Mr. Lamar served as President of the Bank from 1989 through 1998.  Mr. Lamar’s qualifications include his prior bank board experience and experience in financial institution management.

John H. Lewis, Jr.

A BancTrust director since 2002
Mr. Lewis, age 70, served as President and Chairman of Lewis Communications, Inc., Mobile, Alabama, a full service advertising, marketing and public relations firm, from 1976 until his retirement in 2005. Since his retirement in 2005, Mr. Lewis has performed consulting services for Lewis Communications and has been a senior partner with Lewis & Associates, LLC. Lewis & Associates provides cost analysis and profit enhancement services for companies. Mr. Lewis served as a director of the Bank from 1993 until 2004. Mr. Lewis was re-elected as a director of the Bank in 2009.  Mr. Lewis serves on the Compensation Committee and the Corporate Governance and Nominating Committee of the Company.  Mr. Lewis’ qualifications include his prior bank board experience and experience in communications, marketing and business operations.

Harris V. Morrissette

A BancTrust director since 1997
Mr. Morrissette, age 52, is president of China Doll Rice and Beans, Inc., Saraland, Alabama, a manufacturer and packager of specialty food products. He was Chief Executive Officer of Marshall Biscuit Company, Inc., Mobile, Alabama, a manufacturer and packager of frozen and specialty food products, from 1994 until the company was sold in 2007. He has also served as Chairman of Azalea Aviation, Inc., an airplane fueling and charter company, since 1993. Mr. Morrissette served as a director of the Bank from 1990 through 2004. Mr. Morrissette was re-elected as a director of the Bank in 2009. Mr. Morrissette is or has been a director of the following companies that file reports with the Securities and Exchange Commission: International Shipholding Corporation, The Williamsburg Investment Trust, and EnergySouth, Inc. (until 2008).  Mr. Morrissette serves on the Executive Committee, the Audit Committee and the Compensation Committee, and he is the Chairman of the Corporate Governance and Nominating Committee. Mr. Morrissette’s qualifications include his prior bank board experience, his knowledge of finance, accounting and marketing, his knowledge of the real estate market and his experience in business operations and management. Mr. Morrissette has prior and current service on other public company boards of directors, including service on audit committees and corporate governance and nominating committees.

Paul D. Owens, Jr.

A BancTrust director since 1997
Mr. Owens, age 66, is an attorney in the private practice of law in Brewton, Alabama, where he has practiced since 1970. Mr. Owens served as a director of the Bank from 1986 until 2004. Mr. Owens was re-elected as a director of the Bank in 2009. Mr. Owens currently serves as Chairman of the Board, President and Chief Executive Officer of Cedar Creek Land & Timber Company, Inc. and as General Counsel and a member of the management executive committee of T.R. Miller Mill Company, Inc., both located in Brewton, Alabama.  He is a managing member of Goodway Refining, LLC. Mr. Owens serves on the Executive Committee and the Loan Committee of the Company. Mr. Owens’ qualifications include his prior bank board experience and his legal and real estate expertise.

Mary Ann Patterson

A BancTrust director since 2010
Ms. Patterson, age 68, was a licensed real estate broker with Heritage Insurance Company of Selma, Selma, Alabama, until her retirement in 2009.  Ms. Patterson was elected to the Board of Directors in January of 2010, based on the recommendation of the Corporate Governance and Nominating Committee.   Ms. Patterson was elected as a director of the Bank in 2010.  Ms. Patterson’s qualifications include her experience in real estate, particularly in our central division.

Peter C. Sherman

A BancTrust director since 2010
Mr. Sherman, age 61, was a Senior Vice President and Trust Officer with Regions Bank, until his retirement in 2008. Mr. Sherman currently manages investments and trusts for family members and individual clients in Mobile, Alabama.  Mr. Sherman was elected to the Board of Directors in 2010, based on the recommendation of the Corporate Governance and Nominating Committee.  Mr. Sherman was elected a director of the Bank in 2010.  Mr. Sherman serves on the Trust Committee of the Bank.  Mr. Sherman’s expertise includes his prior bank experience, his knowledge of finance, accounting and marketing, his knowledge of the real estate market and his experience in finance and trust.

Dennis A. Wallace

A BancTrust director since 2004
Mr. Wallace, age 62, served as Chairman of our Florida subsidiary bank from 2000 to 2008 when it was merged into our Alabama subsidiary, the Bank. Mr. Wallace is an owner, Vice President, Secretary and Treasurer of Wallace Enterprises of NW Florida, Santa Rosa Beach, Florida, an investment and real estate company.  Mr. Wallace also serves as Chairman of the Walton County, Florida School Board. Mr. Wallace was a licensed realtor with Baywood Realty, Santa Rosa Beach, Florida, from 2003 to 2009. From 1988 through 2000 Mr. Wallace was the owner of South Bay ACE Hardware & Lumber Co., Inc., Santa Rosa Beach, Florida. From 2000 until its merger with BancTrust at the end of 2003, Mr. Wallace served as a director of CommerceSouth, Inc. Mr. Wallace has been a director of the Bank since 2009. Mr. Wallace serves as the Chairman of the Compensation Committee and as a member of the Executive Committee, the Asset Liability Committee and the Loan Committee of the Company.  Mr. Wallace’s qualifications include his prior bank board experience, experience in business operations and management and his knowledge of finance, marketing and the real estate market, particularly in our Florida division.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that BancTrust’s directors and executive officers, and persons who own more than ten percent of BancTrust’s common stock, file with the Securities and Exchange Commission reports related to their ownership and changes in ownership of common stock and other equity securities of BancTrust. Management believes, based solely upon information furnished to BancTrust and written representations that no other reports were required, that all persons subject to the reporting requirements of Section 16(a) during 2011 filed the reports on a timely basis except for the following transactions.

	Date of	Number of	Filing
Name	Transaction	Shares	Date
W. Bibb Lamar, Jr.	09/21/2011	165	10/13/2011
Peter C. Sherman	08/26/2011	410	09/07/2011
Paul D. Owens, Jr.	08/26/2011	761	09/07/2011
Harris V. Morrissette	08/26/2011	761	09/07/2011
Barry E. Gritter	08/26/2011	722	09/07/2011
Robert M. Dixon, Jr.	08/26/2011	293	09/07/2011

The transaction for Mr. Lamar was for the sale of BancTrust common stock which was done inadvertently through the liquidation of an individual retirement account in which the shares were held with other common stock holdings.  The transactions for Messrs. Sherman, Owens, Morrissette, Gritter and Dixon were purchases through the directors deferred compensation plan.

Code of Ethics

BancTrust has a Code of Ethics that applies to each director, officer and employee of BancTrust and its affiliates. BancTrust will furnish a copy of its Code of Ethics to any person without charge upon request. The Code of Ethics may be found on the Company’s corporate website, www.banktrustonline.com, by following the “Investor Relations” tab and then clicking on “Corporate Governance.” Requests for a copy of the Code of Ethics may also be submitted in writing to the Corporate Secretary at the address listed below:

F. Michael Johnson
BancTrust Financial Group, Inc.
P. O. Box 3067
Mobile, AL 36652

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Pursuant to its charter, which is available on the Company’s website, the Audit Committee assists the Board in fulfilling its oversight responsibilities by reviewing the financial information provided to shareholders, the systems of internal controls that management and the Board of Directors have established and the audit process.  The Board of Directors has determined that each member of the Audit Committee possesses attributes of an audit committee financial expert. The Board has named Tracy T. Conerly as its designated audit committee financial expert.

Item 11. Executive Compensation

Management’s Compensation Discussion and Analysis

Compensation Philosophy

In recent years, we have refocused our compensation programs as part of a comprehensive effort to control costs and maximize shareholder return.  We have designed our compensation programs to encourage and reward company performance over an extended period.

Our executive compensation programs continue to be influenced by the economic volatility within the financial services industry, our financial performance, our participation in the Capital Purchase Program under the Troubled Asset Relief Program, and the recent laws and regulations enacted by Congress and federal regulators concerning executive compensation.  We have not given annual salary increases to the most highly compensated officers or employees since 2008.  We have not contributed to the Company’s profit sharing plan since 2008.  We paid limited performance-based incentives in 2011 to other officers and employees, but no incentive compensation has been paid to our senior executive officers since 2008, and we have not offered performance-based incentive compensation plans to our senior executive officers since 2009.

We believe that our compensation programs align the interests of our officers and employees with those of shareholders and maximize shareholder return without encouraging unnecessary or excessive risk.

Our compensation programs contain features to discourage employees from taking unnecessary or excessive risks or manipulating earnings.  One such feature is a “clawback” policy which provides for the recovery of any incentive paid or granted based on materially inaccurate financial statements or any other materially inaccurate performance criteria.  Another such feature is a look-back provision which allows the Compensation Committee to make mid-year or end-of-year adjustments to our compensation programs based on economic conditions, market factors or other relevant circumstances which were not present or known at the time the compensation programs were established.

Results of Shareholder Advisory Vote on Executive Compensation

At our 2011 Annual Meeting of Shareholders, our executive compensation received the approval of approximately 97% of all votes cast on the Company’s advisory vote on executive compensation.  The Compensation Committee and management considered many factors, including the results of the advisory vote on executive compensation, the Company’s financial performance, market and economic conditions of the financial industry and regulatory restrictions, when reviewing the Company’s compensation policies.  Based on our consideration of these factors, we did not make any changes to the Company’s compensation policies in 2011 or, thus far, in 2012.

Compensation Objectives

Our compensation programs consist of salary, benefits and long-term equity incentives based on length of service rather than performance criteria.  We believe that under current economic conditions and regulatory requirements our shareholders are better served by not offering short-term performance-based incentive programs to our senior executive officers, whom we expect to focus on the Company’s long-term performance.  However, the elimination of performance-based incentive compensation plans will pose new challenges, as the economy and our Company recover.  Some of our competitors have continued to offer performance-based incentive compensation plans to their employees.  In response, in 2010 we engaged a compensation consultant to develop an annual performance-based commercial loan incentive plan. We did not implement the plan in 2010 or 2011, and we have no plans to implement the plan in the foreseeable future.

Executive officer compensation consists of base salary, retirement benefits and certain perquisites, and may include long-term equity incentive compensation.

Base Salary

The Compensation Committee annually reviews and approves all senior executive officer salaries. The Chief Executive Officer participates in evaluating the performance of other executives and recommends adjustments to the Compensation Committee. The Compensation Committee reviews the performance of the Chief Executive Officer and establishes, subject to Board approval, his base salary. The Chief Executive Officer does not participate in the evaluation, discussion or recommendations concerning his salary adjustments, if any.  Consideration of salary adjustments is driven by market factors, financial performance of the Company, employee performance, competition for similarly talented people in our markets and peer group and other analysis.

The Compensation Committee considered management’s performance, the Company’s performance, and market and economic conditions of the financial industry during 2011.  While the Compensation Committee recognized management’s commendable leadership in moving the Company through these difficult economic times, the Committee gave more weight to the current lack of liquidity at the holding company level and to the financial performance of the Company and the financial industry in general in determining that no salary increase should be granted to the Chief Executive Officer and the other named executives.

Equity Incentive Compensation Plan

The Board of Directors, with input from the Compensation Committee, administers the Company’s 2011 Incentive Compensation Plan, which was approved by our shareholders at our 2011 annual meeting.  There are 500,000 shares reserved for issuance under this plan. The plan is a ten-year plan and will expire on May 26, 2021.  No incentive compensation grants were made under this plan in 2011.

The 2011 Incentive Compensation Plan has the stated goal of promoting the long-term success of the Company and its subsidiaries through the provision of financial incentives to directors and key employees who are in positions to make significant contributions to the performance of the Company. Directors and key employees are eligible to participate. Awards may be made under this plan in the form of qualified stock options or non-qualified stock options, stock appreciation rights (SARs) and restricted stock. The Board considers the nature of the services rendered by the employee or director, the employee’s or director’s potential contribution to the long-term success of the Company and its subsidiaries and other factors it deems relevant in awarding grants. The Chief Executive Officer may make recommendations to the Compensation Committee or Board concerning the grant of options, SARs or restricted stock under the 2011 Incentive Compensation Plan.

Equity Awards Grant Policy

For awards made under incentive compensation plans of the Company, the date of grant is the date of Board approval. We do not back-date stock options, stock appreciation rights or restricted stock. It has been our intention that any option granted, unless specifically stated in the option agreement, is treated for all purposes as an incentive stock option under Section 422 of the Internal Revenue Code of 1986. The option price per share is the fair market value of the common stock on the date the option is granted. Fair market value for this purpose means the average of the highest and lowest selling price on the Nasdaq Stock Market on the date of grant. We have not issued stock options, or any other forms of incentive compensation under our incentive compensation plans, in several years. Our most recent equity awards, granted in 2009, were in the form of restricted stock. The restricted stock price per share is the fair market value of the common stock on the date the restricted stock is granted. Fair market value of the common stock for the purpose of valuing restricted stock grants means the closing price of our common stock on the Nasdaq Stock Market on the date of grant. The restricted stock plan agreements that were entered into after June 10, 2009 were drafted to include the vesting schedules for restricted stock grants that comply with Section 111 of the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Interim Final Rule on TARP Standards for Compensation and Corporate governance issued by the US Department of Treasury on June 10, 2009, and other applicable provisions of law. Restricted stock granted under these agreements for executives subject to the ARRA limitations will not fully vest until we have redeemed our preferred stock owned by the US Treasury.  The Company adopted a clawback policy in 2009 which provides for the recovery of performance-based incentive compensation if compensation is paid based on materially inaccurate financial statements or other materially inaccurate performance criteria.

Retirement Plans

We maintain pension, savings and profit sharing plans for all eligible employee participants.

Only employees hired before January 1, 2003, are eligible to participate in the Company’s defined benefit pension plan. No employees hired or rehired after December 31, 2002 are eligible for participation in the pension plan except employees employed by Peoples BancTrust Company, Inc. and its subsidiary bank, the Peoples Bank and Trust Company, prior to its merger with the Company and the closing of and merger of the Peoples BancTrust Company defined benefit pension plan into the Company’s defined benefit pension plan. For more information on our pension plans, please refer to the narrative accompanying our “2011 Pension Benefit Table,” below.

We maintain the BancTrust Financial Group, Inc. Employee Savings & Profit Sharing Plan. Subject to certain vesting and eligibility requirements, all employees, except those employees covered by The Peoples BancTrust Company, Inc. 401(k) Plan, are permitted to participate in this plan. An eligible employee may defer up to 75% of his or her pay into the plan, not to exceed the maximum allowed under Sections 401(k), 402(g), 404 and 415 of the Internal Revenue Code. We make a matching contribution as follows: $1.00 for $1.00 on the first 2%, $0.75 for $1.00 on the next 2% and $0.50 for $1.00 on the next 2%. For example, if an employee defers 6% of pay, that employee would receive a 4.5% matching contribution. Company contributions vest on a three-year cliff, resulting in 0% vested for years one and two, and, after completing 1,000 hours in year three, the participant is fully vested. The Board of Directors may approve an annual profit-sharing contribution. The profit-sharing contribution is allocated to each eligible employee based on an individual compensation to total participant compensation ratio.  The profit-sharing contribution vest on a three-year cliff, resulting in 0% vested for years one and two and, after completing 1,000 hours in year three, the profit-sharing contribution is fully vested. We have not made a profit-sharing contribution since 2008.

We maintain The Peoples BancTrust Company, Inc. 401(k) Plan that was adopted by The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to their acquisition by the Company. Subject to certain vesting and eligibility requirements, the employees of The Peoples BancTrust Company, Inc. and its subsidiary bank, The Peoples Bank and Trust Company, prior to the acquisition and new or rehired employees beginning employment after October 15, 2007 and working in a location that was formerly a location of The Peoples BancTrust Company, Inc. or The Peoples Bank and Trust Company are permitted to participate in this plan. An eligible employee may defer up to 75% of his or her pay into the plan, not to exceed the maximum allowed under Sections 401(k), 402(g), 404 and 415 of the Internal Revenue Code. We make a matching contribution of $.25 for $1.00 for the first 6% of pay contributed by the participant. Company contributions vest as follows: 25% after two years, 50% after three years, and 75% after four years. Employees are fully vested after five years.

At the beginning of each year our Board of Directors, at the recommendation of the Compensation Committee, sets the profit-sharing goal, and, at the end of the year, the Board of Directors determines the amount of the profit-sharing contribution, if any, to be made. The profit-sharing contribution is allocated to each eligible employee based on an individual compensation to total participant compensation ratio. The profit-sharing portion of this plan vests at 100% after three years.  We did not make a profit-sharing contribution in 2011.

Certain Other Benefits

In addition to salaries and retirement benefits, we provide to our executive officers, including the Chief Executive Officer, certain other benefits to assist the executive in performing his duties and to help us remain competitive in our ability to hire talented employees. These perquisites consist of a company automobile, certain club memberships and the payment of dues for those clubs. The Compensation Committee periodically reviews perquisites made available to our executive officers, including the Chief Executive Officer, to ensure that such perquisites are in line with market practice and the Company’s compensation philosophy.

Additional Post-Employment Benefits

Our senior executive officers, Mr. Lamar, Mr. Johnson, Mr. Fitzhugh, Mr. Finley and Mr. Livingston have change in control agreements. The Board of Directors believes that if the Company or one of its affiliates becomes subject to any proposed or threatened change in control transaction, it is imperative that we be able to rely upon our executives to remain in their positions and to provide advice and management to the Company and its shareholders without the distraction of personal uncertainties and risks created in such an environment.

These agreements are designed to retain our executives pending a change of control transaction. The agreements provide a severance benefit if an executive’s employment is terminated at any time within two years following a change in control under the following circumstances:

●	by the Company without the executive’s consent for reasons other than for cause or as a result of the executive’s death, permanent disability or attainment of retirement age; or

●	by the Executive within 120 days following the occurrence of any of the following events:

o	a material reduction in the executive’s base salary from his or her base salary immediately prior to the change in control;

o
a reduction in the executive’s annual compensation paid by the Company as reported by the Company on Form W-2, such that the executive’s W-2 compensation is materially less than the average of the executive’s annual W-2 compensation from the Company for the three most recently completed years prior to the change in control; or

o
a material change in the geographic location at which Executive must perform his services without the Executive’s consent, meaning, the transfer of Executive, without his consent, to a location requiring a change in his residence or a material increase in the amount of travel normally required of Executive in connection with his employment.

In such circumstances, the executive will be entitled to receive a cash payment equal to three (for Mr. Lamar, Mr. Johnson, Mr. Fitzhugh and Mr. Finley) or two (for Mr. Livingston) times his annualized compensation based upon the annual rate of pay for services provided to the Company for the executive’s taxable year preceding the executive’s taxable year in which the termination occurs.  This benefit, however, may not exceed the highest amount that can be paid without triggering excise taxes or penalties under the Internal Revenue Code. The executive must provide the Company notice of the occurrence of such event within 90 days after the occurrence of such event, and the Company shall have 30 days thereafter to remedy the condition. Annualized compensation is defined as amounts earned by the executive for personal service rendered to his employer and its affiliates as reported on Treasury Department form W-2, including bonuses, and excluding moving and education expenses, income included under Section 79 of the Internal Revenue Code of 1986, as amended, and income imputed to the executive from personal use of employer-owned automobiles and employer-paid club dues. Earnings do not include any income attributable to grants of and dividends on shares awarded under our equity incentive compensation plans.

The Company has agreed to reimburse the executive for COBRA premiums paid by the executive to the extent not reimbursed by a third party and allowable as a deduction under Section 213 of the Internal Revenue Code during the executive’s applicable COBRA continuation period as permitted by Section 409A of the Internal Revenue Code. During such period, if the executive enters into the employ of another company or firm which provides medical insurance coverage, the Company’s reimbursement shall cease.

The change of control agreements contain nonsolicitation covenants. The executive has agreed that he will not, directly or indirectly, on his own behalf or in the service or on behalf of others, whether as a consultant, independent contractor, employee, owner, partner, joint venturer or otherwise, solicit, contact, attempt to divert or appropriate any person or entity who was a customer or account of the Company or a subsidiary of the Company, or a prospect of the Company or any subsidiary of the Company.  This covenant continues for a period of twelve months following the termination of his employment which results in the executive being granted the rights and benefits set forth in the change of control agreement.  In addition, the executive has agreed not to recruit any employee of the Company or a subsidiary of the Company to leave employment with the Company or its subsidiaries.

The Company’s change in control agreements, including those with our senior executive officers and the next five most highly compensated employees, were amended in 2009 to excuse performance by the Company in the event that performance under the agreement would result in a violation of Section 111 of EESA, as amended by ARRA and supplemented by applicable regulations, or any other applicable provision of law.  Generally, the Company is prohibited from making payments upon severance or a change in control to the senior executive officers and the next five most highly compensated employees, unless the payment is for services already performed or benefits already accrued.  The payments to these officers upon severance or a change in control are prohibited while the US Treasury owns any of the Company’s preferred stock.

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings1	All Other Compensation2	Total
W. Bibb Lamar, Jr.
President and Chief	2011	$350,000			$114,284	$41,239	$505,523
Executive Officer	2010	350,000			97,903	38,531	486,434
(Principal Executive Officer)	2009	350,000			111,093	37,211	498,304

F. Michael Johnson	2011	$178,000			$76,126	$30,312	$284,438
Chief Financial Officer	2010	178,000			130,583	29,963	338,546
(Principal Financial Officer)	2009	178,000			208,930	25,925	412,855

Michael D. Fitzhugh	2011	$188,000			$64,656	$22,658	$275,314
Executive Vice President	2010	188,000			37,685	21,836	247,521
	2009	188,000			45,517	34,015	267,532

Bruce C. Finley, Jr.	2011	$165,000			$152,974	$24,487	$342,461
Executive Vice President	2010	165,000			107,014	22,906	294,920
	2009	165,000			123,980	22,335	311,315

Edward T. Livingston	2011	$175,000			$45,470	$24,458	$244,928
Executive Vice President	2010	175,000			33,752	22,352	231,104
	2009	175,000			30,179	20,235	225,414

1
Change in pension value only.  The value reported in the column does not represent compensation paid to our named executive officers. The amount represents the increase in the values of the executive’s retirement plan benefit and supplemental plan benefit, if applicable.  Key factors in calculating the value include additional years of service earned and the passage of time and interest rate considered in determining the increase in pension value for the year.  The benefits are based on current pay and current IRS limits.  The actual amount of any lump sum pension benefit or pension benefit payments cannot be determined until actual retirement and will be determined based on the interest rates in effect at that time.

2
Other compensation includes dividends paid on unvested restricted common stock, certain dues and club memberships, the Company’s matching of contributions to the 401(k) plan, taxable life insurance, and the taxable amounts for use of Company-owned automobiles. Company matching of 401(k) plan contributions were $15,405 for Mr. Lamar; $6,675 for Mr. Johnson; $8,460 for Mr. Fitzhugh; $7,425 for Mr. Finley and $7,875 for Mr. Livingston in 2011; $15,405 for Mr. Lamar, $8,010 for Mr. Johnson, $8,460 for Mr. Fitzhugh, $7,425 for Mr. Finley and $7,875 for Mr. Livingston in 2010;  $15,679 for Mr. Lamar, $8,010 for Mr. Johnson, $8,460 for Mr. Fitzhugh, $7,425 for Mr. Finley and $7,663 for Mr. Livingston in 2009.

3	The change in pension value for Mr. Johnson for 2009 reflects a correction in the total years of vested retirement benefit service from 35 years to 37 years.

4	Mr. Fitzhugh was paid $14,000 in 2009 as a housing allowance due to relocation.

Outstanding Equity Awards at 2011 Fiscal Year-End

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Expiration Date

W. Bibb Lamar, Jr.	07/21/2004	10,000	$17.23	07/21/2014

F. Michael Johnson	07/21/2004	4,000	$17.23	07/21/2014

Michael D. Fitzhugh	07/21/2004	4,000	$17.23	07/21/2014

Bruce C. Finley, Jr.	07/21/2004	4,000	$17.23	07/21/2014

Edward T. Livingston	03/17/2004	10,000	$17.19	03/17/2014
	01/28/2003	5,000	11.68	01/28/2013

No senior executive officer had outstanding but unvested restricted stock awards at the end of the 2011 fiscal year.

2011 Option Exercises and Stock Vested

No senior executive officers exercised stock options in 2011, and no shares of restricted stock granted to senior executive officers vested in 2011.

2011 Pension Benefit Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During the Last Fiscal Year

W. Bibb Lamar, Jr.	Retirement Plan for Employees of BancTrust
	Financial Group, Inc.	23	$1,043,358	$37,061
	Bank Supplemental Plan	43	$309,568	$0
	Total	43	$1,352,926	$37,061

F. Michael Johnson	Retirement Plan for Employees of BancTrust
	Financial Group, Inc.	26	$1,046,395	$36,237
	Bank Supplemental Plan	39	$199,828	$0
	Total	39	$1,246,223	$36,237

Michael D. Fitzhugh	Retirement Plan for Employees of BancTrust
	Financial Group, Inc.	13	$292,961	$0
	Total	13	$292,961	$0

Bruce C. Finley, Jr.	Retirement Plan for Employees of BancTrust
	Financial Group, Inc.	23	$703,282	$0
	Bank Supplemental Plan	36	$149,901	$0
	Total	36	$853,183	$0

Edward T. Livingston	Retirement Plan for Employees of BancTrust
	Financial Group, Inc.	9	$197,747	$2,309
	Total	9	$197,747	2,309

The present value of accumulated benefit was determined using a 4.50% discount rate, the RP-2000 Combined Mortality Table, the greater of normal retirement age or age on the evaluation date and no incidence of disability.

The Retirement Plan for Employees of BancTrust Financial Group, Inc. provides generally for a monthly benefit commencing at age 65 equal to one twelfth of one percent of the employee’s average yearly compensation over the five consecutive calendar years during the last ten calendar years when the employee’s compensation was highest, multiplied by years of credited service, not to exceed forty years. Average yearly compensation is defined as wages, salary, bonus, commissions, overtime and any other special compensation. Alternative plan formulas may apply to certain participants who participated in predecessor pension plans, including Mr. Lamar, Mr. Johnson and Mr. Finley. These alternative formulas may result in a greater benefit to the participant. Generally, the applicable formula cannot be determined until retirement.

The alternative plans include The Bank of Mobile Pension Plan in effect as of December 31, 1994 and the First National Bank Employee’s Pension Plan in effect as of December 31, 1994.  The Bank of Mobile Pension Plan provides for a monthly benefit commencing at age 65 equal to one percent of the employee’s average monthly base compensation during the highest sixty consecutive months out of the 120 months preceding retirement, plus .65% of average monthly base compensation in excess of $833.33, multiplied by years of credited service, not to exceed thirty years. Employee’s average monthly base compensation is determined by dividing the annual wages, salary, bonus, commissions, overtime and other special compensation by twelve. Alternative plan formulas, in some situations, might produce a greater benefit. Joint and survivor benefits would be less. Social Security benefits do not affect payment made under The Bank of Mobile Pension Plan. The First National Bank Employee’s Pension Plan provides for an annual benefit commencing at age 65 equal to 1.5% of the final coverage compensation multiplied by years of service. Final coverage compensation is defined as earnings, including wages, salary, bonus, commissions, overtime and any other special compensation over the five consecutive calendar years out of the last ten consecutive years that produces the highest average. Joint and survivor benefits would be less.

The Peoples BancTrust Company, Inc. Pension Plan provides its participants a monthly single-life annuity equal to 1.00% of final average monthly compensation multiplied by  years of credited service, plus .65% of final average monthly compensation in excess of Covered Compensation (as defined by the plan) multiplied by years of credited service (up to 35 years). Participants in The Peoples BancTrust Company, Inc. Pension Plan age 55 or older with 10 years of vesting service may retire prior to age 65 with a reduced benefit. New or rehired employees beginning employment after August 21, 2007, the date of plan closing, are not eligible to participate in the plan.

The Bank maintains a Supplemental Executive Retirement Plan designed to supplement the benefits payable under the Company’s pension plan described above for certain key employees selected by the Bank’s Board of Directors. Each participant was a participant in a pension plan of another bank prior to his employment by the Bank, and the Supplemental Plan is designed to afford the participant the same pension he would receive under the Company’s pension plan if he were given years of service credit as if employed by the Bank for his entire banking career, reduced by benefits actually payable to him under the Company’s pension plan and any retirement benefit payable to him under any plan of another bank. Benefits for total and permanent disability are supplemented in the same manner. Because the Supplemental Plan is intended to complement benefits otherwise available to the participants, the exact amounts to be paid, if any, to any participant, including Mr. Lamar, Mr. Johnson and Mr. Finley, cannot be determined until retirement or disability. Mr. Fitzhugh and Mr. Livingston do not participate in this plan.

Other Potential Post-Employment Payments

Upon resignation without cause or termination for cause, a senior executive officer is not entitled to any payment or benefit beyond those afforded to employees upon termination or resignation. Salaries would be paid through the date of resignation or termination, payable on the next regularly scheduled pay date. Insurance and other special benefits would terminate on the date of resignation or termination. Employees are advised of their benefits under COBRA continuation coverage. Unvested restricted stock would be forfeited. Exercisable stock options would be forfeited upon termination or resignation if not exercised prior to the effective date of the resignation. Non-equity incentive compensation would not be paid if termination or resignation is prior to the date payment is made by the Company.

Involuntary terminations, due to consolidations, acquisitions, mergers, realignments, reorganizations, or other business-related changes, may result in the Company providing compensation to employees, including the senior executive officers, who are being involuntarily terminated during the transition period. Severance pay is designed to provide assistance in bridging any unemployment period, not as a reward for past service. Employees, including the senior executive officers, whose termination qualifies as a qualifying termination under our severance policy, will be notified sixty days in advance of the elimination or reduction of a job position. Qualifying terminations include job elimination, reduction-in-force, acquisition or merger (not divestiture) and reorganization or realignment. For qualifying terminations, any regular full-time and regular part-time employee, including the senior executive officers, of the Company or its subsidiaries will be paid for two weeks per full year of service subject to certain minimum and maximum levels for the employee’s pay grade level. Severance pay is computed on the basis of current base compensation and is paid in a lump sum, minus applicable taxes, in accordance with Internal Revenue Code Section 409A. The maximum amount of severance to be paid to any officer or non-officer of the Company is 52 weeks, unless the employee has previously entered into a different severance agreement with the Company. For senior executive officers whose position is eliminated under a “triggering event” as defined in the executive’s change in control agreement, the senior executive officer would be compensated as defined by the change in control agreement and not through regular severance benefits.  Payments to our senior executive officers and our next five most highly compensated employees for severance or a triggering event under a change in control agreement are prohibited during the period in which the United States Treasury owns our preferred stock unless the compensation is for services already rendered or for benefits already accrued.

Upon normal retirement, the executive officer is entitled to receive his defined benefit pension obligation and pro rata vested restricted stock shares. Pension benefits may be paid in a lump sum under certain circumstances. The executive may also receive all or a pro rata short-term incentive payment if approved by the Board of Directors. Options held may be exercised within ninety days of retirement by the executive. In the case of Mr. Lamar, Mr. Johnson and Mr. Finley, the officer may also be entitled to retirement benefits payable under a non-qualified supplemental executive retirement plan.

Assuming a normal retirement age and retirement at December 31, 2011, the named executives would have been entitled to their defined benefit pension plan and supplemental retirement plan payments where applicable.

Upon permanent disability, the executive officer is entitled to receive long-term disability benefits and pro rata vested restricted stock shares. Our disability plan allows a monthly benefit for a permanently disabled employee until the employee reaches age 65 or normal retirement age. An employee who becomes permanently disabled upon or after reaching, age 65 receives a monthly disability benefit for a reduced period, not to exceed 60 months. The monthly benefit for the senior executive officers is $10,000. The term of payment is dependent upon the executive’s age at the time of permanent disability. The executive may also receive all or a pro rata short-term incentive payment if approved by the Board of Directors. Options held may be exercised within 12 months of the permanent disability date.

Assuming permanent disability at December 31, 2011, the named executives would have been entitled to the following:

Name	Monthly Long- Term Disability Payment1	Maximum Benefit Period2

W. Bibb Lamar, Jr.	10,000	15
F. Michael Johnson	8,900	18
Michael D. Fitzhugh	9,400	36
Bruce C. Finley, Jr.	8,250	30
Edward T. Livingston	8,750	21

1
Monthly benefits are payable until age 65 or normal retirement age, whichever is later, or for a shortened period not to exceed 60 months for disability occurring while employed after age 65. Normal retirement age is social security normal retirement age.

2	Maximum benefit period is based on the employee’s age at disability and is reported as total months payable.

Upon death, the executive officer’s estate is entitled to receive Company-provided life insurance benefits and a pro rata portion of unvested restricted stock shares. Life insurance proceeds may be increased if death is due to an accident while traveling on company business or is caused by an accident. The executive may also receive a full or pro rata short-term incentive payment if approved by the Board of Directors. Options held may be exercised within 12 months of the date of death.

Assuming a December 31, 2011 date of death not caused by an accident, the named executives’ estates would have been entitled to the following:

Name	Life Insurance Proceeds

W. Bibb Lamar, Jr.	$195,000	1
F. Michael Johnson	195,000	1
Michael D. Fitzhugh	300,000
Bruce C. Finley, Jr.	300,000
Edward T. Livingston	300,000

1	The life insurance benefit proceeds are reduced by 35% at age 65 and an additional 15% at age 70.

Unvested restricted stock vests immediately upon a change in control. A change in control is defined, under the Company’s 2011 Incentive Compensation Plan, as any exchange of the outstanding shares of common stock in connection with a merger, consolidation, or other reorganization of or involving the Company, or the sale by the Company of all or a portion of its assets, for a different number or class of shares of stock or other securities of the Company or shares of the stock or other securities of any other corporation. The Company must give thirty days written notice of a change in control to allow for the exercise of outstanding options. Options that are not exercisable immediately prior to the change in control will become exercisable upon the change in control. Non-equity incentive compensation may be awarded either in full or pro rata with approval by the Board of Directors.

The Company’s change in control agreements, including those with our senior executive officers and our next five most highly compensated employees, were amended in 2009 to excuse performance by the Company in the event that performance under the agreement would result in a violation of Section 111 of EESA, as amended by ARRA and supplemented by applicable regulations, and any other applicable provisions of law.  Generally, the Company is prohibited, while the US Treasury holds its preferred stock, from making payments upon severance or a change in control to the senior executive officers and the next five most highly compensated employees, unless the payment is for services already performed or benefits already accrued.

Assuming a change in control, followed by a triggering event, as of December 31, 2011, the Company would have been prohibited from paying a change in control benefit to the senior executive officers.

2011 Director Compensation

Director	Fees Paid in Cash	Fees Deferred1		All Other Compensation2	Total
Tracy T. Conerly	$22,450	$		$200	$22,650
Stephen G. Crawford	29,875			2,100	31,975
David C. De Laney	33,875				33,875
Robert M. Dixon, Jr.			18,625		18,625
Broox G. Garrett, Jr.	20,950			1,200	22,150
Carol F. Gordy	20,500			1,200	21,700
Barry E. Gritter			25,675	1,200	26,875
James M. Harrison, Jr.	18,625			800	19,425
Clifton C. Inge, Jr.	31,150				31,150
Kenneth S. Johnson	18,575				18,575
W. Bibb Lamar, Jr.3					0
John H. Lewis, Jr.	23,625				23,625
Harris V. Morrissette			30,275		30,275
Paul D. Owens, Jr.			28,300		28,300
Mary Ann Patterson	20,875			1,600	22,475
Peter C. Sherman			18,625	900	19,525
Dennis A. Wallace	32,200				32,200

1
Not included in the fees deferred were unrealized losses of $(33,426) for Mr. Dixon, $(19,312) for Mr. Garrett, $(28,303) for Mr. Gritter, $(28,283) for Mr. Inge, $(41,970) for Mr. Morrissette, $(30,912) for Mr. Owens, and $(14,719) for Mr. Sherman.

2	Fees paid for Board and Committee attendance for our Directors serving on advisory boards or committees of the Bank.
3	W. Bibb Lamar, Jr. was not compensated for his membership on the Board of Directors or any of the Board’s committees.

In 2011, our directors received an annual retainer of $10,000, $750 for each Board meeting attended, and $400 for each Committee meeting attended. Attendance at a Board or Committee meeting by phone is paid at 50% of the applicable fee, except that attendance at the Audit Committee by phone is paid at 100% of the applicable fee. Director nominees elected to the Board of Directors at the annual meeting or directors elected to the Board of Directors during the year receive a pro-rata share of the annual retainer. The members of the Board who also served on the Trust Committee of the Bank received $300 per committee meeting. The members of the Board who also served on the Loan Committee of the Bank received $400 per committee meeting. The Audit Committee Chairman and the Compensation Committee Chairman received an additional retainer of $1,500. Additional fees have at times been paid to Committee members for multi-day meetings and the consideration of extraordinary transactions that require considerably more meeting or preparation time than what is usually expected. We offer to our directors the BancTrust Financial Group, Inc., Directors Deferred Compensation Plan which allows participating directors to defer their director fees and receive in lieu thereof the right to receive Company stock. The plan is a nonqualified deferred compensation plan. Directors Dixon, Gritter, Morrissette, Sherman and Owens participated in the plan in 2011. All other compensation includes fees for Board and Committee attendance for our directors serving on Boards or Committees of the Bank. The aggregate number of options held by all directors outstanding at year end was 1,950.

Report of Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors of BancTrust Financial Group, Inc. has reviewed and discussed Management’s Compensation Discussion and Analysis with management. Based on our review and discussions, we recommended to the Board of Directors that Management’s Compensation Discussion and Analysis be included in BancTrust’s Proxy Statement for its 2012 Annual Meeting and in its Annual Report on Form 10-K for the year ended December 31, 2011.

The Compensation Committee of the Board of Directors of BancTrust Financial Group, Inc. certifies that:

■
We have reviewed with the senior risk officers the senior executive officer compensation plans and have made all reasonable efforts to ensure that these plans do not encourage our senior executive officers to take unnecessary and excessive risks that threaten the value of the Company.

■	We have reviewed with the senior risk officers the employee compensation plans and have made all reasonable efforts to limit any unnecessary risks that these plans pose to the Company.

■
We have reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

The Company entered into a Securities Purchase Agreement with the United States Treasury, whereby the United States Treasury purchased preferred stock and received warrants to purchase common stock in the Company through the Capital Purchase Program of the Troubled Asset Relief Program (“TARP”).   On June 10, 2009, the United States Department of the Treasury issued its Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

We have implemented features in our compensation programs to comply with these rules as follows:

■
We have limited payment or accrual of bonuses to our five most highly compensated employees.  The five most highly compensated employees may, but do not necessarily, include all of the senior executive officers of the Company.

■	We adopted a policy to prohibit the payment of bonuses or golden parachute payments that are prohibited by Section 111 of EESA, as amended, or the Interim Final Rule.

■
We amended our existing change in control agreements to excuse performance in the event that the performance under the change in control agreement would result in violation of Section 111 of EESA, as amended by ARRA, the Interim Final Rule, or any other applicable provision of law.

■
We adopted a clawback policy that allows for the recovery of any bonuses paid based on materially inaccurate financial statements or performance criteria to our senior executive officers and our next twenty most highly compensated employees.

■	We adopted a Luxury Expenditure Policy which may be found on our web site at www.banktrustonline.com by following the “Investor Relations” tab and then clicking on “Corporate Governance.”

■	We adopted a policy prohibiting payments to cover taxes due on compensation and perquisites to senior executive officers and the next twenty most highly compensated employees.

On September 11, 2009, each of our senior executive officers entered into a letter agreement with the Company for the purpose of amending his compensation, bonus, incentive, and other benefit plans, arrangements and agreements in order to comply with executive compensation and corporate governance requirements of Section 111(b) of the EESA, the ARRA and the applicable regulations.

Required Risk Analysis of Compensation Plans to All Employees by the Compensation Committee

Management identified for the Compensation Committee the Company’s senior executive officers, its next twenty most highly compensated employees and the Company’s five most highly compensated employees.  The Compensation Committee reviewed all compensation plans of the Company.  The Compensation Committee reviewed the Company’s compensation arrangements with its senior executive officers twice in 2011.  The Company’s compensation arrangements were reviewed to ensure that the objectives of the plans do not motivate the covered employees to take unnecessary or excessive risk or manipulate reported earnings.

The Committee reviewed the overall compensation structure, particularly the compensation structure of the senior executive officers, the next twenty most highly compensated employees, and the five most highly compensated employees, as the overall compensation structure relates to risk-management practices and risk-taking incentives.  The Committee’s review included a review to determine if the percentage of fixed compensation was sufficient to discourage the employee from taking unnecessary or excessive risk or manipulate reported earnings to obtain incentive compensation, and to ensure that employees’ incentive compensation is tied to the Company’s long-term performance goals.  In conducting the review, the senior risk officers identified the areas of risk typically associated with the financial services industry, including credit risk, interest rate risk, price risk, liquidity risk, transaction or operational risk, compliance risk, strategic risk and reputation risk. The Committee reviewed each key element or performance criteria of the compensation plans to determine what risk may be impacted by the performance requirements.

The Compensation Committee review identified the following divisions and programs within the Company in which incentive compensation is a critical component:  the Trust and Wealth Management Commission Program, incentive compensation programs of the non-traditional bank products division, incentive compensation programs for the mortgage department, and the Service and Sales Culture Performance program. The key areas in which this incentive compensation could create risk are in our mortgage department, our non-traditional bank products division and our Trust and Wealth Management Commission Program.  Performance incentives paid in the mortgage department are largely based on originating mortgages, which are then sold to third parties.  Because these assets are not held by the Company, the primary risk is liability for originations that are inappropriate for the customer or fraudulent, which could lead to legal liability or reputational harm.  Performance incentives paid in the non-traditional bank products division and under the Trust and Wealth Management Commission Program largely relate to originating new trust business and brokerage accounts.  If the products sold are unsuitable for the customer, the Company could face reputational harm and, possibly, legal liability.

The Committee determined that these plans were designed with an appropriate combination of objectives and safeguards to deter unnecessary and excessive risk-taking and the manipulation of reported earnings.  Employees eligible to receive sales commissions under the Trust and Wealth Management Commission Program include those department employees charged with business development responsibilities.  All employees, except those ineligible under current regulatory restrictions, are eligible to receive a referral commission under this program.  A new account is not eligible for a commission payment until a minimum fee is generated over a period of time.

The Company has established a sales culture for all employees that emphasizes origination of new accounts and cross-selling of bank products to new and existing customers.   Products are assigned a point value under the Service and Sales Culture Performance program.  Points are awarded to employees for new business or cross-sells to an existing or new customer.  The program includes restrictions on payments for maximum points earned in a category, a requirement that accounts be fully funded and have met minimum requirements, and penalties if an account is closed within the same month it is opened.  The Service and Sales Culture Performance program also allows management the right to reserve payment under this program.

The non-traditional bank products incentive programs and the mortgage commission incentive program are performance-based.  Employees covered under these programs are compensated on either a salary plus commission basis or on a commission only basis.  Employees are compensated based on new business originated, typically on a short-term periodic basis, such as monthly.  These types of compensation arrangements are customary within our industry for employees in these areas and are considered short-term incentive programs.  The Committee also reviewed the Bank’s internal controls and procedures in place to detect and prevent inappropriate risk taking and abuse by employees participating in these programs.

The Compensation Committee reviewed other factors of our compensation plans including the percentage of overall compensation that is fixed and the percentage that is tied to variable elements.  The Committee determined that the Company’s compensation arrangements include sufficient base salaries or fixed compensation as a percentage of total compensation to retain employees and incentivize a high level of performance while discouraging unnecessary and excessive risk-taking or the manipulation of reported earnings.  Restricted stock grants include vesting periods of three to five years.  The Committee believes that employee ownership of unvested stock is an incentive to remain with the Company and to focus on all elements of Company performance that influence medium and long-term share price appreciation, including the avoidance of losses attributable to the most significant risks facing the Company.  The Committee believes that granting restricted stock with medium or long-term vesting periods aligns our employees’ interests with the interests of our shareholders.

The Compensation Committee Charter contains a look-back provision which allows the Committee to make recommendations for incentive compensation payouts based on current market and economic conditions, as well as recommendations to reduce or withhold payments if the Committee feels that an employee has taken unnecessary or excessive risks.

In 2010, the Compensation Committee engaged Blanchard Chase to review the compensation of ten key executives of the Company, to review certain incentive compensation plans and make recommendations concerning those plans, and to assist in the design of an annual commercial loan incentive compensation plan. The annual commercial loan incentive plan was not implemented in 2010 or 2011 and was therefore not reviewed by the Committee and the senior risk officers of the Company.  The Company has no plans to implement the plan in the foreseeable future.

We will continue to review and assess our responsibilities with respect to executive compensation under EESA, ARRA, the regulations issued thereunder and the corporate governance and executive compensation standards of the Securities and Exchange Commission and the Nasdaq Stock Market.  We intend to fully comply with any additional limitations or requirements for as long as they are applicable.

Dennis A. Wallace, Chairman
John H. Lewis, Jr.
Harris V. Morrissette

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members during 2011 were Messrs. Crawford, Lewis, Morrissette and Wallace. Except for Mr. Crawford, who was employed from August 2003 until December 2004 as Banc Trust’s general counsel, no officer or employee or former officer or employee of BancTrust or any of its subsidiaries is a member of the Compensation Committee. Mr. Crawford was appointed to the Compensation Committee in January of 2008, following a determination that he met the applicable requirements for independence.

In July of 2010, Congress enacted the Dodd-Frank Act.  Among its provisions is a requirement that the Securities and Exchange Commission (the “SEC”) adopt regulations requiring heightened standards for Compensation Committee member independence, similar to the heightened standards applicable to Audit Committee members.  If the new Compensation Committee standards are identical to the standards applicable to Audit Committee members, Mr. Crawford would not be considered independent for the purpose of serving on the Compensation Committee.  In anticipation of the adoption of these regulations, in February of 2012, Mr. Crawford resigned from the Compensation Committee.

Certain Transactions and Matters

All of the directors and executive officers of BancTrust, as well as firms and companies with which they are associated, are and have been customers of the Bank and, as such, have had banking transactions, including loans and commitments to loan, with the Bank during 2011. These loans and commitments to loan, including loans and commitments outstanding at any time during the period, were made in the ordinary course of business on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable loans with persons not related to BankTrust and, in the opinion of Bank management, did not involve more than the normal risk of collectability or present other unfavorable factors.

Stephen G. Crawford, a director, is a member of the Hand Arendall LLC law firm, which serves as counsel for BancTrust and its subsidiaries. Hand Arendall LLC is appointed as general counsel to the Company on an annual basis by the Board of Directors. In 2011, the Company paid Hand Arendall LLC $860,706 for services rendered in 2011.  The amount paid by BancTrust is less than 5% of the gross revenues of Hand Arendall LLC.

Broox G. Garrett, Jr., a director, is a partner in the law firm of Thompson, Garrett & Hines, L.L.P., which serves as counsel for the Bank branches and the trust department in Brewton. The Company did not pay any material amounts to Thompson, Garrett & Hines, L.L.P. in 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information called for by Item 12 is included in this report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and “Equity Incentive Compensation Plan.”

Security Ownership of Directors, 5% Shareholders and Officers

As of the record date there were no known 5% shareholders of BancTrust. The following chart reflects the number of shares of the Company’s common stock beneficially owned by (i) each director of BancTrust; (ii) each executive officer; and (iii) the directors and executive officers of BancTrust as a group. No director or executive officer owns any shares of preferred stock.

Director	Number of Shares Owned1	Right to Acquire2	Total Beneficial Ownership	Percentage of Beneficial Ownership3
Tracy T. Conerly	11,062		11,062	0.06%
Stephen G. Crawford	174,100		174,100	0.97%
David C. De Laney	81,458		81,458	0.45%
Robert M. Dixon, Jr.	42,432		42,432	0.24%
Broox G. Garrett, Jr.	103,308	650	103,958	0.58%
Carol F. Gordy	4,136		4,136	0.02%
Barry E. Gritter	49,284		49,284	0.27%
James M. Harrison, Jr.	33,585		33,585	0.19%
Clifton C. Inge, Jr.4	40,051		40,051	0.22%
Kenneth S. Johnson5	77,874		77,874	0.43%
W. Bibb Lamar, Jr.	80,803	10,000	90,803	0.51%
John H. Lewis, Jr.	28,288		28,288	0.16%
Harris V. Morrissette4	132,468	650	133,118	0.74%
Paul D. Owens, Jr.	406,350	650	407,000	2.27%
Mary Ann Patterson	332,105		332,105	1.85%
Peter C. Sherman	35,301		25,501	0.20%
Dennis A. Wallace	23,794		23,794	0.13%

Executive Officer	Number of Shares Owned1	Right to Acquire2	Total Beneficial Ownership	Percentage of Beneficial Ownership3
Bruce C. Finley, Jr.	22,415	4,000	26,415	0.15%
Michael D. Fitzhugh	9,027	4,000	13,027	0.07%
F. Michael Johnson	42,190	4,000	46,190	0.26%
Edward T. Livingston	14,268	15,000	29,268	0.16%
Henry F. O’Connor, III 4	0	0	0	0.00%

All directors and executive officers as a group	1,744,298	38,950	1,783,248	9.92%

1
Includes shares of common stock for which the named person has sole voting and investment power, has shared voting and investment power with a spouse or children, holds in an IRA or other retirement plan program, or holds in our dividend reinvestment plan, unless otherwise indicated in these footnotes.

2
Includes shares of common stock that may be acquired upon the exercise of stock options that are or become exercisable within sixty days of the date of this amendment to BancTrust’s Annual Report on Form 10-K.

3
For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within sixty days, but that no other persons exercise any options. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within sixty days, but that no other persons exercise any options. The calculations are based on 17,967,788 shares of common stock outstanding on April 19, 2012.

4	Mr. Inge and Mr. Morrissette are first cousins. Mr. O’Connor’s wife is Mr. Inge’s sister and Mr. Morrissette’s first cousin.
5	Mr. Kenneth S. Johnson has pledged 47,100 shares to secure a loan from the Bank.

Security Ownership of Certain Beneficial Owners

The U.S. Department of Treasury holds a warrant to purchase 730,994 shares of BancTrust common stock, which was approximately 4% of the shares outstanding at the time the warrant was issued.  The shares of BancTrust common stock issuable upon exercise of the warrant are assumed to be outstanding for the purpose of determining the percentage of shares beneficially owned.  The warrant was issued on December 19, 2008 as part of the Treasury Department’s Troubled Asset Relief Program/Capital Purchase Program.  The exercise price is $10.26 per share, subject to anti-dilution and other adjustments.  The UST has limited voting rights. The Company believes the U.S. Department of Treasury still holds the warrant to purchase the shares.

Changes of Control

There are no arrangements known to BancTrust at this time which may result in a change of control of BancTrust.

Item 13. Certain Relationships and Related Transactions

Certain information called for by Item 13 is included in this report on Form 10-K under the caption “Certain Transactions and Matters,” above.

Director Independence

Of BancTrust’s 17 directors, only Mr. Lamar clearly does not meet the requirements for independence as set forth in the listing standards of the Nasdaq Stock Market.  The Corporate Governance and Nominating Committee has determined that Mr. Crawford will no longer be considered an independent director.  Independence determinations are by nature very subjective.

In the process of evaluating the independence of directors, the Corporate Governance and Nominating Committee considered all relevant transactions, relationships and arrangements. Specifically, the Committee considered transactions and relationships of the following categories or types:

•           All of the directors either individually or through an affiliated entity, have a customer relationship with the Bank, such as deposit, brokerage, trust, loans or other financial services, that are on terms and conditions not more favorable than those afforded by the Bank who are not related to BancTrust or similar.

•           Directors Crawford and Garrett are attorneys in law firms which provide legal services to the Company. Mr. Crawford is a member of the Hand Arendall LLC law firm, which serves as counsel for BancTrust and the Bank. Mr. Garrett is a partner in the law firm of Thompson, Garrett & Hines, L.L.P. which serves as counsel for the Bank branches in Brewton and the trust department. Payments to these firms for services in the current or any of the past three fiscal years have not exceeded 5% of the recipient’s consolidated gross revenues or $200,000, whichever was more; however, Hand Arendall LLC was paid fees significantly exceeding $200,000 for legal services rendered in 2011.

In each case in which a director was determined to be independent, the Committee concluded that the transaction or relationship is not reasonably likely to interfere, or be perceived as interfering, with the director’s exercise of independent judgment in carrying out the duties of a director.  In the case of Mr. Crawford, the Committee determined that, given the significance of the relationship between the Company and Hand Arendall, Mr. Crawford’s relationship with Hand Arendall may be perceived as a factor compromising his independence, and it determined that the best course of action was to categorize him as a non-independent director.

Item 14. Principal Accountant Fees and Services

Dixon Hughes Goodman LLP (“Dixon Hughes Goodman”), formerly Dixon Hughes PLLC, served as BancTrust’s independent registered accounting firm in 2011.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Dixon Hughes Goodman for the audit of BancTrust’s Annual Financial Statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by Dixon Hughes Goodman during the period.

	2011	2010
Audit Fees	$409,500	$451,400
Audit-Related Fees	26,800	6,400
Tax Fees	0	0
All Other Fees	0	0
Total	$436,300	$457,800

Audit fees consisted of audit work performed relating to the audit of consolidated financial statements and internal controls relating to financial reporting, quarterly reviews, consents, attest services required by statute or regulation (FDICIA report) and review of 1933 Act registration statements.  Audit-related fees consisted primarily of audit work related to a HUD audit performed for the Company.  All audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of Dixon Hughes Goodman’s independence.

The Audit Committee pre-approves, by resolution, the type and amount of audit, audit-related, tax and all other services to be performed by the Company’s independent auditor. The term of such approvals is for 12 months from the date of pre-approval, unless otherwise specified. The Audit Committee Chairman has the authority to approve the engagement of the independent auditor to provide non-audit-related services as permitted to the extent that such non-audit services are not pre-approved as set forth by the Committee’s policy, and if the engagement is less than $10,000. The Chairman reports, for informational purposes only, any pre-approval of non-audit services under the Company’s pre-approval policy at the Audit Committee’s next scheduled meeting after approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. **  Financial Statements:

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

(a) 2. ** Financial Statement Schedules

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

51. ** Letter Agreement, dated December 19, 2011, by and among Capital Z Partners III, L.P., Pine Brook Road Partners, BankTrust and the Company.

(21) Subsidiaries of the registrant.

1. Subsidiaries of BancTrust Financial Group, Inc filed as Exhibit (21).1 to registrant’s Registration Statement on Form S-3 filed on October 6, 2008 (No. 333-153871), is incorporated herein by reference.

(23) Consents.

1. Consent of Dixon Hughes Goodman LLP.

(31) Rule 13(a)-14(a)/15(d)-14(a) Certifications.

1. ** Certification by the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2. ** Certification by the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.  Certification by the Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4.  Certification by the Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 1350 certifications.

1. *** Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2. *** Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Section 30.15 certifications.

1. ** Certification of Principal Executive Officer Pursuant to 31 C.F.R. Section 30.15.

2. ** Certification of Principal Financial Officer Pursuant to 31 C.F.R. Section 30.15.

(101) ** Interactive Data File.

*	Indicates management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of Form 10-K.

**	Previously filed with the Annual Report on Form 10-K filed with the SEC on April 12, 2012, which is being amended hereby.

***	Previously furnished with the Annual Report on Form 10-K filed with the SEC on April 12, 2012, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banctrust Financial Group, Inc.

By:	/s/ F. Michael Johnson
F. Michael Johnson
Chief Financial Officer and Secretary

Dated: April 27, 2012

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.3
Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002