Form 10-Q
period 2012-03-31
BANCTRUST FINANCIAL GROUP INC
filed 2012-05-15
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
X	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

____	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number:	0-15423

BANCTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Alabama	63-0909434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 St. Francis Street, Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
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

Large accelerated filer ____     Accelerated filer  ______       Non-accelerated filer ______(Do not check if a smaller reporting company)   Smaller reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____   No    X

Shares of common stock ($0.01 par) outstanding at May 11, 2012: 17,967,788

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	March 31, 2012	December 31, 2011
ASSETS
Cash and Due from Banks	$31,617	$37,911
Interest-Bearing Deposits in Other Financial Institutions	103,855	61,942
Securities Available for Sale, at Fair Value	479,497	517,213
Loans Held for Sale	2,465	2,021

Loans and Leases	1,254,025	1,275,028
Allowance for Loan and Lease Losses	(43,085)	(42,156)
Loans and Leases, Net	1,210,940	1,232,872

Premises and Equipment, Net	70,543	71,298
Accrued Income Receivable	6,060	6,227
Other Intangible Assets	3,293	3,519
Cash Surrender Value of Life Insurance	17,761	17,654
Other Real Estate Owned	60,765	57,387
Other Assets	21,971	23,833
Total Assets	$2,008,767	$2,031,877

LIABILITIES
Non-Interest-Bearing Demand Deposits	$269,663	$257,169
Interest-Bearing Demand Deposits	556,808	558,199
Savings Deposits	142,124	136,281
Large Denomination Time Deposits (of $100 or more)	427,809	447,792
Other Time Deposits	395,052	412,232
Total Deposits	1,791,456	1,811,673
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	70,476	70,539
Other Liabilities	14,202	15,383
Total Liabilities	1,896,134	1,917,595

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2012 and 2011	48,884	48,730
Common Stock – Par Value $0.01 Per Share, 100,000 Shares Authorized, Shares Issued: 2012-18,210; 2011-18,210	182	182
Additional Paid in Capital	194,643	194,636
Accumulated Other Comprehensive Income (Loss), Net	(7,152)	(5,172)
Deferred Compensation Payable in Common Stock	937	949
Accumulated Deficit	(121,516)	(121,686)
Treasury Stock of 256 Common Shares in 2012 and 2011, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 193 Shares in 2012 and 182 Shares in 2011	(937)	(949)
Total Shareholders' Equity	112,633	114,282
Total Liabilities and Shareholders' Equity	$2,008,767	$2,031,877

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
	Three Months Ended March 31,
	2012	2011
Interest Revenue:
Loans and Leases	$15,651	$17,008
Securities Available for Sale: Taxable	2,758	3,253
Non-Taxable	15	29
Other	37	72
Total Interest Revenue	18,461	20,362

Interest Expense:
Deposits	2,718	4,457
Short-Term Borrowings	253	250
FHLB Advances and Long-Term Debt	417	489
Total Interest Expense	3,388	5,196

Net Interest Revenue	15,073	15,166
Provision for Loan and Lease Losses	3,600	3,500
Net Interest Revenue after Provision for Loan and Lease Losses	11,473	11,666

Non-Interest Revenue:
Service Charges on Deposit Accounts	1,494	1,539
Trust Income	924	1,045
Securities Gains	1,302	484
Other Income	1,720	1,769
Total Non-Interest Revenue	5,440	4,837

Non-Interest Expense:
Salaries	5,280	5,531
Pensions and Employee Benefits	1,605	1,666
Net Occupancy Expense	1,435	1,502
Furniture and Equipment Expense	831	896
Intangible Amortization	226	292
Losses on Other Real Estate Owned	0	173
Losses (Gains) on Repossessed and Other Assets	21	(3)
ATM Processing Expense	247	268
FDIC Assessments	683	1,143
Telephone and Data Line Expense	496	501
Legal Expense	371	352
Other Real Estate Carrying Cost Expense	658	554
Capital Raise Costs	1,966	0
Other Expense	2,430	2,555
Total Non-Interest Expense	16,249	15,430

Income Before Income Taxes	664	1,073
Income Tax Expense	28	53
Net Income	636	1,020
Effective Preferred Stock Dividend	778	769
Net (Loss) Income to Common Shareholders	$(142)	$251
Basic (Loss) Earnings Per Common Share	$(0.01)	$0.01
Diluted (Loss) Earnings Per Common Share	$(0.01)	$0.01
Weighted-Average Common Shares Outstanding – Basic	17,954	17,754
Weighted-Average Common Shares Outstanding – Diluted	17,954	17,831

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(in thousands)	March 31,	March 31,
	2012	2011

Net income	$636	$1,020

Other comprehensive income (loss), net of taxes:

Recognized pension net periodic benefit cost, net of taxes of $0 and ($42), respectively	297	70

Less reclassification adjustments for gains included in net income, net of taxes of $0 and $182, respectively	(1,302)	(302)

Net change in fair value of securities available for sale, net of taxes of $0 and $105, respectively	(975)	(175)
Other comprehensive loss	(1,980)	(407)
Comprehensive (loss) income	$(1,344)	$613

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 – For the Three Months Ended March 31, 2012 and 2011

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred Compensation Payable in Common Stock	Accumu-lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2012	$48,730	18,210	$182	$194,636	$(5,172)	$949	$(121,686)	$(2,408)	$(949)	$114,282
Net income							636			636
Recognized net periodic pension benefit cost, net of taxes					297					297
Change in fair value of securities available for sale, net of taxes					(2,277)					(2,277)
Amortization of preferred stock discount	154						(154)			-
Dividends-preferred							(312)			(312)
Purchase of deferred compensation shares						17			(17)	-
Deferred compensation paid in common stock held in grantor trust						(29)			29	-
Stock compensation expense				7						7

Balance, March 31, 2012	$48,884	18,210	$182	$194,643	$(7,152)	$937	$(121,516)	$(2,408)	$(937)	$112,633

Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Net income							1,020			1,020
Recognized net periodic pension benefit cost, net of taxes					70					70
Change in fair value of securities available for sale, net of taxes					(477)					(477)
Amortization of preferred stock discount	144						(144)			-
Dividends-preferred							(625)			(625)
Purchase of deferred compensation shares						73			(73)	-
Deferred compensation paid in common stock held in grantor trust						(5)			5	-
Stock compensation expense				26						26
Shares issued under dividend reinvestment plan
Common stock issued		297	3	702						705

Balance, March 31, 2011	$48,284	18,192	$182	$194,629	$(5,539)	$894	$(70,499)	$(2,408)	$(894)	$164,649

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$636	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	979	1,114
Amortization and accretion of premiums and discounts, net	887	756
Amortization of intangible assets	226	292
Provision for loan losses	3,600	3,500
Securities gains, net	(1,302)	(484)
Loss on other real estate owned	0	173
Losses (gains) on repossessed and other assets	21	(3)
Gain on sale of loans originated for sale	(250)	(213)
Stock compensation expense	7	26
Increase in cash surrender value of life insurance	(107)	(153)
Changes in operating assets and liabilities:
Loans originated for sale	(14,093)	(12,484)
Loans sold	13,899	17,728
Decrease in accrued income receivable	167	39
Decrease in other assets	1,841	6,245
Decrease in other liabilities	(884)	(197)
Net cash provided by operating activities	5,627	17,359
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(41,913)	47,696
Net decrease in loans and leases	14,431	12,580
Proceeds from sales of other real estate owned, net	712	812
Purchases of premises and equipment	(224)	(157)
Proceeds from sales of securities available for sale	104,854	24,498
Proceeds from maturities of securities available for sale	18,171	28,014
Purchases of securities available for sale	(87,360)	(151,651)
Net cash provided by (used in) investing activities	8,671	(38,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(20,217)	26,263
Payments of FHLB advances and long-term debt	(63)	(62)
Issuance of common stock	0	705
Dividends paid	(312)	(625)
Net cash (used in) provided by financing activities	(20,592)	26,281
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,294)	5,432
Cash and cash equivalents at beginning of period	37,911	25,852
Cash and cash equivalents at end of period	$31,617	$31,284
Supplemental disclosures of cash flow information:
Interest paid	$3,691	$5,676
Income taxes (received) paid, net	23	(5,804)
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	4,090	3,859

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 AND 2011

Note 1: General Information

The accompanying unaudited condensed consolidated financial statements of BancTrust Financial Group, Inc. and its subsidiary bank (referred to collectively in this discussion as "BancTrust," "the Company," "our," "us" or "we") have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for audited financial statements.  The information furnished reflects all adjustments and consolidating entries, consisting of normal and recurring accruals, which in the opinion of management of the Company ("Management") are necessary for a fair presentation of the results for the interim periods.  Results for interim periods may not necessarily be indicative of results to be expected for the year or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain reclassifications of 2011 balances have been made to conform to classifications used in 2012. These reclassifications did not change shareholders' equity or net income.

Note 2: Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards relating to fair value measurement for the purpose of amending current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis if certain criteria are met, increases disclosure surrounding company-determined market prices (Level 3) for financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income, which allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December, 2011, the FASB issued another update to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income as previously established in the June 2011 update.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively.  The provisions of these updates affected the Company’s financial statement format, but did not impact the Company’s financial condition, results of operations or liquidity.

Note 3: Securities Available for Sale

The Company classifies all of its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at March 31, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2012
U.S. Treasury securities	$506	$5	$1	$510
Obligations of U.S. Government sponsored enterprises	171,846	163	200	171,809
Obligations of states and political subdivisions	1,275	3	0	1,278
Mortgage-backed securities	304,190	2,850	1,140	305,900
Total	$477,817	$3,021	$1,341	$479,497

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2011
U.S. Treasury securities	$507	$6	$0	$513
Obligations of U.S. Government sponsored enterprises	181,624	181	185	181,620
Obligations of states and political subdivisions	1,325	4	0	1,329
Mortgage-backed securities	329,853	4,902	1,004	333,751
Total	$513,309	$5,093	$1,189	$517,213

Securities available for sale with a carrying value of approximately $253.525 million at March 31, 2012 and $254.042 million at December 31, 2011 were pledged to secure deposits of public funds and trust deposits.

For the three months ended March 31, 2012, proceeds from the sales of securities available for sale were $104.854 million. Gross realized gains on the sale of these securities were $1.431 million, and gross realized losses were $129 thousand. For the three months ended March 31, 2011, proceeds from the sales of securities available for sale were $24.498 million. Gross realized gains on the sale of these securities were $484 thousand and there were no gross realized losses. The Company did not record an other-than-temporary impairment charge in the first three months of 2012 or 2011.

Maturities of securities available for sale as of March 31, 2012, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$710	$712
Due in 1 to 5 years	10,816	10,821
Due in 5 to 10 years	38,409	38,418
Due in over 10 years	123,692	123,646
Mortgage-backed securities	304,190	305,900
Total	$477,817	$479,497

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities	$99	$1	$0	$0	$99	$1
Obligations of U.S. Government sponsored enterprises	77,173	200	0	0	77,173	200
Mortgage-backed securities	86,927	493	2,738	647	89,665	1,140
Total	$164,199	$694	$2,738	$647	$166,937	$1,341

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$69,852	$166	$6,207	$19	$76,059	$185
Mortgage-backed securities	57,615	268	2,789	736	60,404	1,004
Total	$127,467	$434	$8,996	$755	$136,463	$1,189

At March 31, 2012, the Company had 19 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and 1 investment security in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 and again in 2011 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position of this security is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 and $200 thousand in 2011 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $647 thousand and $736 thousand in accumulated other comprehensive loss (pre-tax) related to this security at March 31, 2012 and December 31, 2011, respectively.  No credit-related other-than-temporary impairment occurred during the three-month periods ended March 31, 2012 and 2011. Management will continue to closely monitor this security. The security has an estimated fair value of $2.738 million and represents all of the unrealized losses at March 31, 2012 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of March 31, 2012, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company's investment securities recognized in earnings for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Beginning balance of credit losses previously recognized in earnings	$600	$400
Amount related to credit loss for securities as to which an other-than-temporary impairment was not previously recognized in earnings	-	-
Amount related to credit loss for securities as to which an other-than-temporary impairment was recognized in earnings	-	-
Ending balance of cumulative credit losses recognized in earnings	$600	$400

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$282,581	$278,032
Agricultural	1,237	1,028
Equipment leases	11,831	12,814
Total commercial, financial and agricultural	295,649	291,874

Commercial real estate:
Commercial construction, land and land development	247,231	250,859
Other commercial real estate	412,016	424,690
Total commercial real estate	659,247	675,549

Residential real estate:
Residential construction	15,829	13,509
Residential mortgage	237,244	245,180
Total residential real estate	253,073	258,689

Consumer, installment and single pay:
Consumer	43,251	44,713
Other	5,222	6,265
Total consumer, installment and single pay	48,473	50,978

Total loans and leases	1,256,442	1,277,090
Less unearned discount leases	(1,009)	(1,173)
Less deferred cost (unearned loan fees), net	1,057	1,132
Total loans and leases, net	$1,256,490	$1,277,049

Loans include loans held for sale of $2.465 million at March 31, 2012 and $2.021 million at December 31, 2011 which are accounted for at the lower of cost or market value, in the aggregate.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans increased $4.549 million, or 1.6 percent, from December 31, 2011 to March 31, 2012, as a result of new loan activity primarily in the Southern division.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.237 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $209 thousand, or 20.3 percent, from December 31, 2011 to March 31, 2012, as a result of new loan activity primarily in the Central division.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $983 thousand from December 31, 2011 to March 31, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $3.628 million, or 1.4 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $12.674 million, or 3.0 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns and foreclosures.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $2.320 million, or 17.2 percent, from December 31, 2011 to March 31, 2012, primarily as a result of increased loan activity with local builders in the Southern division.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $7.936 million, or 3.2 percent, from December 31, 2011 to March 31, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $1.462 million, or 3.3 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $1.043 million, or 16.6 percent, from December 31, 2011 to March 31, 2012, as a result of paydowns.

Non-Accrual Loans

At March 31, 2012 and December 31, 2011, non-accrual loans totaled $100.666 million and $96.592 million, respectively, which included non-accruing restructured loans of $6.121 million and $5.296 million, respectively. The allowance for loan and lease losses allocated to restructured loans at March 31, 2012 and December 31, 2011 was $378 thousand and $392 thousand, respectively. The amount of interest income that would have been recorded during the first three months of 2012, if these non-accrual loans had been current in accordance with their original terms, was $1.366 million. The amount of interest income actually recognized on these loans during the first three months of 2012 was $6 thousand. At March 31, 2012 and December 31, 2011, performing restructured loans totaled $5.597 million and $7.253 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at March 31, 2012 and December 31, 2011, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$4,185	$2,372
Commercial real estate:
Construction, land and land development	62,472	59,382
Other	16,533	15,275
Consumer	566	651
Residential:
Construction	494	497
Mortgage	16,416	18,415
Total non-accrual loans	$100,666	$96,592

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
March 31, 2012
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,374	$4,185	$5,559	$290,090	$295,649	$0
Commercial real estate:
Construction, land and land development	9,358	62,472	71,830	175,401	247,231	0
Other	9,662	16,533	26,195	385,821	412,016	0
Consumer	448	566	1,014	47,459	48,473	0
Residential
Construction	0	494	494	15,335	15,829	0
Mortgage	6,936	16,416	23,352	213,892	237,244	0
Total	$27,778	$100,666	$128,444	$1,127,998	$1,256,442	$0

December 31, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$2,288	$2,372	$4,660	$287,214	$291,874	$0
Commercial real estate:
Construction, land and land development	1,493	59,382	60,875	189,984	250,859	0
Other	3,687	15,275	18,962	405,728	424,690	0
Consumer	546	651	1,197	49,781	50,978	0
Residential
Construction	0	497	497	13,012	13,509	0
Mortgage	5,954	18,663	24,617	220,563	245,180	248
Total	$13,968	$96,840	$110,808	$1,166,282	$1,277,090	$248

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

IMPAIRED LOANS March 31, 2012					Three Months Ended March 31, 2012
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$651	$0
Commercial real estate construction, land and land development	59,408	21,206	38,202	0	49,773	1
Commercial real estate other	18,432	2,905	15,527	0	17,135	0
Consumer	0	0	0	0	0	0
Residential construction	125	0	125	0	126	0
Residential mortgage	10,834	1,489	9,345	0	10,067	1
Total	89,630	25,960	63,670	0	77,752	2

With a related allowance recorded:
Commercial, financial and agricultural	3,026	696	2,330	1,105	1,974	0
Commercial real estate construction, land and land development	28,353	2,725	25,628	5,027	24,766	0
Commercial real estate other	2,785	0	2,785	318	2,791	0
Consumer	130	6	124	62	125	0
Residential construction	369	0	369	11	369	0
Residential mortgage	3,695	94	3,601	1,137	4,428	0
Total	38,358	3,521	34,837	7,660	34,453	0

Total commercial	112,834	27,891	84,943	6,450	97,090	1
Total consumer	130	6	124	62	125	0
Total residential	15,024	1,584	13,440	1,148	14,990	1
Total Impaired Loans	$127,988	$29,481	$98,507	$7,660	$112,205	$2

IMPAIRED LOANS December 31, 2011					Year Ended December 31, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$652	$7
Commercial real estate construction, land and land development	60,974	21,233	39,741	0	28,959	200
Commercial real estate other	18,073	2,235	15,838	0	11,180	372
Consumer	0	0	0	0	0	0
Residential construction	128	0	128	0	790	0
Residential mortgage	11,492	1,796	9,696	0	8,645	59
Total	91,498	25,624	65,874	0	50,226	638

With a related allowance recorded:
Commercial, financial and agricultural	1,618	696	922	206	1,252	5
Commercial real estate construction, land and land development	23,668	2,488	21,180	4,446	41,023	156
Commercial real estate other	2,798	0	2,798	333	4,562	68
Consumer	125	6	119	60	183	0
Residential construction	369	0	369	11	441	0
Residential mortgage	5,255	94	5,161	2,259	6,185	36
Total	33,833	3,284	30,549	7,315	53,646	265

Total commercial	107,962	27,012	80,950	4,985	87,628	808
Total consumer	125	6	119	60	183	0
Total residential	17,244	1,890	15,354	2,270	16,061	95
Total Impaired Loans	$125,331	$28,908	$96,423	$7,315	$103,872	$903

Credit Quality Indicators

A risk grading matrix is utilized to assign a risk grade to each loan.  Loans are graded on a scale of 1 to 9.  A description of the general characteristics of the 9 risk grades follows:

•
Grades 1 and 2 – These grades include “excellent” loans which are virtually risk-free and are secured by cash-equivalent instruments or readily marketable collateral, or are within guidelines to borrowers with liquid financial statements.  These loans have excellent sources of repayment with no significant identifiable risk of collection, and conform in all respects to Bank policy, guidelines, underwriting standards, and regulations.

•
Grade 3 – This grade includes “guideline” loans that have excellent sources of repayment, with no significant identifiable risk of collection, and that conform to Bank policy, guidelines, underwriting standards, and regulations.  These loans have documented historical cash flow that meets or exceeds minimum guidelines and have adequate secondary sources to repay the debt.

•
Grade 4 – This grade includes “satisfactory” loans that have adequate sources of repayment with little identifiable risk of collection.  These loans generally conform to Bank policy, guidelines, and underwriting standards with limited exceptions that have been adequately mitigated by other factors, and they have documented historical cash flow that meets or exceeds minimum guidelines and adequate secondary sources to repay the debt.

•
Grade 5 – This grade includes “low satisfactory” loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.  These loans have additional exceptions to Bank policy, guidelines, or underwriting standards that have been properly mitigated by other factors, unproved or insufficient primary sources of repayment that appear sufficient to service the debt at the time, or marginal or unproven secondary sources to repay the debt.

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

The Bank did not have any loss (grade 9) loans at March 31, 2012 or December 31, 2011.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at March 31, 2012 and December 31, 2011.  These tables reflect continuing issues with credit quality in the construction, land and land development portfolio.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate-Construction, Land and Land Development		Commercial Real Estate-Other
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Excellent	$5,965	$6,299	$276	$281	$1,895	$1,520
Guideline	65,612	72,836	16,772	18,346	93,366	99,354
Satisfactory	83,663	74,984	23,388	21,721	110,965	116,696
Low satisfactory	112,168	110,891	80,990	83,910	163,186	164,826
Special mention	15,285	14,833	7,224	9,107	13,474	12,996
Substandard	12,956	12,031	118,581	117,494	29,130	29,298
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
Total	$295,649	$291,874	$247,231	$250,859	$412,016	$424,690

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Prime
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Pass	$15,295	$13,012	$200,589	$205,700
Special mention	0	0	8,225	8,841
Substandard	534	497	28,203	30,452
Doubtful	0	0	227	187
Total	$15,829	$13,509	$237,244	$245,180

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Grade:
Performing	$47,908	$50,327
Non-performing	565	651
Total	$48,473	$50,978

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of March 31, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months Ended March 31, 2012
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,151	$23,280	$7,714	$583	$5,428	$42,156
Charge-offs	(256)	(854)	(1,570)	(93)	0	(2,773)
Recoveries	39	14	16	33	0	102
Provision charged to operating expense	680	5,210	1,296	(46)	(3,540)	3,600
Balance at end of period	$5,614	$27,650	$7,456	$477	$1,888	$43,085

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,105	$5,345	$1,148	$62	$0	$7,660
Other loans not individually evaluated	4,509	22,305	6,308	415	1,888	35,425
Ending balance	$5,614	$27,650	$7,456	$477	$1,888	$43,085

Loans -
Loans individually evaluated for impairment	$2,801	$82,142	$13,440	$124	$0	$98,507
Other loans not individually evaluated	292,848	577,105	239,633	48,349	0	1,157,935
Ending balance	$295,649	$659,247	$253,073	$48,473	$0	$1,256,442

For the Three Months Ended March 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	(1,088)	(3,982)	(811)	(50)	0	(5,931)
Recoveries	14	147	8	42	0	211
Provision charged to operating expense	776	3,245	604	(223)	(902)	3,500
Balance at end of period	$5,131	$30,841	$6,470	$659	$2,610	$45,711

Period-end amount allocated to:
Loans individually evaluated for impairment	$709	$13,242	$1,673	$24	$0	$15,648
Other loans not individually evaluated	4,422	17,599	4,797	635	2,610	30,063
Ending balance	$5,131	$30,841	$6,470	$659	$2,610	$45,711

Loans -
Loans individually evaluated for impairment	$2,141	$88,577	$16,325	$47	$0	$107,090
Other loans not individually evaluated	300,105	632,379	256,580	60,688	0	1,249,752
Ending balance	$302,246	$720,956	$272,905	$60,735	$0	$1,356,842

December 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$206	$4,779	$2,270	$60	$0	$7,315
Other loans not individually evaluated	4,945	18,501	5,444	523	5,428	34,841
Ending balance	$5,151	$23,280	$7,714	$583	$5,428	$42,156

Loans -
Loans individually evaluated for impairment	$1,393	$79,557	$15,354	$119	$0	$96,423
Other loans not individually evaluated	290,481	595,992	243,335	50,859	0	1,180,667
Ending balance	$291,874	$675,549	$258,689	$50,978	$0	$1,277,090

Troubled Debt Restructurings

The following table presents a breakdown of troubled debt restructurings that occurred during the three months ended March 31, 2012 by loan class and whether the loan remains on accrual or nonaccrual status.  All of the troubled debt restructurings that occurred during the time period presented below included concessions relating to extended payment terms. No concessions were made to lower interest rates to a below market rate.

(Dollars in thousands)	Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Accruing Loans
Commercial, financial and agricultural	1	$19	$19
Total	1	$19	$19
Nonaccrual Loans
Consumer	2	$15	$15
Total	2	$15	$15

Total
Commercial, financial and agricultural	1	$19	$19
Consumer	2	15	15
Total	3	$34	$34

No troubled debt restructurings made within the previous twelve months defaulted during the three months ended March 31, 2012.  Once a loan has been modified as a troubled debt restructuring, it is considered an impaired loan.  A specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.

Other Real Estate Owned

A summary of other real estate owned follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

Construction, land development, lots and other land	$43,949	$46,565
1-4 family residential properties	4,694	4,118
Multi-family residential properties	4,911	1,817
Non-farm non-residential properties	7,211	4,887
Total other real estate owned	$60,765	$57,387

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where the Company does business.  This slowdown, together with other factors (as discussed in Note 1, above), has resulted in a substantial decrease in the value of the Company’s other real estate owned.  This decrease in value has materially and adversely affected the Company’s earnings and capital.  If real estate values in the Company’s markets remain depressed or decline further, the Company could experience further adverse effects.  Other real estate owned activity is summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$57,387	$82,419
Loan foreclosures	4,090	3,859
Property sold	(712)	(812)
Losses on sale and write-downs	0	(173)
Balance at the end of the period	$60,765	$85,293

Note 5: Retirement Plans

	Three Months Ended
	March 31, 2012	March 31, 2011
(in thousands)
Service cost	$251	$236
Interest cost	448	447
Expected return on plan assets	(692)	(564)
Amortization of prior service cost	0	1
Amortization of net loss	297	111
Net periodic pension cost	$304	$231

The Company currently expects to contribute a minimum of $1.080 million to its pension plans in 2012, of which $546 thousand was contributed in the first three months of 2012. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2012 was 4.50 percent.

Note 6: (Loss) Earnings Per Share

Basic (loss) earnings per share for the three-month periods ended March 31, 2012 and 2011 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted (loss) earnings per share for the three- month periods ended March 31, 2012 and 2011 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the (loss) earnings per share calculations for the three-month periods ended March 31, 2012 and 2011. The Company excluded from the calculations of diluted earnings per share for the quarter ended March 31, 2011, 70 thousand shares, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarter ended March 31, 2011, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. The Company excluded all options and warrants for the calculations of diluted earnings per share for the quarter ended March 31, 2012 because such common stock equivalents would be antidilutive to the loss per share.

	Three Months Ended
Basic (Loss) Earnings Per Common Share	March 31, 2012	March 31, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(142)	$251
Weighted average common shares outstanding	17,954	17,754
Basic (loss) earnings per common share	$(0.01)	$0.01

	Three Months Ended
Diluted (Loss) Earnings Per Common Share	March 31, 2012	March 31, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(142)	$251
Weighted average shares outstanding	17,954	17,754
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	-	77
Weighted average common and dilutive potential common shares outstanding	17,954	17,831
Diluted (loss) earnings per common share	$(0.01)	$0.01

Note 7:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2012 was $19.079 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2012, the Company had $191 thousand of liabilities associated with standby letter of credit agreements.

Note 8: Fair Value Measurement and Fair Value of Financial Instruments

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the three months ended March 31, 2012 and the year ended December 31, 2011, there were no transfers between levels.

The Company utilizes a third-party valuation service provider to value its available for sale investment securities portfolio. Despite most of these securities being U.S. Government agency debt obligations, agency mortgage-backed securities and municipal securities traded in active markets, the fair values are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  These are inputs used by a third-party pricing service used by the Company.  To validate the appropriateness of the valuations provided by the third party, the Company regularly updates its understanding of the inputs used and compares valuations to an additional third party source. Due to the nature and methodology of these valuations, the Company considers these fair value measurements as Level 2.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

March 31, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$510	$0	$510	$0
Obligations of U.S. Government sponsored enterprises	171,809	0	171,809	0
Obligations of states and political subdivisions	1,278	0	1,278	0
Mortgage-backed securities	305,900	0	305,900	0
Available-for-sale securities	$479,497	$0	$479,497	$0

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	181,620	0	181,620	0
Obligations of states and political subdivisions	1,329	0	1,329	0
Mortgage-backed securities	333,751	0	333,751	0
Available-for-sale securities	$517,213	$0	$517,213	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

March 31, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$27,177	-	-	$27,177
Loans held for sale	$2,465	-	-	$2,465
Other real estate owned	$60,765	-	-	$60,765

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$23,234	-	-	$23,234
Loans held for sale	$2,021	-	-	$2,021
Other real estate owned	$57,387	-	-	$57,387

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

Other real estate owned (“OREO”) is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. Updated appraisals or evaluations are obtained at least annually for all OREO properties. These appraisals are used to update fair value estimates.  A provision is charged to earnings for subsequent losses on OREO when these updates indicate such losses have occurred. The ability of the Company to recover the carrying value of OREO is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond the Company’s control, and future declines in the value of the real estate could result in a charge to earnings.  The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements.  If those requirements are not met, sale and gain recognition is deferred.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of March 31, 2012 and December 31, 2011.

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

 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at March 31, 2012 and December 31, 2011, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of March 31, 2012 and December 31, 2011 is summarized below.

	March 31, 2012
(In thousands)
	Carrying Value		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Estimated Fair Value
Financial assets:

Cash and due from banks	$31,617	$31,617	$31,617	$0	$0
Interest-bearing deposits	103,855	103,855	103,855	0	0
Securities available for sale	479,497	479,497	0	479,497	0
Loans and leases, net	1,213,405	1,192,291	0	0	1,192,291
Accrued interest receivable	6,060	6,060	0	6,060	0

Financial liabilities:

Deposits	$1,791,456	$1,794,992	$0	$0	$1,794,992
Short-term borrowings	20,000	20,561	0	0	20,561
FHLB advances and long-term debt	70,476	53,881	0	0	53,881
Accrued interest payable	2,613	2,613	0	2,613	0

(In thousands)	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$37,911	$37,911
Interest-bearing deposits	61,942	61,942
Securities available for sale	517,213	517,213
Loans and leases, net	1,234,893	1,213,983
Accrued interest receivable	6,227	6,227
Financial liabilities:
Deposits	$1,811,673	$1,815,613
Short-term borrowings	20,000	20,676
FHLB advances and long-term debt	70,539	54,096
Accrued interest payable	2,916	2,916

Certain financial instruments and all non-financial instruments are excluded from fair value disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships and deposit base intangibles. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 9: Deferred Interest and Dividend Payments

As previously reported, commencing with its April 30, 2012 interest payment, the Company began deferring the payment of quarterly interest payments on both issues of junior subordinated debentures relating to its outstanding trust preferred securities, and, commencing with its May 15, 2012 dividend, the Company has suspended the payment of quarterly cash dividends on its preferred stock issued to the US Treasury.  The Company continues to account for these deferred or suspended obligations.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of March 31, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest due on the subordinated debentures were $312 thousand and $81 thousand, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2011 and March 31, 2012 and significant changes in operations for the three-month periods ended March 31, 2012 and 2011.

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

-
we may be unable to obtain required regulatory approval for payment of dividends by the bank to the holding company to enable the holding company to pay dividends on our common or preferred Stock, interest on the Company's junior subordinated debentures associated with its trust preferred securities,or the Company’s obligations upon the maturity of its $20 million note secured by the stock of its subsidiary, BankTrust;

-
we may be unable to achieve anticipated results from business combinations, acquisitions, divestitures, and other strategic transactions, including, without limitation, the related time and costs of implementing such transactions and integrating operations as part of these transaction; possible failures to achieve expected gain, revenue growth and/or expense savings from such transactions; and greater than expected deposit attrition, customer loss or revenue loss;

-	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete;

-	adverse changes may occur in the equity capital markets;

-	we may not be able to effectively manage the risks involved in the foregoing.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice and by those risks and uncertainties described under “Item 1A. Risk Factors” of this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2011 under “Special Cautionary Notice Regarding Forward-Looking Statements” and “Risk Factors,” and by those risks and uncertainties otherwise disclosed in our Securities and Exchange Commission (“SEC”) reports and filings. Such reports are available upon request from the Company, including through the Company’s website at http://www.banktrustonline.com under the “Investor Relations” tab. These reports are also available from the SEC, including through the SEC’s website at http://www.sec.gov.

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

Management has developed and uses a documented systematic methodology for determining and maintaining an allowance for loan and lease losses. A regular, formal and ongoing loan and lease review is conducted to identify loans and leases with unusual risks and probable loss. Management uses the loan and lease review process to stratify the loan and lease portfolio into risk grades. For higher-risk graded loans and leases in the portfolio, Management determines estimated amounts of loss based on several factors, including historical loss experience, Management’s judgment of economic conditions and the resulting impact on higher-risk graded loans and leases, the financial capacity of the borrower, secondary sources of repayment including collateral and guarantors, and regulatory guidelines. This determination also considers the balance of impaired loans and leases. Specific allowances for impaired loans and leases are based on comparisons of the recorded carrying values of the loans and leases to the fair value of the collateral for collateral-dependent loans, the present value of these loans’ and leases’ estimated cash flows discounted at each loan’s or lease’s effective interest rate, or the loan’s or lease’s observable market price. Recovery of the carrying value of loans and leases is dependent to a great extent on economic, operating and other conditions that may be beyond the Company’s control.

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

Other Real Estate Owned Valuation

Other real estate owned (“OREO”) is carried at the lower of the recorded investment in the loan or fair value, as determined by Management, less costs to dispose. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. A provision is charged to earnings and the carrying value of OREO is adjusted when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors, some of which are beyond the Company’s control. The recognition of sales and sales gains or losses is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If such requirements are not met, sale and gain recognition would be deferred.

Ongoing Valuation Assessments of Allowance for Loan and Lease Losses and Other Real Estate Owned

As discussed above, the allowance for loan and lease losses is based in part on the fair value of the real estate and other collateral underlying our collateral-based loans, and the carrying value of OREO is carried at the lower of the recorded investment in the loan or fair value, whichever is lower.  The “fair value” of collateral and OREO is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the date such value is determined.  The fair value of real estate collateral and OREO is determined by Management, and that determination is necessarily based on assumptions about how market participants would price such real estate collateral and OREO.  Among the factors that Management considers when making such assumptions and determining fair value are:

•	the expected time period that the Company can hold an asset before being required to sell the asset;

•	the anticipated future economic prospects of our market areas;

•	investor interest in our assets; and

•	the anticipated future economic development that will occur in our market areas.

Throughout each year, Management conducts evaluations of our allowance for loan and lease losses and carrying value of OREO.  In conducting our most recent evaluations, we determined that certain factors supporting our previous assumptions used in determining fair value were no longer accurate, and that those fair value assumptions needed to be reevaluated.  The factors include:

•	Guarantor support for certain loans was no longer available, due to the decline in financial condition of guarantors;

•	The oil spill in the Gulf of Mexico caused a stagnation in the real estate market, slowing the recovery of real estate values, particularly in our Florida and South Alabama markets;

•	The economic recession which began in 2008 persisted longer than expected, and recovery from the recession has been slower than expected;

•	The second home market was devastated in the recession and has been slower to recover than expected;

•	The value of subdivision lots and raw land has dramatically declined, and the new home construction and development market has been slower to recover than anticipated; and

•
The amount of non-performing assets carried on the Company’s books has dramatically increased, which requires the Company to either dispose of non-performing assets or raise additional capital to maintain an optimal classified asset to capital ratio; and because we were unable to complete a capital raise transaction, our assumed time period for disposal of non-performing assets has shortened.

Because of these and other factors, the Company reevaluated its assessment of fair value of OREO and the allowance for loan and lease losses, and made significant charge offs throughout 2011.  Then, in the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that significant discounts were needed to the carrying value of OREO and that the value of collateral underlying those impaired loans was significantly less than previously estimated.  Because our allowance for loan and lease losses is based, in part, on the value of that underlying collateral, charge offs were also needed in the allowance for loan and lease losses.

Since the majority of the Company’s impaired loans are collateral dependent, Management concluded that a material weakness existed at December 31, 2011 in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan during the first quarter of 2012 to include obtaining external appraisals and independent external appraisal reviews on all impaired loans and other real estate owned exceeding a certain dollar threshold on an annual basis, more robust internal evaluations and quarterly valuation meetings to discuss current market data and further potential impairment.  As this remediation plan gets implemented over time, we may experience volatility attributable to varying Level 3 fair value measurements of these non-performing assets.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. Accounting principles require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgment, significant weight is given to evidence that can be objectively verified.   After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and March 31, 2012 and, accordingly, established a full valuation allowance for the net deferred tax asset.

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

Financial Condition at March 31, 2012 and December 31, 2011

Overview

Total assets at March, 31, 2012 were $2.009 billion, a decrease of $23.110 million, or 1.1% from December 31, 2011. Customer deposits decreased $20.217 million, primarily in the time deposit categories. Interest-bearing deposits in other financial institutions (overnight funds) increased $41.913 million, or 67.7 percent, funded by the decrease in securities available for sale of $37.716 million. We decreased our investment portfolio in the first three-months of 2012 to maintain our liquidity. Time deposits decreased during 2012 due to our efforts to lower our cost of funds. In the first three months of 2012, we experienced growth in non-interest-bearing demand deposits and savings deposits. Interest-bearing demand deposits decreased slightly. Time deposits over $100,000 decreased by $19.983 million, due in part to our efforts to lower our cost of funds.

Our net interest margin for the first three months of 2012 increased to 3.30 percent compared to 3.14 percent for the same period last year due to our efforts to lower our costs of deposits. This decrease in our cost of funds resulted in net interest revenue decreasing only slightly to $15.073 million for the first three months of 2012 compared to $15.166 million for the same period in 2011 despite the decrease in average earning assets of $118.015 million. We estimate that our high level of non-performing assets resulted in our net interest margin for the first three months of 2012 being approximately 40 basis points lower than it would have been if these assets had been earning interest.

Loans

Total loans and leases at March 31, 2012 were down $20.559 million from December 31, 2011.  Most of the decrease was within the commercial and residential real estate portfolio, the majority of which was the result of paydowns.  Economic conditions have continued to diminish loan demand in the first quarter of 2012.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at March 31, 2012, and at the end of the four prior quarters.

	2012	2011
	March 31	December 31	Sept. 30	June 30	March 31
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$282,581	$278,032	$274,764	$272,134	281,327
Agricultural	1,237	1,028	2,897	3,304	3,151
Equipment leases	11,831	12,814	14,720	15,991	17,768
Total commercial, financial and agricultural	295,649	291,874	292,381	291,429	302,246
Commercial real estate:
Commercial construction, land and land development	247,231	250,859	265,215	270,703	314,519
Other commercial real estate	412,016	424,690	430,585	434,835	406,437
Total commercial real estate	659,247	675,549	695,800	705,538	720,956

Residential real estate:
Residential construction	15,829	13,509	15,328	17,968	18,471
Residential mortgage	237,244	245,180	250,477	251,043	254,434
Total residential real estate:	253,073	258,689	265,805	269,011	272,905

Consumer, installment and single pay:
Consumer	43,251	44,713	47,158	49,117	52,059
Other	5,222	6,265	6,442	8,446	8,676
Total consumer, installment and single pay	48,473	50,978	53,600	57,563	60,735

Total	1,256,442	1,277,090	1,307,586	1,323,541	1,356,842
Less unearned discount leases	(1,009)	(1,173)	(1,355)	(1,562)	(1,783)
Less deferred cost (unearned loan fees), net	1,057	1,132	1,145	1,170	1,225
	$1,256,490	$1,277,049	$1,307,376	1,323,149	1,356,284

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$212,344	$61,477	$8,760	$282,581
Agricultural	427	810	0	1,237
Equipment leases	0	11,831	0	11,831
Total commercial, financial and agricultural	212,771	74,118	8,760	295,649
Commercial real estate:
Commercial construction, land and land development	89,518	47,942	109,771	247,231
Other commercial real estate	214,602	148,642	48,772	412,016
Total commercial real estate	304,120	196,584	158,543	659,247

Residential real estate:
Residential construction	9,214	6,450	165	15,829
Residential mortgage	105,485	86,201	45,558	237,244
Total residential real estate	114,699	92,651	45,723	253,073

Consumer, installment and single pay:
Consumer	21,483	21,081	687	43,251
Other	340	4,882	0	5,222
Total consumer, installment and single pay	21,823	25,963	687	48,473
Total	$653,413	$389,316	$213,713	$1,256,442
Percent of total	52%	31%	17%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$208,113	$61,013	$8,906	$278,032
Agricultural	349	679	0	1,028
Equipment leases	0	12,814	0	12,814
Total commercial, financial and agricultural	208,462	74,506	8,906	291,874
Commercial real estate:
Commercial construction, land and land development	90,207	50,832	109,820	250,859
Other commercial real estate	219,148	155,025	50,517	424,690
Total commercial real estate	309,355	205,857	160,337	675,549

Residential real estate:
Residential construction	8,110	5,271	128	13,509
Residential mortgage	109,002	88,468	47,710	245,180
Total residential real estate	117,112	93,739	47,838	258,689

Consumer, installment and single pay:
Consumer	22,345	21,671	697	44,713
Other	379	5,886	0	6,265
Total consumer, installment and single pay	22,724	27,557	697	50,978
Total	$657,653	$401,659	$217,778	$1,277,090
Percent of total	52%	31%	17%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans increased $4.549 million, or 1.6 percent, from December 31, 2011 to March 31, 2012, as a result of new loan activity primarily in the Southern division.

Our C and I loan portfolio at March 31, 2012 was diversified over a range of industries, including manufacturing (13.7 percent), construction (11.3 percent), retail trade (10.1 percent), real estate (9.4 percent), transportation (4.5 percent), health care (4.4 percent), and finance and insurance (4.4 percent).  Approximately 75.1 percent of the C and I portfolio is serviced in the Southern Alabama region, primarily in the Mobile office.

At March 31, 2012, approximately 52.5 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures during 2010 and 2011.  Management expects the economic and portfolio conditions discussed above to limit this type of lending in the immediate future, particularly in northwest Florida.

The following table shows the composition of our real estate – construction, land and land development portfolio at March 31, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.

	March 31, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$6,421	$724	$10,427	$17,572
Residential	9,215	6,450	164	15,829
Land development	42,406	27,334	58,767	128,507
Land	40,690	19,884	40,578	101,152
Other	0	0	0	0
Total	$98,732	$54,392	$109,936	$263,060
Percent of total	37%	21%	42%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$4,730	$1,016	$10,169	$15,915
Residential	7,429	5,271	128	12,828
Land development	42,864	28,687	58,812	130,363
Land	43,295	21,129	40,838	105,262
Other	0	0	0	0
Total	$98,318	$56,103	$109,947	$264,368
Percent of total	37%	21%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 43.3 percent of land and land development loans are serviced by the Florida region.

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

Non-performing assets were $161.431 million at March 31, 2012 compared to $154.227 million at year-end 2011. Restructured loans on non-accrual at March 31, 2012 were $6.121 million compared to $5.296 million at December 31, 2011.  Management classifies loans as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers as a result of financial difficulty experienced by those borrowers. At March 31, 2012, we had $5.597 million in restructured loans which were accruing interest and which we consider performing.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon its plans.  The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers are unable to continue performing based on the restructured note terms.  All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of March 31, 2012 and December 31, 2011, the allowance for loan and lease losses allocated to restructured loans totaled $378 thousand and $392 thousand, respectively.

Non-performing loans increased to $100.666 million at March 31, 2012, from $96.840 million at December 31, 2011, as a result of three significant relationships moving to non-accrual status during the first quarter of 2012.  The allowance for loan and lease losses as a percentage of loans was 3.43 percent at March 31, 2012 compared to 3.30 percent at December 31, 2011.  Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where we do business.  This slowdown has resulted in a substantial decrease in the value of our loans, the real estate collateral securing our loans and our OREO.  As the economy slowed, we increased our monitoring and supervision of problem loans, and Management continues to monitor these non-performing loans and other real estate loans in our portfolio.  Management also meets regularly with local Bank personnel to discuss and evaluate these non-performing loans, other potential problem loans and the overall economic conditions within our markets. Throughout 2011, Management carefully evaluated the assumptions used to estimate the fair value of our loans, the real estate collateral securing our loans and OREO, and determined that the value of certain of these assets had further deteriorated to the point that additional write downs of their fair value was warranted.  In addition, external market data received in connection with the capital raise led Management to conclude that significant additional write downs were needed in the fourth quarter of 2011 to align our fair value estimates with the applicable market.  For further information on the policies underlying our valuation of non-performing assets, refer to “Critical Accounting Policies and Estimates – Changes to Valuation of Allowance for Loan and Lease Losses and Other Real Estate Owned,” above.

In order to ensure that our estimates of fair value of non-performing assets are in alignment with the market’s valuation of these assets, Management implemented an action plan during the first quarter of 2012.  Under this new plan, external appraisals on impaired loans exceeding a certain threshold are required on an annual basis; external appraisals on impaired loans and other real estate owned below a certain threshold are required on a biennial basis; external appraisal reviews on appraisals exceeding a certain dollar threshold are submitted to an independent third party for review; internal evaluations are reviewed for more robust external market data; and quarterly valuation meetings are held to discuss current developments and potential further impairment.

The Company’s objective is to dispose of OREO in a timely manner while also maximizing net sales proceeds to the Company.  While there is not a set timeline for the sale of OREO, OREO is marketed through real estate brokers.  Sales are made as acceptable buyers are identified and acceptable purchase terms are negotiated.

The following table is a summary of non-performing assets at March 31, 2012 and December 31, 2011.

(Dollars in Thousands)
	March 31, 2012	December 31, 2011
Accruing loans 90 days or more past due
1-4 family residential loans	$-	$248
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans 90 days or more past due	-	248
Restructured loans on non-accrual
Construction, land development and other land loans	2,581	2,587
1-4 family residential loans	435	435
Non-farm non-residential property loans	3,020	2,195
Commercial and industrial loans and leases	29	29
Consumer loans	56	50
Total restructured loans	6,121	5,296
Loans on non-accrual
Construction, land development and other land loans	60,385	57,291
1-4 family residential loans	15,981	17,980
Multifamily residential loans	1,700	1,700
Non-farm non-residential property loans	11,813	11,380
Commercial and industrial loans and leases	4,156	2,343
Consumer loans	510	602
Other loans	-	-
Total loans and leases on non-accrual	94,545	91,296
Total non-performing loans and leases	100,666	96,840
Other real estate owned
Construction, land development and other land	43,949	46,565
1-4 family residential properties	4,694	4,118
Multifamily residential	4,911	1,817
Non-farm non-residential properties	7,211	4,887
Total other real estate owned	60,765	57,387
Total non-performing assets	$161,431	$154,227

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.02%
Total non-performing loans and leases as a percentage of loans and leases	8.01%	7.58%
Total non-performing assets as a percentage of loans, leases and other real estate owned	12.26%	11.56%

The following tables contain a summary by location of non-performing assets at March 31, 2012 and December 31, 2011.

March 31, 2012
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$12,703	$21,711	$64,575	$1,677	$100,666
Other real estate owned	6,970	20,031	27,703	6,061	60,765
Total	$19,673	$41,742	$92,278	$7,738	$161,431

December 31, 2011
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$11,090	$20,554	$63,634	$1,562	$96,840
Other real estate owned	5,105	18,683	25,710	7,889	57,387
Total	$16,195	$39,237	$89,344	$9,451	$154,227

Not included in the non-performing assets tables are potential problem loans totaling $97.191 million at March 31, 2012, with a related allowance of $16.350 million. This compares with potential problem loans of $104.589 million at December 31, 2011, with a related allowance of $7.927 million. Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Company’s interests.

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

Loans subject to criticism through the Company’s risk grading process totaled $235.223 million at March 31, 2012, representing 18.7 percent of total loans and a decrease of $1.757 million from December 31, 2011.  The range of risk grades identifies criticized loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.

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

In the first quarter of 2012, in conjunction with a proposed capital raise transaction, Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that significant discounts needed to be applied to the carrying value of OREO and that the value of collateral underlying those impaired loans was significantly less than previously estimated.  Because our carrying value of impaired loans is based, in part, on the value of that underlying collateral, the principal amount of loans subject to criticism also declined.

As a result of these significant additional discounts in asset values, Management concluded that a material weakness existed at December 31, 2011 in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan during the first quarter of 2012, whereby external appraisals on impaired loans and OREO exceeding $1 million are required on an annual basis; external appraisals on impaired loans and OREO below $1 million are required on a biennial basis; external appraisals exceeding $1 million are submitted to an independent third party for review; internal evaluations will be reviewed for more robust external market data; and quarterly valuation meetings will be held to discuss current developments and potential further impairment.

The geographic concentration of criticized loans in the Northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in Northwest Florida were comprised of land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the Northwest Florida region were approximately $1.280 million, which represented 46.1 percent of total charge-offs during the first quarter of 2012.  This resulted from one foreclosure and the related decline in collateral value.

To monitor the movement in collateral values of real estate properties in the Northwest Florida region, Management undertook a study in 2011 to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management discounted prior appraisals to estimate current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation.  As discussed above, Management has recently implemented an action plan relating to more frequent external appraisals and independent appraisal reviews, more robust internal evaluations, and quarterly valuation meetings to discuss current market developments.

The majority of criticized loans in the Central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The majority of criticized construction, land, and land development loans in the Central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas of Alabama, and Escambia County, Florida, which also saw significant declines in real estate values.  Total charge-offs in the Central Alabama region were approximately $928 thousand, which represented 33.5 percent of total charge-offs during the first quarter of 2012.  The majority of these charge-offs were related to declines in collateral values.

Total charge-offs in the Southern Alabama region were approximately $565 thousand, which represented 20.4 percent of total charge-offs during the first quarter of 2012.  Only 26.2 percent of this amount was related to declines in collateral values.

The following tables show the composition of criticized loans at March 31, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 53.5 percent of the total criticized loans.  Approximately 54.1 percent of criticized loans are serviced by Florida, with 69.1 percent of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	March 31, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$21,133	$2,991	$4,091	$28,215
Residential construction	0	369	164	533
Commercial construction, land and land development	25,635	12,342	87,829	125,806
Other commercial real estate	14,268	8,787	19,549	42,604
Agricultural	25	0	0	25
Residential mortgage	12,534	8,635	15,487	36,656
Consumer	833	520	31	1,384
Total	$74,428	$33,644	$127,151	$235,223
Percent of total	32%	14%	54%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,856	$2,903	$4,080	$26,839
Residential construction	0	369	128	497
Commercial construction, land and land development	26,099	12,970	87,336	126,405
Other commercial real estate	13,396	9,251	19,646	42,293
Agricultural	25	0	0	25
Residential mortgage	13,207	9,184	17,089	39,480
Consumer	867	532	42	1,441
Total	$73,450	$35,209	$128,321	$236,980
Percent of total	31%	15%	54%	100%

We experienced a slight decline in total criticized loans from December 31, 2011 to March 31, 2012.  This decline was primarily attributable to charge-offs in the Central Alabama and Northwest Florida regions.

The following tables show the composition of the criticized construction, land, and land development loans at March 31, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the Northwest Florida region, and they are primarily land and land development loans.

	March 31, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,427	$10,427
Residential	0	369	164	533
Land development	16,588	10,720	49,919	77,227
Land	9,047	1,622	27,483	38,152
Total	$25,635	$12,711	$87,993	$126,339
Percent of total	20%	10%	70%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,169	$10,169
Residential	0	369	128	497
Land development	16,909	11,023	49,715	77,647
Land	9,190	1,947	27,452	38,589
Total	$26,099	$13,339	$87,463	$126,902
Percent of total	21%	10%	69%	100%

Total criticized construction, land, and land development loans decreased $563 thousand from December 31, 2011 to March 31, 2012, primarily due to a foreclosure and charge-offs.

The allowance for loan and lease losses represented 42.80 percent of non-performing loans and leases at March 31, 2012, and 43.53 percent of non-performing loans and leases at December 31, 2011. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 3.43 percent at March 31, 2012, and 3.30 percent at December 31, 2011.  At December 31, 2011, the unallocated reserve portion of the allowance for loan and lease losses was $5.428 million.  Approximately $3.540 million of the unallocated reserve was used during the first quarter of 2012 primarily as a result of the increase in charge-offs during 2011, which led to an increase in historical loss rates used in calculating the reserve requirement.

Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at March 31, 2012 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings, changes in borrowers' financial conditions, or further declines in collateral values, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans increased $4.549 million, or 1.6 percent, from December 31, 2011 to March 31, 2012, as a result of new loan activity primarily in the Southern division.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.237 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $209 thousand, or 20.3 percent, from December 31, 2011 to March 31, 2012, as a result of new loan activity primarily in the Central division.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $983 thousand from December 31, 2011 to March 31, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $3.628 million, or 1.4 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $12.674 million, or 3.0 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns and foreclosures.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $2.320 million, or 17.2 percent, from December 31, 2011 to March 31, 2012, primarily as a result of increased loan activity with local builders in the Southern division.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $7.936 million, or 3.2 percent, from December 31, 2011 to March 31, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $1.462 million, or 3.3 percent, from December 31, 2011 to March 31, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $1.043 million, or 16.6 percent, from December 31, 2011 to March 31, 2012, as a result of paydowns.

The following table shows a more detailed risk profile of the loan portfolio by breaking down the loan categories described above into more specific categories of loans and showing the related percentage of non-performing loans at March 31, 2012 and December 31, 2011 for each specific category.  Commercial real estate continued to be our largest loan category at March 31, 2012, comprising 52.5 percent of total loans.  Commercial real estate also represented the majority of non-performing loans at 78.4 percent, with approximately 62.8 percent of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in the Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	March 31, 2012		December 31, 2011
	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans	Loans as a Percentage of Total Loans Outstanding	Non-performing Loans as a Percentage of Total Non-performing Loans
Multi-family	2.2%	1.7%	2.1%	1.8%
Churches	1.6%	0.0%	1.6%	0.0%
Hotels	5.3%	2.3%	5.3%	1.6%
Office buildings	6.2%	3.8%	6.7%	3.9%
Shopping centers	3.7%	3.5%	3.7%	3.6%
Warehouses	3.1%	1.9%	3.1%	1.6%
Convenience stores	2.1%	0.3%	2.2%	0.4%
Healthcare	1.0%	0.0%	1.0%	0.0%
Commercial development	1.4%	0.0%	1.2%	0.0%
Other owner-occupied commercial real estate	4.1%	0.9%	4.2%	0.9%
Other commercial real estate	2.6%	1.2%	2.5%	1.3%
Total Investment Property	33.3%	15.6%	33.6%	15.1%

Land acquisition & development	10.3%	36.3%	10.2%	34.8%
Vacant land/non-development	6.4%	20.7%	6.5%	21.3%
Vacant land/future development	1.1%	5.0%	1.2%	5.2%
Farmland & timberland	1.4%	0.8%	1.3%	0.8%
Total Land Portfolio	19.2%	62.8%	19.2%	62.1%

Total Commercial Real Estate	52.5%	78.4%	52.8%	77.2%

Commercial & Industrial Portfolio	22.6%	4.2%	21.8%	2.5%
Total Commercial and Industrial Loans	22.6%	4.2%	21.8%	2.5%

Home equity	3.6%	0.9%	3.8%	1.0%
1-4 family construction	1.3%	0.5%	1.1%	0.5%
Residential mortgages	15.2%	15.4%	15.4%	18.1%
Total 1-4 Family Properties	20.1%	16.8%	20.3%	19.6%
Consumer loans	3.4%	0.6%	3.5%	0.7%
Total Retail	23.5%	17.4%	23.8%	20.3%

Agricultural loans	0.1%	0.0%	0.1%	0.0%
Other loans	0.4%	0.0%	0.5%	0.0%
Lease financing	0.9%	0.0%	1.0%	0.0%

TOTAL LOAN PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At March 31, 2012, the composition of the investment portfolio by carrying amount was 0.11 percent U.S. Treasuries, 35.83 percent securities of U.S. government-sponsored enterprises, 0.27 percent securities of state and political subdivisions, and 63.79 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise (“GSE”) securities. The tax-equivalent yield of the portfolio was 2.33 percent at March 31, 2012 and 2.32 percent at December 31, 2011. The average life of the portfolio at March 31, 2012 and December 31, 2011, was 7.47 years and 7.16 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. At March 31, 2012, our securities available-for-sale had a net unrealized gain of $1.680 million, a decrease of $2.224 million from our net unrealized gain of $3.904 million at December 31, 2011. During the first three months of 2011, we sold available-for-sale securities which resulted in a realized gain of $1.302 million.

The Company recorded impairment charges related to potential credit loss of $400 thousand during 2009 and $200 thousand in 2011 on our only non-U.S. GSE mortgage-backed security. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $2.738 million and an unrealized loss of $647 thousand at March 31, 2012, after all cumulative other-than-temporary impairment charges. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of March 31, 2012 with the other-than-temporary impairment charges the Company took during 2009 and in 2011. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits decreased from $1.812 billion at December 31, 2011 to $1.791 billion at March 31, 2012, a decrease of $20.217 million, or 1.1 percent. Total deposits were lower in the most recent quarter compared with the prior year due to our efforts to reduce our exposure to large certificates of deposit and to improve our net interest margin by lowering the rates we pay on deposits. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, decreased by $234 thousand. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100,000 to $250,000 per depositor and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the second quarter of 2012 we will have $25.000 million in Federal Home Loan Bank ("FHLB") advances mature and, if our liquidity allows, we do not intend to replace these funds with similar non-core funding sources.  At March 31, 2012, we had no brokered time deposits other than $35.446 million of CDARS brokered time deposits, which we consider core deposits, compared to $35.145 million of CDARS time deposits at December 31, 2011.

The table below shows the breakdown of deposits at March 31, 2012 and December 31, 2011.

(In thousands)	March 31, 2012	December 31, 2011
Non-Interest-Bearing Demand Deposits	$269,663	$257,169
Interest-Bearing Demand Deposits	556,808	558,199
Savings Deposits	142,124	136,281
Large Denomination Time Deposits (of $100 or more)	427,809	447,792
Other Time Deposits	395,052	412,232
Total Deposits	$1,791,456	$1,811,673

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of March 31, 2012, our debt consisted of advances from the FHLB of $35.577 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities, and $878 thousand of other long-term debt. All other amounts are relatively unchanged from December 31, 2011.

At March 31, 2012, the only short-term borrowing we had is the Silverton Note which is secured by the stock of our subsidiary bank.  In 2007, we obtained a $38 million three-year term loan which we used to finance a portion of the purchase price for a significant acquisition.  In December 2008 we prepaid $18 million of the loan, leaving a $20 million outstanding principal balance.  The lender has, at our request, agreed several times to extend the maturity and alter the repayment schedule of this loan.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the loan.  On March 28, 2012, we entered into an agreement to again modify the terms of the Silverton Note.  The modification relieves the Company from having to make any principal payments under the note prior to maturity, which is April 16, 2013 or such earlier date as the Company completes a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the note.  The modification also requires the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the modification of the loan documents. The Company made the quarterly interest payment due April 15, 2012 and deposited the funds to an escrow account for the remaining three interest payments due before the maturity of the note. There is currently no default under any of the terms of this loan.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On March 21, 2012, we announced our plans to pursue a strategic merger.  Any further renewal or extension of the Silverton Note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

Capital Resources

Our shareholders’ equity as a percentage of total assets at March 31, 2012 was 5.61 percent, relatively unchanged from 5.62 percent at December 31, 2011.

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

Our Tier 1 capital, the components of which are listed in the following table, was $149.492 million at March 31, 2012 and $149.248 million at December 31, 2011.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $17.828 million at March 31, 2012 and $18.100 million at December 31, 2011.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $167.320 million at March 31, 2012, and $167.348 million at December 31, 2011.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.67 percent and 11.94 percent, respectively, at March 31, 2012, and 10.48 percent and 11.75 percent, respectively, at December 31, 2011.  Both the March 31, 2012 and December 31, 2011 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At March 31, 2012 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At March 31, 2012, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 8.56 percent, a Tier 1 Capital to risk-weighted assets ratio of 12.26 percent and a total capital to risk-weighted assets ratio of 13.53 percent.

The components of the Company’s risk-based capital calculations at March 31, 2012 are shown below:

March 31, 2012
(Dollars in Thousands)
Tier 1 capital-
Preferred stock	$48,884
Allowable common shareholders' equity	67,608
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	149,492

Tier 2 capital-Allowable portion of the allowance for loan losses	17,828
Total capital (Tiers 1 and 2)	$167,320

Risk-weighted assets	$1,400,991
Quarterly average assets	2,007,114
Risk-based capital ratios:
Tier 1 capital ratio	10.67%
Total capital ratio (Tiers 1 and 2)	11.94%

The Company did not declare a dividend on its common stock in the first three months of 2012. During the first quarter of 2012, the Company determined that it would cease paying dividends on its preferred stock for the near future.  Until the preferred stock dividends are brought current, we may not declare a dividend on our common stock.  If the dividend on the preferred stock is not paid for an aggregate of six dividend periods (six fiscal quarters), whether or not consecutive, the number of directors on the Company’s Board of Directors automatically increases by two, and the U.S. Treasury, the holder of our preferred stock, will elect two new directors to the Board of Directors.  The directors elected by the Treasury will continue to serve until all accrued and unpaid dividends on the preferred stock are paid.

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

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $361.244 million at March 31, 2012, relatively unchanged from $363.024 million at December 31, 2011. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 17.98 percent of total assets at March 31, 2012, and 17.86 percent at December 31, 2011.  The net change in cash and cash equivalents for the three-month period ended March 31, 2012 was a decrease of $6.294 million, or 16.6 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $47.663 million at March 31, 2012, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2012 and did not borrow federal funds in 2011 or 2010.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. BancTrust has no cash or liquidity available to it other than dividends from the Bank.  The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay dividends in the amount of $2.1 million to BancTrust in 2011, and we have, to date, been able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  However, on March 21, 2012, we announced that we determined that it is in the best interests of the Company and its shareholders to defer future interest payments on the Company’s two outstanding series of trust preferred securities.  This deferral is permitted under the applicable indentures for both series of trust preferred securities for up to five years without penalty or default.  BancTrust will also cease to declare and make future dividend payments on its preferred stock held by the U.S. Treasury.  This is also a permitted deferral.  We have $1,080,000 in quarterly interest payments due over the next approximately 12 months on our $20 million Silverton Note to the FDIC as Receiver for Silverton Bank, N.A.  We obtained the necessary regulatory approvals to enable a dividend from the Bank to the holding company to allow the holding company to establish a $1,080,000 escrow reserve to fund these payments.  This loan matures in April of 2013.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On March 21, 2012, we announced our plans to pursue a strategic merger.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net Income

The Company recorded a net loss to common shareholders of $142 thousand, or $0.01 per basic and diluted common share, during the first quarter of 2012, compared to net income to common shareholders in the first quarter of 2011 of $251 thousand, or $0.01 per basic and diluted common share. Net income before the preferred stock dividend was $636 thousand in the first quarter of 2012 compared to net income before the preferred dividend of $1.020 million in the first quarter of 2011.

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

Quarterly average interest-earning assets decreased to $1.840 billion for the first quarter of 2012 from $1.958 billion in the first quarter of 2011, a decrease of $118.015 million, or 6.0 percent. This decrease was funded primarily by the decrease in deposits. Our quarterly net interest margin was 3.30 percent for the first quarter of 2012 compared to 3.14 percent for the first quarter of 2011. Net interest revenue decreased by $93 thousand, or 0.6 percent, from the first quarter of 2011 to the first quarter of 2012. The increase in net interest margin was due primarily to our efforts to reduce the cost of our interest-bearing liabilities. We estimate that non-performing assets resulted in our net interest margin being approximately 40 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended March 31, 2012 and 2011.

(Dollars in Thousands)	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid
Interest-earning assets:
Taxable securities	$491,301	2.26%	$2,758	$474,185	2.78%	$3,253
Non-taxable securities	1,312	4.49	15	2,401	4.90	29
Total securities	492,613	2.26	2,773	476,586	2.79	3,282
Loans and leases(1)	1,272,431	4.95	15,651	1,368,499	5.04	17,008
Interest-bearing deposits	75,156	0.20	37	113,130	0.26	72
Total interest-earning assets	1,840,200	4.03	18,461	1,958,215	4.22	20,362

Non-interest-earning assets
Cash and due from banks	34,506			35,668
Premises and equipment, net	71,022			75,242
Other real estate owned, net	57,397			83,566
Other assets	47,810			61,091
Intangible assets, net	3,440			4,530
Allowance for loan and leases losses	(43,967)			(49,367)
Total assets	$2,010,407			$2,168,945

Interest-bearing liabilities:
Interest-bearing demand deposits	$555,411	0.39%	$543	$526,221	0.45%	$586
Savings deposits	139,561	0.37	127	138,561	0.42	143
Time deposits	833,158	0.99	2,048	975,982	1.55	3,728
Short-term borrowings	20,000	5.09	253	20,000	5.07	250
FHLB advances and long-term debt	70,521	2.38	417	92,786	2.13	489
Total interest-bearing liabilities	1,618,652	0.84	3,388	1,753,550	1.20	5,196
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	261,887			235,098
Other liabilities	14,871			16,521
Total non-interest bearing liabilities	276,758			251,619

Common shareholders’ equity	66,215			115,586
Preferred stock	48,783			48,190
Shareholders’ equity	114,998			163,776
Total	$2,010,407			$2,168,945
Net Interest Revenue		3.19%	$15,073		3.02%	$15,166
Net yield on interest-earning assets		3.30%			3.14%
Tax equivalent adjustment		0.00			0.00
Net yield on interest- earning assets (tax equivalent)		3.30%			3.14%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first quarter of 2012 were $2.671 million compared to $5.720 million in the same period in 2011. The provision for loan and lease losses was $3.600 million in the first quarter of 2012, compared to $3.500 million for the comparable period in 2011. While the rate of identification of new problem loans slowed, the deterioration of previously identified problem loans continued, leading to the need for an increased provision. The allowance for loan and lease losses as a percentage of loans, net of unearned income, was 3.43 percent at March 31, 2012 and 3.30 percent at December 31, 2011. The increase in the allowance for loan and lease losses as a percentage of loans, net of unearned income, from December 31, 2011 to March 31, 2012 was due to the decrease in total loans.

Non-Interest Revenue and Expense

Non-interest revenue was $5.440 million for the first quarter of 2012, an increase of $603 thousand from the first quarter of 2011. Net securities gains increased $818 thousand in the first quarter of 2012 compared to the same period in 2011. Service charges on deposit accounts decreased $45 thousand, or 2.9 percent, from $1.539 million for the first quarter of 2011 to $1.494 million for the same period in 2012. The volume of insufficient funds (“NSF”) activity, fees for which are included in service charge income, has decreased. Management believes part of this decrease is due to customers more diligently monitoring their personal accounts and to the increased use of debit cards, which do not typically generate NSF fees. Debit card transactions for which our customers do not have available funds are declined at the point of sale instead of posting to the account and generating a NSF charge. We expect this trend to continue in the foreseeable future, however, the decline seems to be moderating. Trust revenue in the first quarter of 2012 was $924 thousand compared to $1.045 million for the same period in 2011. Trust assets were $868.125 million at March 31, 2012 compared to $869.891 million at March 31, 2011.

Salary and employee benefit expense in the first quarter of 2012 was $6.885 million, a decrease of $312 thousand from the first quarter of 2011. Full time equivalent employees decreased from 546 at March 31, 2011 to 529 at March 31, 2012.

Net occupancy expense was $1.435 million in the first quarter of 2012, a decrease of $67 thousand from the same period in 2011. Furniture and equipment expense decreased by $65 thousand, or 7.3 percent, primarily as a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and of decreased maintenance cost. The Company operates in 49 branches.

Intangible amortization decreased to $226 thousand for the quarter ended March 31, 2012 from $292 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value.  We recorded no losses on other real estate owned in the first quarter of 2012, compared to $173 thousand in the first quarter of 2011.  The write-downs of other real estate owned in the fourth quarter of 2011established lower carrying values reflective of market conditions. If real estate values decline, additional losses on other real estate may occur in future periods. Other real estate owned carrying cost increased $104 thousand from $554 thousand in the first quarter of 2011 to $658 thousand in the first quarter of 2012. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $683 thousand for the quarter ended March 31, 2012, compared to $1.143 million for the same period in 2011, reflecting the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Early in 2012, we ended our efforts to recapitalize the Company as an independent entity. This led to the expensing of $1.219 million of previously deferred costs associated with the capital raise in the fourth quarter of 2011 and $1.966 million in the first quarter of 2012. These deferred costs consist primarily of legal fees, accountant fees, loan analyst fees and travel costs.

Other expense was $2.430 million for the quarter ended March 31, 2012, a decrease of $125 thousand from the first quarter of 2011. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $28 thousand for the first quarter of 2012, compared to income tax expense of $53 thousand for the same period in 2011. In 2011, the Company established a valuation allowance for the full amount of its deferred tax asset.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2011 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At March 31, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at March 31, 2012 was $19.079 million, and that sum represents the Company's maximum credit risk under these arrangements. At March 31, 2012, the Company had $191 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Company minimizes risk by managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2011 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2012. Through March 31, 2012, Management has not utilized derivatives as a part of this process, but it may do so in the future.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In conducting its assessment of the Company’s internal control as of December 31, 2011, Management determined that, as a result of deficiencies identified in internal controls that, when evaluated in combination, give rise to a material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.  These deficiencies and the material weakness are described under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of the Company’s Annual Report on 10-K for the year ended December 31, 2011.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Management made its determination that a material weakness exists near the end of the period covered by this quarterly report on Form 10-Q.  Upon making this determination, the Company implemented remedial measures to cure this material weakness; however, as of March 31, 2012, the elapsed time has been insufficient to conclude that the material weakness has been remediated. The remediation will be tested during the second and third quarters of 2012 in conjunction with the implementation of the plan.

In light of this material weakness, in preparing the Company’s Unaudited Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality to ensure that the Company’s Unaudited Consolidated Financial Statements included in this Report have been prepared in accordance with U.S. GAAP.

Changes in Internal Controls

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the valuation, documentation, and review of impaired loans and other real estate owned at December 31, 2011.

In the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that an increase to the provision for loan losses and an additional impairment charge to other real estate owned should be recorded at December 31, 2011.  These changes were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  After considering the magnitude of the adjustments, it was determined that a material weakness in the valuation, documentation, and review of impaired loans and other real estate owned existed at December 31, 2011.  Management has concluded that this material weakness still existed as of March 31, 2012.

Other than the remediation plan for the material weakness discussed below, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Immediately following management’s identification of the above-referenced material weakness, Management began taking steps to remediate the material weakness.  These ongoing efforts include the following:

•
External appraisals will be required on all impaired loans and other real estate owned equal to or exceeding $1 million on an annual basis; external appraisals will be required on all impaired loans and other real estate owned below $1 million on a biennial basis;

•
All external appraisals required on an annual basis (but not those required on a biennial basis) will be submitted for independent third party review to ensure reasonableness of the underlying appraisal assumptions;

•
When external appraisals are not required for impaired loans and other real estate owned because they are below the dollar threshold, internal evaluations will be conducted and periodically reviewed to ensure external market data and proprietary data, if available, are adequately documented; and

•
Management will implement a quarterly valuation meeting between the Special Assets Group, Loan Review, and Risk Management to discuss current developments and market conditions that might indicate a potential impairment has occurred and to ensure that there is adequate documentation of the consideration for recording a potential impairment if it is probable that a loss has been incurred.

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2011 and again as of March 31, 2012.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before Management is able to conclude that the material weakness has been remediated.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended March 31, 2012 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
01/01/12-01/31/12	1,909	$1.39	0	229,951
02/01/12-02/29/12	884	$1.47	0	229,951
03/01/12-03/31/12	9,750	$1.33	0	229,951
Total	12,543	$1.35	0	229,951
__________________
(1)	12,543 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at March 31, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, and March 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1
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

BancTrust Financial Group, Inc.

May 15, 2012	By: /s/ W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

May 15, 2012	By: /s/ F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at March 31, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, and March 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and March 31, 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1 As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.