Form 10-Q
period 2012-06-30
BANCTRUST FINANCIAL GROUP INC
filed 2012-08-14
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
X	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____	Accelerated filer ______	Non-accelerated filer ______ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____   No    X

Shares of common stock ($0.01 par) outstanding at August 14, 2012: 17,967,388

i

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10 - Q

ii

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	June 30, 2012	December 31, 2011
ASSETS
Cash and Due from Banks	$36,584	$37,911
Interest-Bearing Deposits in Other Financial Institutions	85,539	61,942
Securities Available for Sale, at Fair Value	521,100	517,213
Loans Held for Sale	1,819	2,021

Loans and Leases	1,216,830	1,275,028
Allowance for Loan and Lease Losses	(52,553)	(42,156)
Loans and Leases, Net	1,164,277	1,232,872

Premises and Equipment, Net	70,037	71,298
Accrued Income Receivable	5,967	6,227
Other Intangible Assets	3,067	3,519
Cash Surrender Value of Life Insurance	17,905	17,654
Other Real Estate Owned	59,141	57,387
Other Assets	21,280	23,833
Total Assets	$1,986,716	$2,031,877

LIABILITIES
Non-Interest-Bearing Demand Deposits	$288,917	$257,169
Interest-Bearing Demand Deposits	554,270	558,199
Savings Deposits	146,018	136,281
Large Denomination Time Deposits (of $100 or more)	427,513	447,792
Other Time Deposits	382,916	412,232
Total Deposits	1,799,634	1,811,673
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	45,391	70,539
Other Liabilities	18,206	15,383
Total Liabilities	1,883,231	1,917,595

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares Outstanding in 2012 and 2011	49,039	48,730
Common Stock – Par Value $0.01 Per Share, 100,000 Shares Authorized, Shares Issued: 2012-18,216; 2011-18,210	182	182
Additional Paid in Capital	194,647	194,636
Accumulated Other Comprehensive Loss, Net	(4,334)	(5,172)
Deferred Compensation Payable in Common Stock	1,005	949
Accumulated Deficit	(133,641)	(121,686)
Treasury Stock of 256 Common Shares in 2012 and 2011, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 223 Shares in 2012 and 182 Shares in 2011	(1,005)	(949)
Total Shareholders' Equity	103,485	114,282
Total Liabilities and Shareholders' Equity	$1,986,716	$2,031,877

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
	Three Months Ended June 30,
	2012	2011
Interest Revenue:
Loans and Leases	$14,904	$16,917
Securities Available for Sale: Taxable	2,742	3,655
Non-Taxable	14	25
Other	62	43
Total Interest Revenue	17,722	20,640

Interest Expense:
Deposits	2,551	4,121
Short-Term Borrowings	416	264
FHLB Advances and Long-Term Debt	403	489
Total Interest Expense	3,370	4,874

Net Interest Revenue	14,352	15,766
Provision for Loan and Lease Losses	13,700	5,000
Net Interest Revenue after Provision for Loan and Lease Losses	652	10,766

Non-Interest Revenue:
Service Charges on Deposit Accounts	1,417	1,486
Trust Income	945	1,045
Securities Gains	664	879
Other Income	1,693	1,679
Total Non-Interest Revenue	4,719	5,089

Non-Interest Expense:
Salaries	5,062	5,352
Pensions and Employee Benefits	1,542	1,553
Net Occupancy Expense	1,822	1,453
Furniture and Equipment Expense	829	835
Intangible Amortization	225	292
Losses on Other Real Estate Owned	0	553
Losses (Gains) on Repossessed and Other Assets	(8)	(154)
ATM Processing Expense	247	235
FDIC Assessments	661	1,029
Telephone and Data Line Expense	433	461
Legal Expense	617	419
Other Real Estate Carrying Cost Expense	395	407
Countywide Home Loans Settlement	3,520	0
Merger/Capital Raise Costs	402	0
Other Expense	2,293	2,287
Total Non-Interest Expense	18,040	14,722

(Loss) Income Before Income Taxes	(12,669)	1,133
Income Tax (Benefit) Expense	(700)	327
Net (Loss) Income	(11,969)	806
Effective Preferred Stock Dividend	781	771
Net (Loss) Income to Common Shareholders	$(12,750)	$35
Basic (Loss) Earnings Per Common Share	$(0.71)	$0.00
Diluted (Loss) Earnings Per Common Share	$(0.71)	$0.00
Weighted-Average Common Shares Outstanding – Basic	17,958	17,949
Weighted-Average Common Shares Outstanding – Diluted	17,958	18,005

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(in thousands)	June 30,	June 30,
	2012	2011

Net (loss) income	$(11,969)	$806

Other comprehensive income (loss), net of taxes:

Recognized pension net periodic benefit cost, net of taxes of $0 and ($42), respectively	297	70

Less reclassification adjustments for gains included in net income, net of taxes of $0 and $330, respectively	(664)	(549)

Net change in fair value of securities available for sale, net of taxes of $0 and $(2,712), respectively	3,185	4,520
Other comprehensive income	2,818	4,041
Comprehensive (loss) income	$(9,151)	$4,847

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)
	Six Months Ended June 30,
	2012	2011
Interest Revenue:
Loans and Leases	$30,555	$33,925
Securities Available for Sale: Taxable	5,500	6,908
Non-Taxable	29	54
Other	99	115
Total Interest Revenue	36,183	41,002

Interest Expense:
Deposits	5,269	8,578
Short-Term Borrowings	669	514
FHLB Advances and Long-Term Debt	820	978
Total Interest Expense	6,758	10,070

Net Interest Revenue	29,425	30,932
Provision for Loan and Lease Losses	17,300	8,500
Net Interest Revenue after Provision for Loan and Lease Losses	12,125	22,432

Non-Interest Revenue:
Service Charges on Deposit Accounts	2,911	3,025
Trust Income	1,869	2,090
Securities Gains	1,966	1,363
Other Income	3,413	3,448
Total Non-Interest Revenue	10,159	9,926

Non-Interest Expense:
Salaries	10,340	10,883
Pensions and Employee Benefits	3,146	3,219
Net Occupancy Expense	3,257	2,955
Furniture and Equipment Expense	1,660	1,731
Intangible Amortization	451	584
Losses on Other Real Estate Owned	0	726
Losses (Gains) on Repossessed and Other Assets	13	(157)
ATM Processing Expense	494	503
FDIC Assessments	1,344	2,172
Telephone and Data Line Expense	929	962
Legal Expense	988	771
Other Real Estate Carrying Cost Expense	1,053	961
Countywide Home Loans Settlement	3,520	0
Merger/Capital Raise Costs	2,367	0
Other Expense	4,727	4,842
Total Non-Interest Expense	34,289	30,152

(Loss) Income Before Income Taxes	(12,005)	2,206
Income Tax (Benefit) Expense	(672)	380
Net (Loss) Income	(11,333)	1,826
Effective Preferred Stock Dividend	1,559	1,540
Net (Loss) Income to Common Shareholders	$(12,892)	$286
Basic (Loss) Earnings Per Common Share	$(0.72)	$0.02
Diluted (Loss) Earnings Per Common Share	$(0.72)	$0.02
Weighted-Average Common Shares Outstanding – Basic	17,956	17,852
Weighted-Average Common Shares Outstanding – Diluted	17,956	17,919

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended
(in thousands)	June 30,	June 30,
	2012	2011

Net (loss) income	$(11,333)	$1,826

Other comprehensive income (loss), net of taxes:

Recognized pension net periodic benefit cost, net of taxes of $0 and ($84), respectively	594	140

Less reclassification adjustments for gains included in net income, net of taxes of $0 and $511, respectively	(1,966)	(852)

Net change in fair value of securities available for sale, net of taxes of $0 and ($2,607), respectively	2,210	4,345
Other comprehensive income	838	3,633
Comprehensive (loss) income	$(10,495)	$5,459

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 - For the Six Months Ended June 30, 2012 and 2011

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred Compensation Payable in Common Stock	Accumu-lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2012	$48,730	18,210	$182	$194,636	$(5,172)	$949	$(121,686)	$(2,408)	$(949)	$114,282
Net loss							(11,333)			(11,333)
Recognized net periodic pension benefit cost, net of taxes					594					594
Change in fair value of securities available for sale, net of taxes					244					244
Amortization of preferred stock discount	309						(309)			0
Dividends-preferred							(313)			(313)
Purchase of deferred compensation shares						89			(89)	0
Deferred compensation paid in common stock held in grantor trust						(33)			33	0
Stock compensation expense				11						11
Restricted stock fully vested		6

Balance, June 30, 2012	$49,039	18,216	$182	$194,647	$(4,334)	$1,005	$(133,641)	$(2,408)	$(1,005)	$103,485

Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Net income							1,826			1,826
Recognized net periodic pension benefit cost, net of taxes					140					140
Change in fair value of securities available for sale, net of taxes					3,493					3,493
Amortization of preferred stock discount	290						(290)
Dividends-preferred							(1,249)			(1,249)
Purchase of deferred compensation shares						87			(87)	0
Deferred compensation paid in common stock held in grantor trust						(9)			9	0
Stock compensation expense				41						41
Shares issued under dividend reinvestment plan		16
Common stock issued		297	3	702						705

Balance, June 30, 2011	$48,430	18,208	$182	$194,644	$(1,499)	$904	$(70,463)	$(2,408)	$(904)	$168.886

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,333)	$1,826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	2,035	2,193
Amortization and accretion of premiums and discounts, net	1,725	1,401
Amortization of intangible assets	451	584
Provision for loan losses	17,300	8,500
Securities gains, net	(1,966)	(1,363)
Loss on other real estate owned	0	726
Losses (gains) on repossessed and other assets	13	(157)
Gain on sale of loans originated for sale	(482)	(341)
Stock compensation expense	11	41
Increase in cash surrender value of life insurance	(251)	(304)
Changes in operating assets and liabilities:
Loans originated for sale	(26,257)	(22,308)
Loans sold	26,941	26,537
Decrease in accrued income receivable	260	266
Decrease in other assets	2,543	8,269
Decrease in other liabilities	3,416	(270)
Net cash provided by operating activities	14,406	25,600
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(23,597)	80,166
Net decrease in loans and leases	45,211	33,040
Proceeds from sales of other real estate owned, net	4,708	1,588
Purchases of premises and equipment	(774)	(433)
Proceeds from sales of securities available for sale	158,468	75,098
Proceeds from maturities of securities available for sale	31,761	41,713
Purchases of securities available for sale	(194,010)	(239,469)
Net cash provided by (used in) investing activities	21,767	(8,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(12,039)	17,327
Payments of FHLB advances and long-term debt	(25,148)	(22,118)
Issuance of common stock	0	705
Dividends paid	(313)	(1,249)
Net cash used in financing activities	(37,500)	(5,335)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,327)	11,968
Cash and cash equivalents at beginning of period	37,911	25,852
Cash and cash equivalents at end of period	$36,584	$37,820
Supplemental disclosures of cash flow information:
Interest paid	$6,871	$10,553
Income taxes paid (received), net	30	(5,798)
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	6,462	7,434

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 AND 2011

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

In July 2012, the FASB issued an update to the accounting standards relating to testing for impairment of indefinite-lived intangible assets. The update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The update also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 3: Securities Available for Sale

The Company classifies all of its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at June 30, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2012
U.S. Treasury securities	$505	$5	$0	$510
Obligations of U.S. Government sponsored enterprises	212,355	1,572	77	213,850
Obligations of states and political subdivisions	1,275	4	0	1,279
Mortgage-backed securities	302,856	3,784	1,179	305,461
Total	$516,991	$5,365	$1,256	$521,100

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2011
U.S. Treasury securities	$507	$6	$0	$513
Obligations of U.S. Government sponsored enterprises	181,624	181	185	181,620
Obligations of states and political subdivisions	1,325	4	0	1,329
Mortgage-backed securities	329,853	4,902	1,004	333,751
Total	$513,309	$5,093	$1,189	$517,213

Securities available for sale with a carrying value of approximately $249.514 million at June 30, 2012 and $254.042 million at December 31, 2011 were pledged to secure deposits of public funds and trust deposits.

For the six months ended June 30, 2012, proceeds from the sales of securities available for sale were $158.468 million. Gross realized gains on the sale of these securities were $2.128 million, and gross realized losses were $162 thousand. For the six months ended June 30, 2011, proceeds from the sales of securities available for sale were $75.098 million. Gross realized gains on the sale of these securities were $1.363 million and there were no gross realized losses. The Company did not record an other-than-temporary impairment charge in the first six months of 2012 or 2011.

Maturities of securities available for sale as of June 30, 2012, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$17,206	$17,335
Due in 1 to 5 years	18,015	18,124
Due in 5 to 10 years	21,815	21,943
Due in over 10 years	157,099	158,237
Mortgage-backed securities	302,856	305,461
Total	$516,991	$521,100

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
Obligations of U.S. Government sponsored enterprises	37,650	77	0	0	37,650	77
Mortgage-backed securities	52,527	583	2,768	596	55,295	1,179
Total	$90,177	$660	$2,768	$596	$92,945	$1,256

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$69,852	$166	$6,207	$19	$76,059	$185
Mortgage-backed securities	57,615	268	2,789	736	60,404	1,004
Total	$127,467	$434	$8,996	$755	$136,463	$1,189

At June 30, 2012, the Company had 14 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and 1 investment security in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 and again in 2011 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position of this security is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 and $200 thousand in 2011 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $596 thousand and $736 thousand in accumulated other comprehensive loss (pre-tax) related to this security at June 30, 2012 and December 31, 2011, respectively.  No credit-related other-than-temporary impairment occurred during the six-month periods ended June 30, 2012 and 2011. Management will continue to closely monitor this security. The security has an estimated fair value of $2.768 million and represents all of the unrealized losses at June 30, 2012 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of June 30, 2012, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company's investment securities recognized in earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Beginning balance of credit losses previously recognized in earnings	$600	$400	$600	$400
Amount related to credit loss for securities as to which an other-than-temporary impairment was not previously recognized in earnings	0	0	0	0
Amount related to credit loss for securities as to which an other-than-temporary impairment was recognized in earnings	0	0	0	0
Ending balance of cumulative credit losses recognized in earnings	$600	$400	$600	$400

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$269,376	$278,032
Agricultural	1,284	1,028
Equipment leases	11,749	12,814
Total commercial, financial and agricultural	282,409	291,874

Commercial real estate:
Commercial construction, land and land development	235,280	250,859
Other commercial real estate	404,894	424,690
Total commercial real estate	640,174	675,549

Residential real estate:
Residential construction	15,349	13,509
Residential mortgage	233,017	245,180
Total residential real estate	248,366	258,689

Consumer, installment and single pay:
Consumer	43,344	44,713
Other	4,166	6,265
Total consumer, installment and single pay	47,510	50,978

Total loans and leases	1,218,459	1,277,090
Less unearned discount leases	(860)	(1,173)
Less deferred cost (unearned loan fees), net	1,050	1,132
Total loans and leases, net	$1,218,649	$1,277,049

Loans include loans held for sale of $1.819 million at June 30, 2012 and $2.021 million at December 31, 2011 which are accounted for at the lower of cost or market value, in the aggregate.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $8.656 million, or 3.1 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns primarily in the Southern division.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.284 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $256 thousand, or 24.9 percent, from December 31, 2011 to June 30, 2012, as a result of new loan activity primarily in the Central division.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $1.065 million from December 31, 2011 to June 30, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $15.579 million, or 6.2 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $19.796 million, or 4.7 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns, charge-offs, and foreclosures.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $1.840 million, or 13.6 percent, from December 31, 2011 to June 30, 2012, primarily as a result of increased loan activity with local builders in the Southern Alabama division.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $12.163 million, or 5.0 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $1.369 million, or 3.1 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $2.099 million, or 33.5 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns.

Non-Accrual Loans

At June 30, 2012 and December 31, 2011, non-accrual loans totaled $107.582 million and $96.592 million, respectively, which included non-accruing restructured loans of $6.104 million and $5.296 million, respectively. The allowance for loan and lease losses allocated to restructured loans at June 30, 2012 and December 31, 2011 was $2.214 million and $392 thousand, respectively. The amount of interest income that would have been recorded during the first six months of 2012, if all non-accrual loans had been current in accordance with their original terms, was $2.961 million. The amount of interest income actually recognized on these loans during the first six months of 2012 was $168 thousand. At June 30, 2012 and December 31, 2011, performing restructured loans totaled $5.745 million and $7.253 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at June 30, 2012 and December 31, 2011, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$3,352	$2,372
Commercial real estate:
Construction, land and land development	67,285	59,382
Other	17,424	15,275
Consumer	589	651
Residential:
Construction	490	497
Mortgage	18,442	18,415
Total non-accrual loans	$107,582	$96,592

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
June 30, 2012
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$1,768	$3,352	$5,120	$277,289	$282,409	$0
Commercial real estate:
Construction, land and land development	9,042	67,285	76,327	158,953	235,280	0
Other	6,944	17,424	24,368	380,526	404,894	0
Consumer	538	589	1,127	47,383	47,510	0
Residential
Construction	0	490	490	14,859	15,349	0
Mortgage	3,689	18,442	22,131	210,886	233,017	0
Total	$21,981	$107,582	$129,563	$1,089,896	$1,218,459	$0

December 31, 2011
(Dollars in thousands)
	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Loans over 90 days and accruing
Loans:
Commercial, financial and agricultural	$2,288	$2,372	$4,660	$287,214	$291,874	$0
Commercial real estate:
Construction, land and land development	1,493	59,382	60,875	189,984	250,859	0
Other	3,687	15,275	18,962	405,728	424,690	0
Consumer	546	651	1,197	49,781	50,978	0
Residential
Construction	0	497	497	13,012	13,509	0
Mortgage	5,954	18,663	24,617	220,563	245,180	248
Total	$13,968	$96,840	$110,808	$1,166,282	$1,277,090	$248

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

IMPAIRED LOANS June 30, 2012					Six Months Ended June 30, 2012
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$591	$0
Commercial real estate construction, land and land development	36,785	12,147	24,638	0	41,395	61
Commercial real estate other	14,191	2,788	11,403	0	15,224	8
Consumer	0	0	0	0	0	0
Residential construction	121	0	121	0	124	0
Residential mortgage	8,535	1,709	6,826	0	8,987	24
Total	60,463	17,004	43,459	0	66,321	93

With a related allowance recorded:
Commercial, financial and agricultural	2,184	696	1,488	264	1,812	0
Commercial real estate construction, land and land development	51,256	7,009	44,247	20,180	31,260	20
Commercial real estate other	8,003	117	7,886	2,120	4,490	18
Consumer	121	0	121	60	123	0
Residential construction	369	0	369	11	369	0
Residential mortgage	9,040	849	8,191	2,663	5,682	12
Total	70,973	8,671	62,302	25,298	43,736	50

Total commercial	113,250	23,117	90,133	22,564	94,772	107
Total consumer	121	0	121	60	123	0
Total residential	18,065	2,558	15,507	2,674	15,162	36
Total Impaired Loans	$131,436	$25,675	$105,761	$25,298	$110,057	$143

IMPAIRED LOANS June 30, 2012	Three Months Ended June 30, 2012
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$651	$0
Commercial real estate construction, land and land development	42,221	60
Commercial real estate other	14,917	8
Consumer	0	0
Residential construction	123	0
Residential mortgage	8,632	23
Total	66,544	91

With a related allowance recorded:
Commercial, financial and agricultural	2,257	0
Commercial real estate construction, land and land development	36,300	20
Commercial real estate other	5,336	18
Consumer	125	0
Residential construction	369	0
Residential mortgage	5,943	12
Total	50,330	50

Total commercial	101,682	106
Total consumer	125	0
Total residential	15,067	35
Total Impaired Loans	$116,874	$141

IMPAIRED LOANS December 31, 2011					Year Ended December 31, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$652	$7
Commercial real estate construction, land and land development	60,974	21,233	39,741	0	28,959	200
Commercial real estate other	18,073	2,235	15,838	0	11,180	372
Consumer	0	0	0	0	0	0
Residential construction	128	0	128	0	790	0
Residential mortgage	11,492	1,796	9,696	0	8,645	59
Total	91,498	25,624	65,874	0	50,226	638

With a related allowance recorded:
Commercial, financial and agricultural	1,618	696	922	206	1,252	5
Commercial real estate construction, land and land development	23,668	2,488	21,180	4,446	41,023	156
Commercial real estate other	2,798	0	2,798	333	4,562	68
Consumer	125	6	119	60	183	0
Residential construction	369	0	369	11	441	0
Residential mortgage	5,255	94	5,161	2,259	6,185	36
Total	33,833	3,284	30,549	7,315	53,646	265

Total commercial	107,962	27,012	80,950	4,985	87,628	808
Total consumer	125	6	119	60	183	0
Total residential	17,244	1,890	15,354	2,270	16,061	95
Total Impaired Loans	$125,331	$28,908	$96,423	$7,315	$103,872	$903

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

The Bank did not have any loss (grade 9) loans at June 30, 2012 or December 31, 2011.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at June 30, 2012 and December 31, 2011.  These tables reflect continuing issues with credit quality in the construction, land and land development portfolio.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate- Construction, Land and Land Development		Commercial Real Estate-Other
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Excellent	$5,629	$6,299	$271	$281	$1,340	$1,520
Guideline	60,669	72,836	15,763	18,346	89,634	99,354
Satisfactory	83,268	74,984	20,991	21,721	108,368	116,696
Low satisfactory	95,709	110,891	74,093	83,910	161,357	164,826
Special mention	24,959	14,833	5,690	9,107	16,007	12,996
Substandard	12,175	12,031	118,472	117,494	28,188	29,298
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
Total	$282,409	$291,874	$235,280	$250,859	$404,894	$424,690

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Prime
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Pass	$14,639	$13,012	$196,339	$205,700
Special mention	0	0	8,577	8,841
Substandard	710	497	27,889	30,452
Doubtful	0	0	212	187
Total	$15,349	$13,509	$233,017	$245,180

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Grade:
Performing	$46,921	$50,327
Non-performing	589	651
Total	$47,510	$50,978

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of June 30, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The Company continues to experience the adverse effects of a severe downturn in the real estate markets in which it operates, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, and a reduction in the value of real estate serving as collateral for some of the Company's loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months Ended June 30, 2012
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,614	$27,650	$7,456	$477	$1,888	$43,085
Charge-offs	(792)	(2,516)	(1,143)	(42)	0	(4,493)
Recoveries	12	16	209	24	0	261
Provision charged to operating expense	(243)	12,810	1,646	(39)	(474)	13,700
Balance at end of period	$4,591	$37,960	$8,168	$420	$1,414	$52,553

For the Six Months Ended June 30, 2012
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,151	$23,280	$7,713	$584	$5,428	$42,156
Charge-offs	(1,048)	(3,370)	(2,713)	(135)	0	(7,266)
Recoveries	51	30	226	56	0	363
Provision charged to operating expense	437	18,020	2,942	(85)	(4,014)	17,300
Balance at end of period	$4,591	$37,960	$8,168	$420	$1,414	$52,553

Period-end amount allocated to:
Loans individually evaluated for impairment	$264	$22,300	$2,674	$60	$0	$25,298
Other loans not individually evaluated	4,327	15,660	5,494	360	1,414	27,255
Ending balance	$4,591	$37,960	$8,168	$420	$1,414	$52,553

Loans -
Loans individually evaluated for impairment	$1,960	$88,175	$15,506	$120	$0	$105,761
Other loans not individually evaluated	280,449	551,999	232,860	47,390	0	1,112,698
Ending balance	$282,409	$640,174	$248,366	$47,510	$0	$1,218,459

For the Three Months Ended June 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,131	$30,841	$6,470	$659	$2,610	$45,711
Charge-offs	(1,148)	(8,915)	(763)	(58)	0	(10,884)
Recoveries	57	325	38	32	0	452
Provision charged to operating expense	529	4,047	685	254	(515)	5,000
Balance at end of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279

For the Six Months Ended June 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	(2,236)	(12,897)	(1,574)	(108)	0	(16,815)
Recoveries	71	472	46	74	0	663
Provision charged to operating expense	1,305	7,292	1,289	31	(1,417)	8,500
Balance at end of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279

Period-end amount allocated to:
Loans individually evaluated for impairment	$0	$8,884	$1,825	$286	$0	$10,995
Other loans not individually evaluated	4,569	17,414	4,605	601	2,095	29,284
Ending balance	$4,569	$26,298	$6,430	$887	$2,095	$40,279

Loans -
Loans individually evaluated for impairment	$1,419	$86,466	$16,379	$308	$0	$104,572
Other loans not individually evaluated	290,010	619,072	252,632	57,255	0	1,218,969
Ending balance	$291,429	$705,538	$269,011	$57,563	$0	$1,323,541

December 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$206	$4,779	$2,270	$60	$0	$7,315
Other loans not individually evaluated	4,945	18,501	5,444	523	5,428	34,841
Ending balance	$5,151	$23,280	$7,714	$583	$5,428	$42,156

Loans -
Loans individually evaluated for impairment	$1,393	$79,557	$15,354	$119	$0	$96,423
Other loans not individually evaluated	290,481	595,992	243,335	50,859	0	1,180,667
Ending balance	$291,874	$675,549	$258,689	$50,978	$0	$1,277,090

Troubled Debt Restructurings

The following table presents a breakdown of troubled debt restructurings that occurred during the three months ended June 30, 2012 by loan class and whether the loan remains on accrual or nonaccrual status.  All of the troubled debt restructurings that occurred during the time period presented below included concessions relating to extended payment terms. No concessions were made to lower interest rates to a below market rate.

(Dollars in thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Accruing Loans
Commercial, financial and agricultural	0	$0	$0	1	$19	$19
Commercial construction, land and land development	1	237	237	1	237	237
Total	1	$237	$237	2	$256	$256
Nonaccrual Loans
Consumer	0	$0	$0	1	$11	$11
Total	0	$0	$0	1	$11	$11

Total
Commercial, financial and agricultural	0	$0	$0	1	$19	$19
Commercial construction, land and land development	1	237	237	1	237	237
Consumer	0	0	0	1	11	11
Total	1	$237	$237	3	$267	$267

No troubled debt restructurings made within the previous twelve months defaulted during the three months ended June 30, 2012.  Once a loan has been modified as a troubled debt restructuring, it is considered an impaired loan.  A specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.

Other Real Estate Owned

A summary of other real estate owned follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)

Construction, land development, lots and other land	$43,666	$46,565
1-4 family residential properties	4,338	4,118
Multi-family residential properties	3,151	1,817
Non-farm non-residential properties	7,986	4,887
Total other real estate owned	$59,141	$57,387

The Company carries its other real estate owned at the estimated fair value less any cost to dispose. Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where the Company does business.  This slowdown, together with other factors (as discussed in Note 1), has resulted in a substantial decrease in the value of the Company’s other real estate owned.  This decrease in value has materially and adversely affected the Company’s earnings and capital.  If real estate values in the Company’s markets remain depressed or decline further, the Company could experience further adverse effects.  Other real estate owned activity is summarized as follows:

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$57,387	$82,419
Loan foreclosures	6,462	7,434
Property sold	(4,708)	(1,588)
Losses on sale and write-downs	0	(726)
Balance at the end of the period	$59,141	$87,539

Note 5: Retirement Plans

	Three Months Ended
	June 30, 2012	June 30, 2011
(in thousands)
Service cost	$251	$236
Interest cost	447	447
Expected return on plan assets	(691)	(565)
Amortization of prior service cost	0	1
Amortization of net loss	297	112
Net periodic pension cost	$304	$231

	Six Months Ended
	June 30, 2012	June 30, 2011
(in thousands)
Service cost	$502	$472
Interest cost	894	894
Expected return on plan assets	(1,384)	(1,130)
Amortization of prior service cost	0	2
Amortization of net loss	596	224
Net periodic pension cost	$608	$462

The Company currently expects to contribute a minimum of $1.080 million to its pension plans in 2012, of which $646 thousand was contributed in the first six months of 2012. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2012 was 4.50 percent.

Note 6: (Loss) Earnings Per Share

Basic (loss) earnings per share for the three- and six- month periods ended June 30, 2012 and 2011 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted (loss) earnings per share for the three- and six- month periods ended June 30, 2012 and 2011 were computed by dividing net (loss) income to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the (loss) earnings per share calculations for the three-month periods ended June 30, 2012 and 2011. The Company excluded from the calculations of diluted earnings per share for the quarter ended June 30, 2011, 70 thousand shares, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarter ended June 30, 2011, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. The Company excluded all options and warrants for the calculations of diluted earnings per share for the quarter ended June 30, 2012 because such common stock equivalents would be antidilutive to the loss per share.

	Three Months Ended
Basic (Loss) Earnings Per Common Share	June 30, 2012	June 30, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(12,750)	$35
Weighted average common shares outstanding	17,958	17,949
Basic (loss) earnings per common share	$(0.71)	$0.00

	Three Months Ended
Diluted (Loss) Earnings Per Common Share	June 30, 2012	June 30, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(12,750)	$35
Weighted average shares outstanding	17,958	17,949
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	0	56
Weighted average common and dilutive potential common shares outstanding	17,958	18,005
Diluted (loss) earnings per common share	$(0.71)	$0.00

The following tables present the (loss) earnings per share calculations for the six-month periods ended June 30, 2012 and 2011. The Company excluded from the calculations of diluted earnings per share for the six-months ended June 30, 2011, 70 thousand shares, which shares were subject to options issued with exercise prices in excess of the average market value per share during those periods. The Company also excluded from the calculations of diluted earnings per share for the quarter ended June 30, 2011, 731 thousand shares, which shares were subject to warrants issued with exercise prices in excess of the average market value per share during those periods. The Company excluded all options and warrants for the calculations of diluted earnings per share for the six-months ended June 30, 2012 because such common stock equivalents would be antidilutive to the loss per share.

	Six Months Ended
Basic (Loss) Earnings Per Common Share	June 30, 2012	June 30, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(12,892)	$286
Weighted average common shares outstanding	17,956	17,852
Basic (loss) earnings per common share	$(0.72)	$0.02

	Six Months Ended
Diluted (Loss) Earnings Per Common Share	June 30, 2012	June 30, 2011
(in thousands, except per share amounts)

Net (loss) income to common shareholders	$(12,892)	$286
Weighted average shares outstanding	17,956	17,852
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	0	67
Weighted average common and dilutive potential common shares outstanding	17,956	17,919
Diluted (loss) earnings per common share	$(0.72)	$0.02

Note 7:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2012 was $19.902 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2012, the Company had $199 thousand of liabilities associated with standby letter of credit agreements.

On July 2, 2012, BankTrust entered into a Final Settlement Agreement (the “Agreement”) with Countrywide Home Loans, Inc. (“Countrywide”). Pursuant to the Agreement, BankTrust paid Countrywide $3.520 million as full and final settlement of any and all claims and disputes related to mortgage loans sold by BankTrust or its predecessors in interest to Countrywide prior to July 2, 2012 pursuant to loan purchase agreements between BankTrust, or its predecessors in interest, and Countrywide. The Agreement contains a mutual release whereby BankTrust and Countrywide fully, finally and completely release each other and their respective related parties from any claims and disputes related to the mortgage loans transferred by BankTrust or its predecessors in interest to Countrywide. The Agreement was made to compromise and settle the claims and disputes at issue and is not an admission of liability or any other matter by either BankTrust or Countrywide. This settlement resulted in the Company recognizing an expense of $3.520 million in the first six months of 2012.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

June 30, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$510	$0	$510	$0
Obligations of U.S. Government sponsored enterprises	213,850	0	213,850	0
Obligations of states and political subdivisions	1,279	0	1,279	0
Mortgage-backed securities	305,461	0	305,461	0
Available-for-sale securities	$521,100	$0	$521,100	$0

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	181,620	0	181,620	0
Obligations of states and political subdivisions	1,329	0	1,329	0
Mortgage-backed securities	333,751	0	333,751	0
Available-for-sale securities	$517,213	$0	$517,213	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

June 30, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$37,004	$0	$0	$37,004
Other real estate owned	$59,141	$0	$0	$59,141

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$23,234	$0	$0	$23,234
Other real estate owned	$57,387	$0	$0	$57,387

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors.  After evaluating the underlying collateral, the fair value of the impaired loans is determined and specific reserves are allocated from the allowance for loan and lease losses.  The recorded fair value reflects the loan balance less the specifically allocated reserve.  Impaired loans for which no reserve has been specifically allocated are not included in the table above.

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

Fair value measurements for impaired loans and other real estate owned include the use of external appraisals obtained annually for impaired loans and other real estate owned over $1 million.  Impaired loans and other real estate owned under $1 million require a current internal property evaluation and external appraisals are obtained biannually.  This process was implemented during the first quarter of 2012, will be completed by the end of 2012 and will be continued on an ongoing basis.  Once an appraisal has been obtained, the fair value is determined based on appraised value less estimated costs to sell.  For impaired loans that have not yet received a current appraisal, discounted appraisals less estimated costs to sell have been used to determine fair value.  Discounts have predominantly been in the range of 0% to 25%, with isolated instances up to 60%.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of June 30, 2012 and December 31, 2011.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale is primarily estimated using market prices for similar securities. For any Level 3 securities, the Company generally uses a discounted cash flow methodology. There were no Level 3 securities at June 30, 2012 or December 31, 2011.

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

 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at June 30, 2012 and December 31, 2011, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of June 30, 2012 and December 31, 2011 is summarized below.

	June 30, 2012
(In thousands)
	Carrying Value		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Estimated Fair Value
Financial assets:

Cash and due from banks	$36,584	$36,584	$36,584	$0	$0
Interest-bearing deposits	85,539	85,539	85,539	0	0
Securities available for sale	521,100	521,100	0	521,100	0
Loans and leases, net	1,166,096	1,143,676	0	0	1,143,676
Accrued interest receivable	5,967	5,967	0	5,967	0

Financial liabilities:

Deposits	$1,799,634	$1,802,672	$0	$0	$1,802,672
Short-term borrowings	20,000	20,607	0	0	20,607
FHLB advances and long-term debt	45,391	29,021	0	0	29,021
Accrued interest payable	2,803	2,803	0	2,803	0

(In thousands)	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$37,911	$37,911
Interest-bearing deposits	61,942	61,942
Securities available for sale	517,213	517,213
Loans and leases, net	1,234,893	1,213,983
Accrued interest receivable	6,227	6,227
Financial liabilities:
Deposits	$1,811,673	$1,815,613
Short-term borrowings	20,000	20,676
FHLB advances and long-term debt	70,539	54,096
Accrued interest payable	2,916	2,916

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

Note 9: Deferred Interest and Dividend Payments

As previously reported, commencing with its April 30, 2012 interest payment, the Company began deferring the payment of quarterly interest payments on both issues of junior subordinated debentures relating to its outstanding trust preferred securities, and, commencing with its May 15, 2012 dividend, the Company suspended the payment of quarterly cash dividends on its preferred stock issued to the US Treasury.  The Company continues to account for these deferred or suspended obligations.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of June 30, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest deferred on the subordinated debentures were $938 thousand and $325 thousand, respectively.

Note 10: Pending Merger with Trustmark Corporation

On May 29, 2012, BancTrust and Trustmark Corporation (“Trustmark”) announced the signing of a definitive merger agreement pursuant to which BancTrust has agreed to merge into Trustmark. Under the terms of the merger agreement, which has been approved unanimously by the Boards of Directors of BancTrust and Trustmark, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange. Trustmark will issue approximately 2,245,923 shares of its common stock for all issued and outstanding shares of BancTrust common stock.  Trustmark has agreed to repurchase the $50.0 million of BancTrust preferred stock and associated warrant issued to the U. S. Department of Treasury under the Capital Purchase Program.

The merger is expected to close during the fourth quarter of 2012 and is subject to approval by regulatory authorities and BancTrust’s shareholders, as well as certain other customary closing conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction

Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2011 and June 30, 2012 and significant changes in operations for the three- and six- month periods ended June 30, 2012 and 2011.

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

-	changes in monetary and fiscal policies of the U.S. government may adversely affect the business in which we are engaged;

-	the frequency and magnitude of foreclosure of our loans may increase;

-	the assumptions and estimates underlying the establishment of reserves for probable loan and lease losses, loan impairments and other estimates may be inaccurate;

-	competitive pressures among depository and other financial institutions may increase significantly;

-	changes in the interest rate environment may reduce margins, reduce net interest income and negatively affect funding sources;

-	competitors may have greater financial resources and develop products that enable our competitors to compete more successfully than we can compete;

-	specifically with respect to the pending Trustmark merger, such factors also include:
o	risks and uncertainties relating to the ability to obtain the requisite BancTrust shareholder approval;

o
the risk that BancTrust or Trustmark may be unable to obtain governmental and regulatory approvals required for the merger, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger;

o	the risk that a condition to closing of the merger may not be satisfied;
o	the timing to consummate the proposed merger;
o	the risk that the businesses will not be integrated successfully;
o	the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected;
o	disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; and
o	the diversion of management time on merger-related issues;

-
If the merger agreement is terminated, we may be compelled to seek additional capital to augment capital levels or ratios or improve liquidity, and capital or liquidity may not be available when needed or on favorable terms;

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

Pending Merger with Trustmark Corporation

On May 29, 2012, BancTrust and Trustmark Corporation (“Trustmark”) announced the signing of a definitive merger agreement pursuant to which BancTrust has agreed to merge into Trustmark. Under the terms of the merger agreement, which has been approved unanimously by the Boards of Directors of BancTrust and Trustmark, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange. In connection with the merger Trustmark intends to repurchase the $50.0 million of BancTrust preferred stock and associated warrant issued to the U. S. Department of Treasury under the Capital Purchase Program.

The merger is expected to close during the fourth quarter of 2012 and is subject to approval by regulatory authorities and BancTrust’s shareholders, as well as certain other customary closing conditions.

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

Throughout each year, Management conducts evaluations of our allowance for loan and lease losses and carrying value of OREO.  In conducting evaluations in the first quarter of 2012, we determined that certain factors supporting our previous assumptions used in determining fair value were no longer accurate, and that those fair value assumptions needed to be reevaluated.  The factors include:

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
●
The amount of non-performing assets carried on the Company’s books has dramatically increased, which requires the Company to either dispose of non-performing assets or raise additional capital to maintain an acceptable classified asset to capital ratio; and because we were unable to complete a capital raise transaction, our assumed time period for disposal of non-performing assets has shortened.

Because of these and other factors, the Company reevaluated its assessment of fair value of OREO and the allowance for loan and lease losses, and made significant charge offs throughout 2011.  Then, in the first quarter of 2012, in conjunction with the proposed capital raise transaction Management conducted an extensive review of the value of collateral underlying certain impaired loans and the value of OREO.  During that review, Management encountered market data from external sources that led us to conclude that, at December 31, 2011, significant discounts were needed to the carrying value of OREO and that the value of collateral underlying those impaired loans was significantly less than previously estimated.  Because our allowance for loan and lease losses is based, in part, on the value of that underlying collateral, charge offs were also needed in the allowance for loan and lease losses.

Since the majority of the Company’s impaired loans are collateral dependent, Management concluded that a material weakness existed at December 31, 2011 in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan during the first quarter of 2012 to include obtaining external appraisals and independent external appraisal reviews on all impaired loans and OREO exceeding $1 million on an annual basis, more robust internal evaluations and quarterly valuation meetings to discuss current market data and further potential impairment.  As this remediation plan gets implemented over time, we may experience volatility attributable to varying Level 3 fair value measurements of these non-performing assets.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgments are also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. Accounting principles require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgment, significant weight is given to evidence that can be objectively verified.   After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and June 30, 2012 and, accordingly, established a full valuation allowance for the net deferred tax asset.

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

Financial Condition at June 30, 2012 and December 31, 2011

Overview

Total assets at June 30, 2012 were $1.987 billion, a decrease of $45.161 million, or 2.2% from December 31, 2011. Customer deposits decreased $12.039 million, primarily in the time deposit categories. Interest-bearing deposits in other financial institutions (overnight funds) increased $23.597 million, or 38.1 percent, funded by the decrease in loans of $58.400 million. Time deposits decreased during 2012 due to our efforts to lower our cost of funds. In the first six months of 2012, we experienced growth in non-interest-bearing demand deposits and savings deposits. Interest-bearing demand deposits decreased slightly. Time deposits over $100,000 decreased by $29.316 million, due in part to our efforts to lower our cost of funds.

Our net interest margin for the first six months of 2012 increased to 3.22 percent compared to 3.18 percent for the same period last year due to lower rates paid on deposits. Average interest earning assets decreased to $1.839 billion for the six months ended June 30, 2012 from $1.960 billion for the same period in 2011 and this resulted in net interest revenue decreasing slightly to $29.425 million for the first six months of 2012 compared to $30.932 million for the same period in 2011. We estimate that our high level of non-performing assets resulted in our net interest margin for the first six months of 2012 being approximately 40 basis points lower than it would have been if these assets had been earning interest.

Loans

Total loans and leases at June 30, 2012 were down $58.400 million from December 31, 2011.  Most of the decrease was within the commercial and residential real estate portfolio, the majority of which was the result of paydowns.  Economic conditions have continued to diminish loan demand in the second quarter of 2012.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs and transfers to other real estate.

The following table shows loan and lease balances by loan type at June 30, 2012, and at the end of the four prior quarters.

	2012		2011
	June 30	March 31	Dec. 31	Sept. 30	June 30
	(In thousands)
Commercial, financial and agricultural:
Commercial and industrial	$269,376	$282,581	$278,032	$274,764	$272,134
Agricultural	1,284	1,237	1,028	2,897	3,304
Equipment leases	11,749	11,831	12,814	14,720	15,991
Total commercial, financial and agricultural	282,409	295,649	291,874	292,381	291,429
Commercial real estate:
Commercial construction, land and land development	235,280	247,231	250,859	265,215	270,703
Other commercial real estate	404,894	412,016	424,690	430,585	434,835
Total commercial real estate	640,174	659,247	675,549	695,800	705,538

Residential real estate:
Residential construction	15,349	15,829	13,509	15,328	17,968
Residential mortgage	233,017	237,244	245,180	250,477	251,043
Total residential real estate:	248,366	253,073	258,689	265,805	269,011

Consumer, installment and single pay:
Consumer	43,344	43,251	44,713	47,158	49,117
Other	4,166	5,222	6,265	6,442	8,446
Total consumer, installment and single pay	47,510	48,473	50,978	53,600	57,563

Total	1,218,459	1,256,442	1,277,090	1,307,586	1,323,541
Less unearned discount leases	(860)	(1,009)	(1,173)	(1,355)	(1,562)
Less deferred cost (unearned loan fees), net	1,050	1,057	1,132	1,145	1,170
	$1,218,649	$1,256,490	$1,277,049	$1,307,376	$1,323,149

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$199,358	$62,070	$7,948	$269,376
Agricultural	467	817	0	1,284
Equipment leases	0	11,749	0	11,749
Total commercial, financial and agricultural	199,825	74,636	7,948	282,409
Commercial real estate:
Commercial construction, land and land development	84,625	46,664	103,991	235,280
Other commercial real estate	215,085	143,322	46,487	404,894
Total commercial real estate	299,710	189,986	150,478	640,174

Residential real estate:
Residential construction	9,382	5,482	485	15,349
Residential mortgage	104,615	85,090	43,312	233,017
Total residential real estate	113,997	90,572	43,797	248,366

Consumer, installment and single pay:
Consumer	21,991	20,445	908	43,344
Other	289	3,877	0	4,166
Total consumer, installment and single pay	22,280	24,322	908	47,510
Total	$635,812	$379,516	$203,131	$1,218,459
Percent of total	52%	31%	17%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$208,113	$61,013	$8,906	$278,032
Agricultural	349	679	0	1,028
Equipment leases	0	12,814	0	12,814
Total commercial, financial and agricultural	208,462	74,506	8,906	291,874
Commercial real estate:
Commercial construction, land and land development	90,207	50,832	109,820	250,859
Other commercial real estate	219,148	155,025	50,517	424,690
Total commercial real estate	309,355	205,857	160,337	675,549

Residential real estate:
Residential construction	8,110	5,271	128	13,509
Residential mortgage	109,002	88,468	47,710	245,180
Total residential real estate	117,112	93,739	47,838	258,689

Consumer, installment and single pay:
Consumer	22,345	21,671	697	44,713
Other	379	5,886	0	6,265
Total consumer, installment and single pay	22,724	27,557	697	50,978
Total	$657,653	$401,659	$217,778	$1,277,090
Percent of total	52%	31%	17%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans decreased $8.656 million, or 3.1 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns primarily in the southern Alabama division.

Our C and I loan portfolio at June 30, 2012 was diversified over a range of industries, including manufacturing (13.8 percent), construction (12.2 percent), retail trade (10.3 percent), real estate (9.9 percent), transportation (4.6 percent), finance and insurance (4.5 percent), agriculture (4.3 percent), and health care (4.0 percent).  Approximately 74.1 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

At June 30, 2012, approximately 52.5 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures.  Management expects the economic and portfolio conditions discussed above to limit this type of lending in the immediate future, particularly in northwest Florida.

The following table shows the composition of our real estate – construction, land and land development portfolio at June 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.

	June 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$5,592	$673	$10,547	$16,812
Residential	9,382	5,482	485	15,349
Land development	39,875	26,316	53,499	119,690
Land	39,158	19,675	39,945	98,778
Other	0	0	0	0
Total	$94,007	$52,146	$104,476	$250,629
Percent of total	37%	21%	42%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$4,730	$1,016	$10,169	$15,915
Residential	8,110	5,271	128	13,509
Land development	42,864	28,687	58,812	130,363
Land	42,614	21,129	40,838	104,581
Other	0	0	0	0
Total	$98,318	$56,103	$109,947	$264,368
Percent of total	37%	21%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 42.8 percent of land and land development loans are serviced by the northwest Florida region.

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

Non-performing assets were $166.723 million at June 30, 2012 compared to $154.227 million at year-end 2011. Restructured loans on non-accrual at June 30, 2012 were $6.104 million compared to $5.296 million at December 31, 2011.  Management classifies loans as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers as a result of financial difficulty experienced by those borrowers. At June 30, 2012, we had $5.745 million in restructured loans which were accruing interest and which we consider performing.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon its plans.  The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers are unable to continue performing based on the restructured note terms.  All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of June 30, 2012 and December 31, 2011, the allowance for loan and lease losses allocated to restructured loans totaled $2.214 million and $392 thousand, respectively. The increase in the allowance allocation was attributable to declines in collateral values supporting these loans.

Non-performing loans increased to $107.582 million at June 30, 2012, from $96.840 million at December 31, 2011, as a result of nine significant relationships moving to non-accrual status during the first six months of 2012.  The allowance for loan and lease losses as a percentage of loans was 4.31 percent at June 30, 2012 compared to 3.30 percent at December 31, 2011.  Since 2007, there has been a substantial slowdown in the real estate markets across the U.S., including in the markets where we do business.  This slowdown has resulted in a substantial decrease in the value of our loans, the real estate collateral securing our loans and our OREO.  As the economy slowed, we increased our monitoring and supervision of problem loans, and Management continues to monitor these non-performing loans and other real estate loans in our portfolio.  Management also meets regularly with local Bank personnel to discuss and evaluate these non-performing loans, other potential problem loans and the overall economic conditions within our markets. Throughout 2011, Management carefully evaluated the assumptions used to estimate the fair value of our loans, the real estate collateral securing our loans and OREO, and determined that the value of certain of these assets had further deteriorated to the point that additional write downs of their fair value was warranted.  In addition, external market data received in connection with the capital raise led Management to conclude that significant additional write downs were needed in the fourth quarter of 2011 to align our fair value estimates with the applicable market.  For further information on the policies underlying our valuation of non-performing assets, refer to “Critical Accounting Policies and Estimates – Changes to Valuation of Allowance for Loan and Lease Losses and Other Real Estate Owned,” above.

In order to ensure that our estimates of fair value of non-performing assets are aligned with the market’s valuation of these assets, Management implemented an action plan during the first quarter of 2012.  Under this new plan, external appraisals on impaired loans exceeding $1 million are required on an annual basis; external appraisals on impaired loans and other real estate owned below $1 million are required on a biennial basis; external appraisal reviews on appraisals exceeding $1 million are submitted to an independent third party for review; internal evaluations are reviewed for more robust external market data; and quarterly valuation meetings are held to discuss current developments and potential further impairment.  The implementation of this action plan is targeted to be complete by the end of 2012.  Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets, as well as increases in non-performing loans. The allowance for loan and lease losses as a percentage of loans increased from 3.30 percent at December 31, 2011, to 4.31 percent at June 30, 2012.

The Company’s objective is to dispose of OREO in a timely manner while also maximizing net sales proceeds to the Company.  While there is not a set timeline for the sale of OREO, OREO is marketed through real estate brokers.  Sales are made as acceptable buyers are identified and acceptable purchase terms are negotiated.

The following table is a summary of non-performing assets at June 30, 2012 and December 31, 2011.

(Dollars in Thousands)
	June 30, 2012	December 31, 2011
Accruing loans 90 days or more past due
1-4 family residential loans	$0	$248
Total accruing loans 90 days or more past due	0	248
Restructured loans on non-accrual
Construction, land development and other land loans	2,575	2,587
1-4 family residential loans	434	435
Non-farm non-residential property loans	3,018	2,195
Commercial and industrial loans and leases	29	29
Consumer loans	48	50
Total restructured loans	6,104	5,296
Loans on non-accrual
Construction, land development and other land loans	65,200	57,291
1-4 family residential loans	18,008	17,980
Multifamily residential loans	1,677	1,700
Non-farm non-residential property loans	12,729	11,380
Commercial and industrial loans and leases	3,323	2,343
Consumer loans	541	602
Total loans and leases on non-accrual	101,478	91,296
Total non-performing loans and leases	107,582	96,840
Other real estate owned
Construction, land development and other land	43,666	46,565
1-4 family residential properties	4,338	4,118
Multifamily residential	3,151	1,817
Non-farm non-residential properties	7,986	4,887
Total other real estate owned	59,141	57,387
Total non-performing assets	$166,723	$154,227

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.02%
Total non-performing loans and leases as a percentage of loans and leases	8.83%	7.58%
Total non-performing assets as a percentage of loans, leases and other real estate owned	13.05%	11.56%

The following tables contain a summary by location of non-performing assets at June 30, 2012 and December 31, 2011.

June 30, 2012
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$17,080	$21,265	$63,820	$5,417	$107,582
Other real estate owned	7,156	19,693	24,181	8,111	59,141
Total	$24,236	$40,958	$88,001	$13,528	$166,723

December 31, 2011
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$11,090	$20,554	$63,634	$1,562	$96,840
Other real estate owned	5,105	18,683	25,710	7,889	57,387
Total	$16,195	$39,237	$89,344	$9,451	$154,227

Not included in the non-performing assets tables are potential problem loans totaling $87.448 million at June 30, 2012, with a related allowance of $11.394 million. This compares with potential problem loans of $104.589 million at December 31, 2011, with a related allowance of $7.927 million.  The decline in potential problem loans is primarily the result of loans moving to non-accrual status and foreclosures.  Potential problem loans are loans as to which Management had serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Company’s interests.

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

Loans subject to criticism through the Company’s risk grading process totaled $244.226 million at June 30, 2012, representing 20.0 percent of total loans and an increase of $7.246 million from December 31, 2011.  The range of risk grades identifies criticized loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.  The increase in criticized loans is the primary result of the downgrade of four significant relationships.

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

The geographic concentration of criticized loans in the northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in northwest Florida were comprised of land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the northwest Florida region were approximately $2.304 million, which represented 31.7 percent of total charge-offs during the first six months of 2012.  This resulted from one foreclosure and declines in collateral values.

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

The majority of criticized loans in the central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The majority of criticized construction, land, and land development loans in the central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas of Alabama, and Escambia County, Florida, which also saw significant declines in real estate values.  Total charge-offs in the central Alabama region were approximately $1.309 million, which represented 18.0 percent of total charge-offs during the first six months of 2012.  The majority of these charge-offs were related to declines in collateral values.

Total charge-offs in the southern Alabama region were approximately $3.653 million, which represented 50.3 percent of total charge-offs during the first six months of 2012.  The majority of these charge-offs were related to declines in collateral values.

The following tables show the composition of criticized loans at June 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 50.8 percent of the total criticized loans.  Approximately 50.4 percent of criticized loans are serviced by Florida, with 68.1 percent of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	June 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$28,282	$4,784	$4,035	$37,101
Residential construction	0	369	341	710
Commercial construction, land and land development	27,527	12,839	83,796	124,162
Other commercial real estate	15,051	10,045	19,100	44,196
Agricultural	25	8	0	33
Residential mortgage	12,791	8,216	15,672	36,679
Consumer	870	448	27	1,345
Total	$84,546	$36,709	$122,971	$244,226
Percent of total	35%	15%	50%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,856	$2,903	$4,080	$26,839
Residential construction	0	369	128	497
Commercial construction, land and land development	26,099	12,970	87,336	126,405
Other commercial real estate	13,396	9,251	19,646	42,293
Agricultural	25	0	0	25
Residential mortgage	13,207	9,184	17,089	39,480
Consumer	867	532	42	1,441
Total	$73,450	$35,209	$128,321	$236,980
Percent of total	31%	15%	54%	100%

We experienced an increase in total criticized loans from December 31, 2011 to June 30, 2012.  This increase was primarily attributable to downgrades of two significant relationships in the southern Alabama region.

The following tables show the composition of the criticized construction, land, and land development loans at June 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the northwest Florida region, and they are primarily land and land development loans.

	June 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,547	$10,547
Residential	0	369	341	710
Land development	14,461	10,828	44,677	69,966
Land	13,066	2,011	28,572	43,649
Total	$27,527	$13,208	$84,137	$124,872
Percent of total	22%	11%	67%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,169	$10,169
Residential	0	369	128	497
Land development	16,909	11,023	49,715	77,647
Land	9,190	1,947	27,452	38,589
Total	$26,099	$13,339	$87,464	$126,902
Percent of total	21%	10%	69%	100%

Total criticized construction, land, and land development loans decreased $2.030 million from December 31, 2011 to June 30, 2012, primarily due to charge-offs.

The allowance for loan and lease losses represented 48.85 percent of non-performing loans and leases at June 30, 2012, and 43.53 percent of non-performing loans and leases at December 31, 2011. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 4.31 percent at June 30, 2012, and 3.30 percent at December 31, 2011.  At December 31, 2011, the unallocated reserve portion of the allowance for loan and lease losses was $5.428 million.  The level of impaired loans with no reserves declined from $65.874 million at December 31, 2011 to $43.459 million at June 30, 2012.  Approximately $4.014 million of the unallocated reserve was used during the first six months of 2012 primarily as a result of the significant decline in the level of impaired loans with no reserves.

Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at June 30, 2012 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings, changes in borrowers' financial conditions, or further declines in collateral values, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $8.656 million, or 3.1 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns primarily in the southern division. This portfolio still accounts for 22.1 percent of our loan portfolio.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.284 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $256 thousand, or 24.9 percent, from December 31, 2011 to June 30, 2012, as a result of new loan activity primarily in the central division.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $1.065 million from December 31, 2011 to June 30, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $15.579 million, or 6.2 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $19.796 million, or 4.7 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns, charge-offs, and foreclosures.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences whereby the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $1.840 million, or 13.6 percent, from December 31, 2011 to June 30, 2012, primarily as a result of increased loan activity with local builders in the southern Alabama division.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $12.163 million, or 5.0 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $1.369 million, or 3.1 percent, from December 31, 2011 to June 30, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $2.099 million, or 33.5 percent, from December 31, 2011 to June 30, 2012, as a result of paydowns.

The following table shows a more detailed risk profile of the loan and lease portfolio by breaking down the loan and lease categories described above into more specific categories of loans and leases and showing the related percentage of non-performing loans at June 30, 2012 and December 31, 2011 for each specific category.  Commercial real estate continued to be our largest loan category at June 30, 2012, comprising 52.5 percent of total loans.  Commercial real estate also represented the majority of non-performing loans at 78.8 percent, with approximately 63.3 percent of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in the Florida panhandle market, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	June 30, 2012		December 31, 2011
	Loans and Leases as a Percentage of Total Loans Outstanding	Non- performing Loans and Leases as a Percentage of Total Non- performing Loans	Loans and Leases as a Percentage of Total Loans Outstanding	Non- performing Loans and Leases as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.6%	2.1%	1.8%
Churches	1.9%	0.0%	1.6%	0.0%
Hotels	5.4%	2.2%	5.3%	1.6%
Office buildings	6.3%	4.2%	6.7%	3.9%
Shopping centers	3.8%	3.2%	3.7%	3.6%
Warehouses	3.3%	2.1%	3.1%	1.6%
Convenience stores	2.1%	1.0%	2.2%	0.4%
Healthcare	1.1%	0.0%	1.0%	0.0%
Commercial development	1.4%	0.0%	1.2%	0.0%
Other owner-occupied commercial real estate	3.9%	0.8%	4.2%	0.9%
Other commercial real estate	2.4%	0.4%	2.5%	1.3%
Total Investment Property	33.7%	15.5%	33.6%	15.1%

Land acquisition & development	9.8%	33.6%	10.2%	34.8%
Vacant land/non-development	6.6%	24.7%	6.5%	21.3%
Vacant land/future development	1.1%	4.3%	1.2%	5.2%
Farmland & timberland	1.3%	0.7%	1.3%	0.8%
Total Land Portfolio	18.8%	63.3%	19.2%	62.1%

Total Commercial Real Estate	52.5%	78.8%	52.8%	77.2%

Commercial & Industrial Portfolio	22.2%	3.1%	21.8%	2.5%
Total Commercial and Industrial Loans	22.2%	3.1%	21.8%	2.5%

Home equity	3.8%	0.9%	3.8%	1.0%
1-4 family construction	1.3%	0.5%	1.1%	0.5%
Residential mortgages	15.3%	16.2%	15.4%	18.1%
Total 1-4 Family Properties	20.4%	17.6%	20.3%	19.6%
Consumer loans	3.6%	0.5%	3.5%	0.7%
Total Retail	24.0%	18.1%	23.8%	20.3%

Agricultural loans	0.1%	0.0%	0.1%	0.0%
Other loans	0.3%	0.0%	0.5%	0.0%
Lease financing	0.9%	0.0%	1.0%	0.0%

TOTAL LOAN AND LEASE PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At June 30, 2012, the composition of the investment portfolio by carrying amount was 0.10 percent U.S. Treasuries, 41.04 percent securities of U.S. government-sponsored enterprises, 0.25 percent securities of state and political subdivisions, and 58.61 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise (“GSE”) securities. The tax-equivalent yield of the portfolio was 2.29 percent at June 30, 2012 and 2.32 percent at December 31, 2011. The average life of the portfolio at June 30, 2012 and December 31, 2011, was 7.34 years and 7.16 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. At June 30, 2012, our securities available-for-sale had a net unrealized gain of $4.108 million, an increase of $204 thousand from our net unrealized gain of $3.904 million at December 31, 2011. During the first six months of 2012, we sold available-for-sale securities which resulted in a realized gain of $1.966 million.

The Company recorded impairment charges related to potential credit loss of $400 thousand during 2009 and $200 thousand in 2011 on our only non-U.S. GSE mortgage-backed security. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $2.768 million and an unrealized loss of $596 thousand at June 30, 2012, after all cumulative other-than-temporary impairment charges. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of June 30, 2012 with the other-than-temporary impairment charges the Company took during 2009 and in 2011. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits decreased from $1.812 billion at December 31, 2011 to $1.800 billion at June 30, 2012, a decrease of $12.039 million, or 0.7 percent. Total deposits were lower in the most recent quarter compared with the prior year due to our efforts to reduce our exposure to large certificates of deposit and to improve our net interest margin by lowering the rates we pay on deposits. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $8.240 million. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100,000 to $250,000 per depositor and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the second quarter of 2012 we had $25.000 million in Federal Home Loan Bank ("FHLB") advances mature and, due to our strong liquidity position, we did not replace these funds with similar non-core funding sources.  At June 30, 2012, we had no brokered time deposits other than $43.401 million of CDARS brokered time deposits, which we consider core deposits, compared to $35.145 million of CDARS time deposits at December 31, 2011.

The table below shows the breakdown of deposits at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Non-Interest-Bearing Demand Deposits	$288,917	$257,169
Interest-Bearing Demand Deposits	554,270	558,199
Savings Deposits	146,018	136,281
Large Denomination Time Deposits (of $100 or more)	427,513	447,792
Other Time Deposits	382,916	412,232
Total Deposits	$1,799,634	$1,811,673

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of June 30, 2012, our debt consisted of advances from the FHLB of $10.510 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities, and $860 thousand of other long-term debt. We had $25.000 million in FHLB advances mature in the second quarter of 2012, which we paid-off and did not replace. All other amounts are relatively unchanged from December 31, 2011.

As of June 30, 2012, the only short-term borrowing we had is the Silverton Note which is secured by the stock of our subsidiary bank.  In 2007, we obtained a $38 million three-year term loan which we used to finance a portion of the purchase price for a significant acquisition.  In December 2008, we prepaid $18 million of the loan, leaving a $20 million outstanding principal balance.  The lender has, at our request, agreed several times to extend the maturity and alter the repayment schedule of this loan.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the loan.  On March 28, 2012, we entered into an agreement to again modify the terms of the Silverton Note.  The modification relieves the Company from having to make any principal payments under the note prior to maturity, which is April 16, 2013, or such earlier date as the Company completes a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the note.  The modification also required the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the modification of the loan documents. The Company made the quarterly interest payment due April 15, 2012 and deposited the funds to an escrow account for the remaining three interest payments due before the maturity of the note. There is currently no default under any of the terms of this loan.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On May 28, 2012, we entered into an Agreement and Plan of Reorganization with Trustmark, pursuant to which we have agreed, subject to shareholder and regulatory approval and other customary closing conditions, to be acquired by Trustmark. Any further renewal or extension of the Silverton Note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

Capital Resources

Our shareholders’ equity as a percentage of total assets at June 30, 2012 was 5.21 percent, a decrease from 5.62 percent at December 31, 2011 due to our net loss in the first six months of 2012.

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

Our Tier 1 capital, the components of which are listed in the following table, was $137.752 million at June 30, 2012 and $149.248 million at December 31, 2011.  Our Tier 2 capital consists of the allowable portion of the allowance for loan losses, which was $17.426 million at June 30, 2012 and $18.100 million at December 31, 2011.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $155.178 million at June 30, 2012, and $167.348 million at December 31, 2011.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 10.14 percent and 11.42 percent, respectively, at June 30, 2012, and 10.48 percent and 11.75 percent, respectively, at December 31, 2011.  Both the June 30, 2012 and December 31, 2011 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At June 30, 2012 the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At June 30, 2012, the Bank’s capital ratios exceeded all three of these target ratios with a Tier 1 leverage capital ratio of 8.02 percent, a Tier 1 Capital to risk-weighted assets ratio of 11.77 percent and a total capital to risk-weighted assets ratio of 13.06 percent.

The components of the Company’s risk-based capital calculations at June 30, 2012 are shown below:

June 30, 2012
(Dollars in thousands)
Tier 1 capital-
Preferred stock	$49,039
Allowable common shareholders' equity	55,713
Debt related to issuance of trust preferred securities	33,000
Total Tier 1 capital	137,752

Tier 2 capital-Allowable portion of the allowance for loan losses	17,426
Total capital (Tiers 1 and 2)	$155,178

Risk-weighted assets	$1,358,932
Quarterly average assets	2,001,569
Risk-based capital ratios:
Tier 1 capital ratio	10.14%
Total capital ratio (Tiers 1 and 2)	11.42%

The Company did not declare a dividend on its common stock in the first six months of 2012. During the first quarter of 2012, the Company determined that it would cease paying dividends on its preferred stock for the near future.  Until the preferred stock dividends are brought current, we may not declare a dividend on our common stock.  If the dividend on the preferred stock is not paid for an aggregate of six dividend periods (six fiscal quarters), whether or not consecutive, the number of directors on the Company’s Board of Directors automatically increases by two, and the U.S. Treasury, the holder of our preferred stock, will elect two new directors to the Board of Directors.  The directors elected by the Treasury will continue to serve until all accrued and unpaid dividends on the preferred stock are paid.

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

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $392.699 million at June 30, 2012, an increase from $362.824 million at December 31, 2011 due primarily to the increase in our securities available for sale. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 19.77 percent of total assets at June 30, 2012, and 17.86 percent at December 31, 2011.  The net change in cash and cash equivalents for the six-month period ended June 30, 2012 was a decrease of $1.327 million, or 3.5 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $67.975 million at June 30, 2012, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2012 and did not borrow federal funds in 2011 or 2010.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. BancTrust has no cash or liquidity available to it other than dividends from the Bank.  The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay dividends in the amount of $2.1 million to BancTrust in 2011, and we were, through February 15, 2012, able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  However, on March 21, 2012, we announced that we determined that it is in the best interests of the Company and its shareholders to defer future interest payments on the Company’s two outstanding series of trust preferred securities.  This deferral is permitted under the applicable indentures for both series of trust preferred securities for up to five years without penalty or default.  BancTrust will also cease to declare and make future dividend payments on its preferred stock held by the U.S. Treasury.  This is also a permitted deferral.  We have $810 thousand in quarterly interest payments due over the next approximately 12 months on our $20 million Silverton Note to the FDIC as Receiver for Silverton Bank, N.A.  We obtained the necessary regulatory approvals to enable a dividend from the Bank to the holding company to allow the holding company to establish a escrow reserve to fund these payments.  This loan matures in April of 2013.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On May 28, 2012, we entered into an Agreement and Plan of Reorganization with Trustmark, pursuant to which we have agreed, subject to shareholder and regulatory approval and other customary closing conditions, to be acquired by Trustmark.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Income

The Company recorded a net loss to common shareholders of $12.750 million, or $0.71 per basic and diluted common share, during the second quarter of 2012, compared to net income to common shareholders in the second quarter of 2011 of $35 thousand, or $0.00 per basic and diluted common share. Net loss before the preferred stock dividend was $11.969 million in the second quarter of 2012 compared to net income before the preferred dividend of $806 thousand in the second quarter of 2011. The loss in the second quarter of 2012 was caused primarily by the $13.700 million provision for loan and lease losses.

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

Quarterly average interest-earning assets decreased to $1.837 billion for the second quarter of 2012 from $1.962 billion in the second quarter of 2011, a decrease of $125.266 million, or 6.4 percent. This decrease was primarily a result of the decrease in deposits and FHLB advances. Our quarterly net interest margin was 3.14 percent for the second quarter of 2012 compared to 3.23 percent for the second quarter of 2011. Net interest revenue decreased by $1.414 million, or 9.0 percent, from the second quarter of 2011 to the second quarter of 2012. The decrease in net interest margin and net interest revenue was due primarily to the decrease in average loans. We estimate that non-performing assets resulted in our net interest margin being approximately 40 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended June 30, 2012 and 2011.

(Dollars in Thousands)	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid

Interest-earning assets:
Taxable securities	$497,644	2.22%	$2,742	$536,946	2.73%	$3,655
Non-taxable securities	1,278	4.48	14	2,189	4.58	25
Total securities	498,922	2.22	2,756	539,135	2.74	3,680
Loans and leases(1)	1,244,122	4.82	14,904	1,346,735	5.04	16,917
Interest-bearing deposits	93,953	0.27	62	76,393	0.22	43
Total interest-earning assets	1,836,997	3.88	17,722	1,962,263	4.22	20,640

Non-interest-earning assets
Cash and due from banks	34,467			34,840
Premises and equipment, net	70,368			74,384
Other real estate owned, net	60,313			86,629
Other assets	45,092			56,456
Intangible assets, net	3,214			4,234
Allowance for loan and leases losses	(45,815)			(47,813)
Total assets	$2,004,636			$2,170,993

Interest-bearing liabilities:
Interest-bearing demand deposits	$ 550,599	0.39%	$535	$530,644	0.43%	$566
Savings deposits	143,048	0.36	127	139,815	0.40	138
Time deposits	814,613	0.93	1,889	955,870	1.43	3,417
Short-term borrowings	20,000	8.37	416	20,000	5.29	264
FHLB advances and long-term debt	66,292	2.45	403	90,798	2.16	489
Total interest-bearing liabilities	1,594,552	0.85	3,370	1,737,127	1.13	4,874
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	282,784			250,490
Other liabilities	14,789			16,449
Total non-interest bearing liabilities	297,573			266,939

Common shareholders’ equity	63,573			118,592
Preferred stock	48,938			48,335
Shareholders’ equity	112,511			166,927
Total	$2,004,636			$2,170,993
Net interest revenue		3.03%	$14,352		3.09%	$15,766
Net yield on interest-earning assets		3.14%			3.23%
Tax equivalent adjustment		0.00			0.00
Net yield on interest- earning assets (tax equivalent)		3.14%			3.23%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See " Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses " above.  Net charge-offs in the second quarter of 2012 were $4.232 million compared to $10.432 million in the same period in 2011. The provision for loan and lease losses was $13.700 million in the second quarter of 2012, compared to $5.000 million for the comparable period in 2011. A remediation plan implemented by BancTrust during the second quarter to address impaired loans requires additional external appraisals and independent appraisal reviews for all impaired loans over $1 million.  The implementation of this action plan is targeted to be complete by the end of 2012.  Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets as well as increases in non-performing loans.  The allowance for loan and lease losses as a percentage of loans, net of unearned income, increased from 3.30 percent at December 31, 2011, to 4.31 percent at June 30, 2012.

Non-Interest Revenue and Expense

Non-interest revenue was $4.719 million for the second quarter of 2012, a decrease of $370 thousand from the second quarter of 2011. Net securities gains decreased $215 thousand in the second quarter of 2012 compared to the same period in 2011. Service charges on deposit accounts decreased $69 thousand, or 4.6 percent, from $1.486 million for the second quarter of 2011 to $1.417 million for the same period in 2012. Trust revenue in the second quarter of 2012 was $945 thousand compared to $1.045 million for the same period in 2011. Trust assets were $861.230 million at June 30, 2012 compared to $860.597 million at June 30, 2011.

Salary and employee benefit expense in the second quarter of 2012 was $6.604 million, a decrease of $301 thousand from the same period in 2011. Full time equivalent employees decreased from 547 at June 30, 2011 to 514 at June 30, 2012.

Net occupancy expense was $1.822 million in the second quarter of 2012, an increase of $369 thousand, or 25.4 percent from the same period in 2011. The increase is due primarily to rent expense of our new corporate headquarters. In 2011, we combined our corporate headquarters and our Mobile, Alabama operations department into our new corporate headquarters. We expect our net occupancy expense to decrease from its current level once we have sold our operations building. Furniture and equipment expense decreased by $6 thousand, or 0.7 percent. At June 30, 2012, the Company was operating in 49 branches compared to 50 at June 30, 2011.
Intangible amortization decreased to $225 thousand for the quarter ended June 30, 2012 from $292 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value.  We recorded no losses on other real estate owned in the second quarter of 2012, compared to $553 thousand in the second quarter of 2011.  The write-downs of other real estate owned in the fourth quarter of 2011 established lower carrying values reflective of market conditions. If real estate values decline, additional losses on other real estate may occur in future periods. Other real estate owned carrying cost decreased $12 thousand from $407 thousand in the second quarter of 2011 to $395 thousand in the second quarter of 2012. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $661 thousand for the quarter ended June 30, 2012, compared to $1.029 million for the same period in 2011, reflecting the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Early in 2012, we ended our efforts to recapitalize the Company as an independent entity and began working towards a strategic merger. Expenses related to the abandoned recapitalization and to our proposed merger with Trustmark were $402 thousand for the second quarter of 2012. There were no such expense the second quarter of 2011. These costs consist primarily of attorney and investment advisor fees.

On July 2, 2012, BankTrust entered into a Final Settlement Agreement (the “Agreement”) with Countrywide Home Loans, Inc. (“Countrywide”). Pursuant to the Agreement, BankTrust paid Countrywide $3.520 million as full and final settlement of any and all claims and disputes related to mortgage loans sold by BankTrust or its predecessors in interest to Countrywide prior to July 2, 2012 pursuant to loan purchase agreements between BankTrust, or its predecessors in interest, and Countrywide. The Agreement contains a mutual release whereby BankTrust and Countrywide fully, finally and completely release each other and their respective related parties from any claims and disputes related to the mortgage loans transferred by BankTrust or its predecessors in interest to Countrywide. The Agreement was made to compromise and settle the claims and disputes at issue and is not an admission of liability or any other matter by either BankTrust or Countrywide. This settlement resulted in our recognizing an expense of $3.520 million in the second quarter of 2012. We are not aware of any other material potential repurchase commitments.

Other expense was $2.293 million for the quarter ended June 30, 2012, an increase of $6 thousand from the second quarter of 2011. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax benefit was $700 thousand for the second quarter of 2012, compared to income tax expense of $327 thousand for the same period in 2011. The benefit in 2012 was due to the reversal of reserves previously established for our uncertain tax positions. These positions have been resolved. In 2011, the Company established a valuation allowance for the full amount of its deferred tax asset.

Six Months Ended June 30, 2012 and 2011

Net Income

The Company recorded a net loss to common shareholders of $12.892 million, or $0.72 per basic and diluted common share, during the first six months of 2012, compared to net income to common shareholders in the first six months of 2011 of $286 thousand, or $0.02 per basic and diluted common share. The net loss before the preferred stock dividend was $11.333 million in the first six months of 2012 compared to net income before the preferred dividend of $1.826 million in the first six months of 2011. The loss in the first six months of 2012 was caused primarily by the $13.700 million provision for loan and lease losses.

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

Average interest-earning assets decreased to $1.839 billion for the first six months of 2012 from $1.960 billion in the same period in 2011, a decrease of $121.653 million, or 6.2 percent. This decrease was primarily a result of the decreases in time deposits and FHLB advances. The decrease in average interest-earning assets resulted in a decrease in net interest revenue of $1.507 million, or 4.9 percent, from the first six months of 2011 to the first six months of 2012. Our net interest margin for the first six months of 2012 was 3.22 percent compared to 3.18 percent for the same period in 2011. The increase in net interest margin was due primarily to our efforts to reduce the cost of our interest-bearing liabilities. We estimate that non-performing assets resulted in our net interest margin being approximately 40 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

(Dollars in Thousands)	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid

Interest-earning assets:
Taxable securities	$494,472	2.24%	$5,500	$505,738	2.75%	$6,908
Non-taxable securities	1,295	4.49	29	2,295	4.74	54
Total securities	495,767	2.24	5,529	508,033	2.76	6,962
Loans and leases(1)	1,258,276	4.88	30,555	1,357,557	5.04	33,925
Interest-bearing deposits	84,554	0.24	99	94,660	0.24	115
Total interest-earning assets	1,838,597	3.96	36,183	1,960,250	4.22	41,002

Non-interest-earning assets
Cash and due from banks	34,487			35,252
Premises and equipment, net	70,695			74,811
Other real estate owned, net	58,855			85,106
Other assets	46,452			58,761
Intangible assets, net	3,327			4,381
Allowance for loan and leases losses	(44,891)			(48,586)
Total assets	$2,007,522			$2,169,975

Interest-bearing liabilities:
Interest-bearing demand deposits	$553,005	0.39%	$1,078	$528,445	0.44%	$1,152
Savings deposits	141,305	0.36	254	139,191	0.41	281
Time deposits	823,886	0.96	3,937	965,871	1.49	7,145
Short-term borrowings	20,000	6.73	669	20,000	5.18	514
FHLB advances and long-term debt	68,406	2.41	820	91,786	2.15	978
Total interest-bearing liabilities	1,606,602	0.85	6,758	1,745,293	1.16	10,070
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	272,336			242,836
Other liabilities	14,830			16,486
Total non-interest bearing liabilities	287,166			259,322

Common shareholders’ equity	64,894			117,097
Preferred stock	48,860			48,263
Shareholders’ equity	113,754			165,360
Total	$2,007,522			$2,169,975
Net interest revenue		3.11%	$29,425		3.06%	$30,932
Net yield on interest-earning assets		3.22%			3.18%
Tax equivalent adjustment		0.00			0.00
Net yield on interest-earning assets (tax equivalent)		3.22%			3.18%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first six months of 2012 were $6.903 million compared to $16.152 million in the same period in 2011. The provision for loan and lease losses was $17.300 million in the first six months of 2012, compared to $8.500 million for the comparable period in 2011. A remediation plan implemented by BancTrust during the second quarter to address impaired loans requires additional external appraisals and independent appraisal reviews for all impaired loans over $1 million.  The implementation of this action plan is targeted to be complete by the end of 2012.  Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets as well as increases in non-performing loans.  The allowance for loan and lease losses as a percentage of loans, net of unearned income, increased from 3.30 percent at December 31, 2011, to 4.31 percent at June 30, 2012.

Non-Interest Revenue and Expense

Non-interest revenue was $10.159 million for the first six months of 2012, an increase of $233 thousand from the first six months of 2011. Net securities gains increased $603 thousand in the first six months of 2012 compared to the same period in 2011. Service charges on deposit accounts decreased $114 thousand, or 3.8 percent, from $3.025 million for the first six months of 2011 to $2.911 million for the same period in 2012.  Monthly maintenance fees on checking accounts decreased $68 thousand, and the fees we charge our customers for using ATMs not owned by us decreased $45 thousand. We have been experiencing a decline in insufficient funds (“NSF”) fees for several years, but this trend has moderated in recent quarters, and we experience a small increase for the six months ended June 30, 2012 as compared to the same period last year. Trust revenue in the first six months of 2012 was $1.869 million compared to $2.090 million for the same period in 2011. Trust assets were $861.230 million at June 30, 2012 compared to $860.597 million at June 30, 2011.

Salary and employee benefit expense for the first six months of 2012 was $13.486 million, a decrease of $616 thousand from the first six months of 2011. Full time equivalent employees decreased from 547 at June 30, 2011 to 514 at June 30, 2012.

Net occupancy expense was $3.257 million in the first six months of 2012, an increase of $302 thousand from the same period in 2011. The increase was primarily due to costs of our new main office. In 2011, we combined our corporate headquarters and our Mobile, Alabama operations department into our new corporate headquarters. We expect our net occupancy expense to decrease from its current level once we have sold our operations building. Furniture and equipment expense decreased by $71 thousand, or 4.1 percent, primarily as a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and of decreased maintenance cost. At June 30, 2012, the Company was operating in 49 branches compared to 50 at June 30, 2011.

Intangible amortization decreased to $451 thousand for the six months ended June 30, 2012 from $584 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value.  We recorded no losses on other real estate owned in the first six months of 2012, compared to $726 thousand in the same period in 2011.  The write-downs of other real estate owned in the fourth quarter of 2011 established lower carrying values reflective of market conditions. If real estate values decline, additional losses on other real estate may occur in future periods. Other real estate owned carrying cost increased $92 thousand from $961 thousand in the first six months of 2011 to $1.053 million in the first six months of 2012. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $1.344 million for the six months ended June 30, 2012, compared to $2.172 million for the same period in 2011, reflecting the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Early in 2012, we ended our efforts to recapitalize the Company as an independent entity and began working towards a strategic merger. Expenses related to the abandoned recapitalization and to our proposed merger with Trustmark were $2.367 million for the first six months of 2012. There were no such expenses during the first six months of 2011. These costs consist primarily of attorney and investment advisor fees.

On July 2, 2012, BankTrust entered into a Final Settlement Agreement (the “Agreement”) with Countrywide Home Loans, Inc. (“Countrywide”). Pursuant to the Agreement, BankTrust paid Countrywide $3.520 million as full and final settlement of any and all claims and disputes related to mortgage loans sold by BankTrust or its predecessors in interest to Countrywide prior to July 2, 2012 pursuant to loan purchase agreements between BankTrust, or its predecessors in interest, and Countrywide. The Agreement contains a mutual release whereby BankTrust and Countrywide fully, finally and completely release each other and their respective related parties from any claims and disputes related to the mortgage loans transferred by BankTrust or its predecessors in interest to Countrywide. The Agreement was made to compromise and settle the claims and disputes at issue and is not an admission of liability or any other matter by either BankTrust or Countrywide. This settlement resulted in our recognizing an expense of $3.520 million in the first six months of 2012. We are not aware of any other material potential repurchase commitments.

Other expense was $4.727 million for the six months ended June 30, 2012, a decrease of $115 thousand from the first six months of 2011. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax benefit was $672 thousand for the first six months of 2012, compared to income tax expense of $380 thousand for the same period in 2011. The benefit in 2012 was due to the reversal of reserves previously established for our uncertain tax positions. These positions have been resolved. In 2011, the Company established a valuation allowance for the full amount of its deferred tax asset.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2011 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At June 30, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at June 30, 2012 was $19.902 million, and that sum represents the Company's maximum credit risk under these arrangements. At June 30, 2012, the Company had $199 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Company minimizes risk by managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2011 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2012. Through June 30, 2012, Management has not utilized derivatives as a part of this process, but it may do so in the future.

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

Upon making this determination, the Company implemented remedial measures in the second quarter of 2012 to cure this material weakness; however, as of June 30, 2012, the elapsed time has been insufficient to conclude that the material weakness has been remediated. Initial testing of the remediation plan indicated that Management has made significant progress through June 30, 2012. The remediation will continue to be tested during the third and fourth quarters of 2012 in conjunction with the implementation of the plan. Management has targeted the implementation of these remedial measures to be complete by December 31, 2012.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon that evaluation and as of the end of the period covered by this Report, and considering the material weakness as discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are being remediated to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Controls

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the valuation, documentation, and review of impaired loans and other real estate owned as of December 31, 2011.

Other than the remediation plan for the material weakness discussed below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Immediately following management’s identification of the above-referenced material weakness, Management took steps to remediate the material weakness.  These ongoing efforts include the following:

●
External appraisals are now required on all impaired loans and other real estate owned equal to or exceeding $1 million on an annual basis; external appraisals are now required on all impaired loans and other real estate owned below $1 million on a biennial basis;

●
All external appraisals required on an annual basis (but not those required on a biennial basis) are submitted for independent third party review to ensure reasonableness of the underlying appraisal assumptions;

●
When external appraisals are not required for impaired loans and other real estate owned because they are below the dollar threshold, internal evaluations are conducted and periodically reviewed to ensure external market data and proprietary data, if available, are adequately documented; and

●
Management has implemented a quarterly valuation meeting between the Special Assets Group, Loan Review and Risk Management to discuss current developments and market conditions that might indicate a potential impairment has occurred and to ensure that there is adequate documentation of the consideration for recording a potential impairment if it is probable that a loss has been incurred.

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2011 and again as of March 31, 2012 and June 30, 2012.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before Management is able to conclude that the material weakness has been remediated.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves risk. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-Q and information incorporated by reference in this Form 10-Q, including our consolidated financial statements and related notes. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline and shareholders could lose part or all of their investment. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in our forward-looking statements.

The pending Trustmark merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may negatively impact BancTrust.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the BancTrust shareholders. If any condition to the merger is not satisfied or, where permitted, waived, the merger will not be completed. In addition, Trustmark and/or BancTrust may terminate the merger agreement under certain circumstances even if the merger is approved by BancTrust’s shareholders.

If the merger agreement is terminated, there may be various consequences. For example, BancTrust’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger and the restrictions on BancTrust’s ability to do so under the merger agreement, without realizing any of the anticipated benefits of completing the merger, or the market price of BancTrust common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, termination of the merger agreement would increase the possibility of adverse regulatory actions which could adversely affect BancTrust’s business. If the merger agreement is terminated and BancTrust’s board of directors seeks another merger or business combination, BancTrust shareholders cannot be certain that BancTrust will be able to find a party willing to pay the equivalent or greater consideration than that which Trustmark has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by BancTrust’s board of directors, BancTrust may be required to pay Trustmark a termination fee of $5 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended June 30, 2012 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
04/01/12-04/30/12	28,300	$2.07	0	229,951
05/01/12-05/31/12	2,528	$2.08	0	229,951
06/01/12-06/30/12	0	$0.00	0	229,951
Total	30,825	$2.08	0	229,951

__________________
(1)	30,825 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
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

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at June 30, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2012, and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2012, and June 30, 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2012 and 2011, (vi) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2012 and 2011, (vii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011, and (viii) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1  As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

August 14, 2012	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

August 14, 2012	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i)  Unaudited Condensed Consolidated Statements of Condition at June 30, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2012, and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2012, and June 30, 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2012 and 2011, (vi) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2012 and 2011, (vii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and June 30, 2011, and (viii) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1  As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.