Form 10-Q
period 2012-09-30
BANCTRUST FINANCIAL GROUP INC
filed 2012-11-13
CIK 783739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012 or

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
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer ____	Smaller reporting company X
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____   No    X

Shares of common stock ($0.01 par) outstanding at November 8, 2012: 17,966,308

i

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10 - Q

ii

PART I. FINANCIAL INFORMATION
BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(Dollars and shares in thousands, except per share amounts)	September 30, 2012	December 31, 2011
ASSETS
Cash and Due from Banks	$37,349	$37,911
Interest-Bearing Deposits in Other Financial Institutions	123,408	61,942
Securities Available for Sale, at Fair Value	497,606	517,213
Loans Held for Sale	2,708	2,021

Loans and Leases	1,181,733	1,275,028
Allowance for Loan and Lease Losses	(57,435)	(42,156)
Loans and Leases, Net	1,124,298	1,232,872

Premises and Equipment, Net	69,259	71,298
Accrued Income Receivable	5,703	6,227
Other Intangible Assets	2,841	3,519
Cash Surrender Value of Life Insurance	18,045	17,654
Other Real Estate Owned	53,750	57,387
Other Assets	19,555	23,833
Total Assets	$1,954,522	$2,031,877

LIABILITIES
Non-Interest-Bearing Demand Deposits	$281,033	$257,169
Interest-Bearing Demand Deposits	581,589	558,199
Savings Deposits	149,343	136,281
Large Denomination Time Deposits (of $100 or more)	403,237	447,792
Other Time Deposits	365,293	412,232
Total Deposits	1,780,495	1,811,673
Short-Term Borrowings	20,000	20,000
Federal Home Loan Bank Advances and Long-Term Debt	45,326	70,539
Other Liabilities	15,226	15,383
Total Liabilities	1,861,047	1,917,595

SHAREHOLDERS' EQUITY
Preferred Stock - No Par Value, 500 Shares Authorized, 50 Shares
Outstanding in 2012 and 2011	49,198	48,730
Common Stock – Par Value $0.01 Per Share, 100,000 Shares
Authorized, Shares Issued: 2012- 18,217; 2011-18,210	182	182
Additional Paid in Capital	194,641	194,636
Accumulated Other Comprehensive Loss, Net	(4,836)	(5,172)
Deferred Compensation Payable in Common Stock	1,011	949
Accumulated Deficit	(143,302)	(121,686)
Treasury Stock of 256 Common Shares in 2012 and 2011, at Cost	(2,408)	(2,408)
Common Stock Held in Grantor Trust, 228 Shares in 2012 and
182 Shares in 2011	(1,011)	(949)
Total Shareholders' Equity	93,475	114,282
Total Liabilities and Shareholders' Equity	$1,954,522	$2,031,877

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)	Three Months Ended September 30,
	2012	2011
Interest Revenue:
Loans and Leases	$13,780	$16,855
Securities Available for Sale:Taxable	2,390	3,294
Non-Taxable	12	19
Other	52	45
Total Interest Revenue	16,234	20,213

Interest Expense:
Deposits	2,224	3,729
Short-Term Borrowings	421	277
FHLB Advances and Long-Term Debt	343	400
Total Interest Expense	2,988	4,406

Net Interest Revenue	13,246	15,807
Provision for Loan and Lease Losses	9,500	6,000
Net Interest Revenue after Provision for Loan and Lease Losses	3,746	9,807

Non-Interest Revenue:
Service Charges on Deposit Accounts	1,449	1,581
Trust Income	873	945
Securities Gains	1,117	1,086
Total impairment losses on securities	0	(772)
Portion of loss recognized in other comprehensive income	0	722
Net impairment losses recognized in earnings	0	(50)
Other Income	1,640	1,711
Total Non-Interest Revenue	5,079	5,273

Non-Interest Expense:
Salaries	5,018	5,314
Pensions and Employee Benefits	1,613	1,492
Net Occupancy Expense	1,754	1,567
Furniture and Equipment Expense	810	862
Intangible Amortization	226	292
Losses on Other Real Estate Owned	3,464	1,461
Losses (Gains) on Repossessed and Other Assets	199	(1)
ATM Processing Expense	255	236
FDIC Assessments	675	356
Telephone and Data Line Expense	446	467
Legal Expense	1,014	240
Other Real Estate Carrying Cost Expense	536	438
Merger/Capital Raise Costs	16	0
Other Expense	2,301	2,442
Total Non-Interest Expense	18,327	15,166

Loss Before Income Taxes	(9,502)	(86)
Income Tax (Benefit) Expense	0	(117)
Net (Loss) Income	(9,502)	31
Effective Preferred Stock Dividend	792	774
Net Loss to Common Shareholders	$(10,294)	$(743)
Basic Loss Per Common Share	$(0.57)	$(0.04)
Diluted Loss Per Common Share	$(0.57)	$(0.04)
Weighted-Average Common Shares Outstanding – Basic	17,961	17,953
Weighted-Average Common Shares Outstanding – Diluted	17,961	17,953

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
(in thousands)	September 30,
	2012	2011

Net (loss) income	$(9,502)	$31

Other comprehensive income (loss), net of taxes:

Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $0 and $308, respectively	0	(514)
Less: reclassification adjustment of credit portion included in net income, net of taxes of $0 and ($19), respectively	0	31
Net noncredit portion of other-than-temporary impairment losses	0	(483)

Recognized pension net periodic benefit cost, net of taxes of $0 and ($41), respectively	298	69

Less reclassification adjustments for gains included in net income, net of taxes of $0 and $407, respectively	(1,117)	(679)

Net change in fair value of securities available for sale, net of taxes of $0 and $(1,597), respectively	317	2,663
Other comprehensive (loss) income	(502)	1,570
Comprehensive (loss) income	$(10,004)	$1,601

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)	Nine Months Ended September 30,
	2012	2011
Interest Revenue:
Loans and Leases	$44,335	$50,780
Securities Available for Sale:Taxable	7,890	10,202
Non-Taxable	41	73
Other	151	160
Total Interest Revenue	52,417	61,215

Interest Expense:
Deposits	7,493	12,307
Short-Term Borrowings	1,090	791
FHLB Advances and Long-Term Debt	1,163	1,378
Total Interest Expense	9,746	14,476

Net Interest Revenue	42,671	46,739
Provision for Loan and Lease Losses	26,800	14,500
Net Interest Revenue after Provision for Loan and Lease Losses	15,871	32,239

Non-Interest Revenue:
Service Charges on Deposit Accounts	4,360	4,606
Trust Income	2,742	3,035
Securities Gains	3,083	2,449
Total impairment losses on securities	0	(772)
Portion of loss recognized in other comprehensive income	0	722
Net impairment losses recognized in earnings	0	(50)
Other Income	5,053	5,159
Total Non-Interest Revenue	15,238	15,199

Non-Interest Expense:
Salaries	15,359	16,196
Pensions and Employee Benefits	4,759	4,712
Net Occupancy Expense	5,011	4,522
Furniture and Equipment Expense	2,470	2,593
Intangible Amortization	677	876
Losses on Other Real Estate Owned	3,464	2,187
Losses (Gains) on Repossessed and Other Assets	212	(158)
ATM Processing Expense	748	739
FDIC Assessments	2,019	2,528
Telephone and Data Line Expense	1,375	1,429
Legal Expense	2,002	1,011
Other Real Estate Carrying Cost Expense	1,589	1,399
Mortgage Recourse Settlement	3,520	0
Merger/Capital Raise Costs	2,384	0
Other Expense	7,027	7,284
Total Non-Interest Expense	52,616	45,318

(Loss) Income Before Income Taxes	(21,507)	2,120
Income Tax (Benefit) Expense	(672)	263
Net (Loss) Income	(20,835)	1,857
Effective Preferred Stock Dividend	2,351	2,314
Net Loss to Common Shareholders	$(23,186)	$(457)
Basic Loss Per Common Share	$(1.29)	$(0.03)
Diluted Loss Per Common Share	$(1.29)	$(0.03)
Weighted-Average Common Shares Outstanding – Basic	17,958	17,886
Weighted-Average Common Shares Outstanding – Diluted	17,958	17,886

 (See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended
(in thousands)	September 30,
	2012	2011

Net (loss) income	$(20,835)	$1,857

Other comprehensive income (loss), net of taxes:

Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses, net of taxes of $0 and $308, respectively	0	(514)
Less: reclassification adjustment of credit portion included in net income, net of taxes of $0 and ($19), respectively	0	31
Net noncredit portion of other-than-temporary impairment losses	0	(483)

Recognized pension net periodic benefit cost, net of taxes of $0 and ($125), respectively	892	209

Less reclassification adjustments for gains included in net income, net of taxes of $0 and $918, respectively	(3,083)	(1,531)

Net change in fair value of securities available for sale, net of taxes of $0 and $(4,204), respectively	2,527	7,008
Other comprehensive income	336	5,203
Comprehensive (loss) income	$(20,499)	$7,060

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Nine Months Ended September 30, 2012 and 2011

(Dollars and shares in thousands, except per share amounts)	Preferred Stock	Common Stock Shares Issued	Common Stock Amount	Additional Paid in Capital	Accumulated Other Compre-hensive Income (Loss), Net	Deferred Compensation Payable in Common Stock	Accumu- lated Deficit	Treasury Stock	Common Stock Held in Grantor Trust	Total
Balance, January 1, 2012	$48,730	18,210	$182	$194,636	$(5,172)	$949	$(121,686)	$(2,408)	$(949)	$114,282
Net loss							(20,835)			(20,835)
Recognized net periodic pension benefit cost, net of taxes					892					892
Change in fair value of securities available for sale, net of taxes					(556)					(556)
Amortization of preferred stock discount	468						(468)			0
Dividends-preferred							(313)			(313)
Purchase of deferred compensation shares						98			(98)	0
Deferred compensation paid in common stock held in grantor trust						(36)			36	0
Stock compensation expense				5						5
Restricted stock fully vested		7

Balance, September 30, 2012	$49,198	18,217	$182	$194,641	$(4,836)	$1,011	$(143,302)	$(2,408)	$(1,011)	$93,475

Balance, January 1, 2011	$48,140	17,895	$179	$193,901	$(5,132)	$826	$(70,750)	$(2,408)	$(826)	$163,930
Net income							1,857			1,857
Recognized net periodic pension benefit cost, net of taxes					209					209
Change in fair value of securities available for sale, net of taxes					4,994					4,994
Amortization of preferred stock discount	439						(439)
Dividends-preferred							(1,876)			(1,876)
Purchase of deferred compensation shares						108			(108)	0
Deferred compensation paid in common stock held in grantor trust						(14)			14	0
Stock compensation expense				52						52
Shares issued under dividend reinvestment plan		18
Common stock issued		297	3	702						705

Balance, September 30, 2011	$48,579	18,210	$182	$194,655	$71	$920	$(71,208)	$(2,408)	$(920)	$169.871

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,835)	$1,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	2,935	3,249
Amortization and accretion of premiums and discounts, net	2,922	2,100
Amortization of intangible assets	677	876
Provision for loan losses	26,800	14,500
Securities gains, net	(3,083)	(2,449)
Other-than-temporary impairment on securities	0	50
Loss on other real estate owned	3,464	2,187
Losses (gains) on repossessed and other assets	212	(158)
Gain on sale of loans originated for sale	(691)	(488)
Stock compensation expense	5	52
Increase in cash surrender value of life insurance	(391)	(454)
Changes in operating assets and liabilities:
Loans originated for sale	(39,084)	(34,646)
Loans sold	39,088	37,466
Decrease in accrued income receivable	524	220
Decrease in other assets	4,066	9,052
Increase (decrease) in other liabilities	736	(573)
Net cash provided by operating activities	17,345	32,841
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in other financial institutions	(61,466)	52,713
Net decrease in loans and leases	73,795	41,947
Proceeds from sales of other real estate owned, net	8,719	3,232
Purchases of premises and equipment	(896)	(864)
Proceeds from sales of securities available for sale	272,900	136,532
Proceeds from maturities of securities available for sale	59,446	76,446
Purchases of securities available for sale	(313,701)	(287,907)
Net cash provided by investing activities	38,797	22,099
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(31,178)	(21,962)
Payments of FHLB advances and long-term debt	(25,213)	(22,207)
Issuance of common stock	0	705
Dividends paid	(313)	(1,876)
Net cash used in financing activities	(56,704)	(45,340)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(562)	9,600
Cash and cash equivalents at beginning of period	37,911	25,852
Cash and cash equivalents at end of period	$37,349	$35,452
Supplemental disclosures of cash flow information:
Interest paid	9,805	$15,453
Income taxes paid (received), net	(323)	(5,974)
Supplemental schedule of non-cash investing and financing activity
Loans transferred to other real estate owned	8,546	12,883

(See accompanying notes to unaudited condensed consolidated financial statements.)

BANCTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 AND 2011

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

Reclassifications

Certain reclassifications of 2011 balances have been made to conform to classifications used in 2012. These reclassifications did not change shareholders' equity or net income (loss).

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

Note 3: Securities Available for Sale

The Company classifies all of its investment securities as available for sale. The following summary sets forth the amortized cost and the corresponding fair value of investment securities available for sale at September 30, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2012
U.S. Treasury securities	$504	$5	$0	$509
Obligations of U.S. Government sponsored enterprises	172,834	1,180	161	173,853
Obligations of states and political subdivisions	880	2	0	882
Mortgage-backed securities	320,081	3,472	1,191	322,362
Total	$494,299	$4,659	$1,352	$497,606

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2011
U.S. Treasury securities	$507	$6	$0	$513
Obligations of U.S. Government sponsored enterprises	181,624	181	185	181,620
Obligations of states and political subdivisions	1,325	4	0	1,329
Mortgage-backed securities	329,853	4,902	1,004	333,751
Total	$513,309	$5,093	$1,189	$517,213

Securities available for sale with a carrying value of approximately $200.315 million at September 30, 2012 and $254.042 million at December 31, 2011 were pledged to secure deposits of public funds and trust deposits.

For the nine months ended September 30, 2012, proceeds from the sales of securities available for sale were $272.900 million. Gross realized gains on the sale of these securities were $3.808 million, and gross realized losses were $725 thousand. For the nine months ended September 30, 2011, proceeds from the sales of securities available for sale were $136.532 million. Gross realized gains on the sale of these securities were $2.449 million and there were no gross realized losses. The Company recorded an other-than-temporary impairment charge of $50 thousand in the first nine months of 2011. No such charge was recorded during the first nine months of 2012.

Maturities of securities available for sale as of September 30, 2012, were as follows:

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$26,117	$26,249
Due in 1 to 5 years	20,664	20,727
Due in 5 to 10 years	42,812	43,184
Due in over 10 years	84,625	85,084
Mortgage-backed securities	320,081	322,362
Total	$494,299	$497,606

The following table shows the Company's combined gross unrealized losses on, and fair value of, investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$18,052	$161	$0	$0	$18,052	$161
Mortgage-backed securities	84,908	637	7,277	554	92,185	1,191
Total	$102,960	$798	$7,277	$554	$110,237	$1,352

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$69,852	$166	$6,207	$19	$76,059	$185
Mortgage-backed securities	57,615	268	2,789	736	60,404	1,004
Total	$127,467	$434	$8,996	$755	$136,463	$1,189

At September 30, 2012, the Company had 16 investment securities that were in an unrealized loss position or impaired for the less than 12 months time frame and 2 investment securities in an unrealized loss position or impaired for the more than 12 months time frame. The Company has one bond whose impairment was deemed in 2009 and again in 2011 to be other-than-temporary. All other investment securities' impairments are deemed by Management to be temporary. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. Government-sponsored enterprise securities. These securities have fluctuated with the changes in market interest rates on home mortgages. Additionally, the fair value of the Company’s only non-U.S. government-sponsored enterprise mortgage-backed security has been negatively affected by liquidity risk considerations and by concerns about potential default and delinquency risk of the underlying individual mortgage loans. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position of this security is other-than-temporary. Accordingly, the Company recorded an impairment charge related to potential credit loss of $400 thousand in 2009 and $200 thousand in 2011 on this security. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Additionally, the Company recorded $522 thousand and $736 thousand in accumulated other comprehensive loss (pre-tax) related to this security at September 30, 2012 and December 31, 2011, respectively.  No credit-related other-than-temporary impairment occurred during the nine-month period ended September 30, 2012. Management will continue to closely monitor this security. The security has an estimated fair value of $2.774 million and represents 94.10 percent of the unrealized losses at September 30, 2012 in the greater than 12 months category. Management believes that the fair value of obligations of U.S. government sponsored enterprises and obligations of state and political subdivisions has changed due to current market conditions and not due to credit concerns related to the issuers of the securities. The Company does not believe any credit-related other-than-temporary impairments exist related to these investment securities.  As of September 30, 2012, there was no intent to sell any of the securities classified as available for sale. Furthermore, Management does not believe it is likely that the Company will be required to sell such securities before a recovery of the carrying value.

The following table summarizes the changes in the amount of credit losses on the Company's investment securities recognized in earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Beginning balance of credit losses previously recognized in earnings	$600	$400	$600	$400
Amount related to credit loss for securities as to which an other-than-temporary impairment was not previously recognized in earnings	0	0	0	0
Amount related to credit loss for securities as to which an other-than-temporary impairment was recognized in earnings	0	50	0	50
Ending balance of cumulative credit losses recognized in earnings	$600	$450	$600	$450

Note 4. Loans, Leases and Other Real Estate Owned

A summary of loans and leases follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial, financial and agricultural:
Commercial and industrial	$266,015	$278,032
Agricultural	1,223	1,028
Equipment leases	9,541	12,814
Total commercial, financial and agricultural	276,779	291,874

Commercial real estate:
Commercial construction, land and land development	228,220	250,859
Other commercial real estate	391,197	424,690
Total commercial real estate	619,417	675,549

Residential real estate:
Residential construction	13,624	13,509
Residential mortgage	228,588	245,180
Total residential real estate	242,212	258,689

Consumer, installment and single pay:
Consumer	41,151	44,713
Other	4,583	6,265
Total consumer, installment and single pay	45,734	50,978

Total loans and leases	1,184,142	1,277,090
Less unearned discount leases	(725)	(1,173)
Less deferred cost (unearned loan fees), net	1,024	1,132
Total loans and leases, net	$1,184,441	$1,277,049

Loans include loans held for sale of $2.708 million at September 30, 2012 and $2.021 million at December 31, 2011 which are accounted for at the lower of cost or market value, in the aggregate.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $12.017 million, or 4.3 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns primarily in the south Alabama region.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.223 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $195 thousand, or 19.0 percent, from December 31, 2011 to September 30, 2012, as a result of new loan activity primarily in the south Alabama region.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $3.273 million from December 31, 2011 to September 30, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $22.639 million, or 9.0 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $33.493 million, or 7.9 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences for which the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $115 thousand, or 0.9 percent, from December 31, 2011 to September 30, 2012, primarily as a result of increased loan activity with local builders in the northwest Florida region.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home.  Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $16.592 million, or 6.8 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $3.562 million, or 8.0 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $1.682 million, or 26.8 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns.

Non-Accrual Loans

At September 30, 2012 and December 31, 2011, non-accrual loans totaled $143.877 million and $96.592 million, respectively, which included non-accruing restructured loans of $3.738 million and $5.296 million, respectively. The allowance for loan and lease losses allocated to restructured loans at September 30, 2012 and December 31, 2011 was $2.195 million and $392 thousand, respectively. The amount of interest income that would have been recorded during the first nine months of 2012, if all non-accrual loans had been current in accordance with their original terms, was $5.864 million. The amount of interest income actually recognized on these loans during the first nine months of 2012 was $1.209 million. At September 30, 2012 and December 31, 2011, performing restructured loans totaled $8.611 million and $7.253 million, respectively. There was no material effect on interest income recognition as a result of the modification of these loans.

Non-accrual loans at September 30, 2012 and December 31, 2011, segregated by class of loans, were as follows:

LOANS ON NON-ACCRUAL
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Commercial, financial and agricultural	$7,644	$2,372
Commercial real estate:
Construction, land and land development	102,176	59,382
Other	17,230	15,275
Consumer	659	651
Residential:
Construction	484	497
Mortgage	15,684	18,415
Total non-accrual loans	$143,877	$96,592

An age analysis of past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011, was as follows:

AGE ANALYSIS OF PAST DUE LOANS
September 30, 2012
(Dollars in thousands)
	30-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans 90 days or more past due and accruing
Loans:
Commercial, financial and agricultural	$3,543	$7,644	$11,187	$265,592	$276,779	$0
Commercial real estate:
Construction, land and land development	5,787	102,176	107,963	120,257	228,220	0
Other	6,010	17,230	23,240	367,957	391,197	0
Consumer	618	659	1,277	44,457	45,734	0
Residential
Construction	337	484	821	12,803	13,624	0
Mortgage	10,011	15,696	25,707	202,881	228,588	12
Total	$26,306	$143,889	$170,195	$1,013,947	$1,184,142	$12

December 31, 2011
(Dollars in thousands)
	30-89 days past due	90 days or more past due	Total past due	Current	Total loans	Loans 90 days or more past due and accruing
Loans:
Commercial, financial and agricultural	$2,288	$2,372	$4,660	$287,214	$291,874	$0
Commercial real estate:
Construction, land and land development	1,493	59,382	60,875	189,984	250,859	0
Other	3,687	15,275	18,962	405,728	424,690	0
Consumer	546	651	1,197	49,781	50,978	0
Residential
Construction	0	497	497	13,012	13,509	0
Mortgage	5,954	18,663	24,617	220,563	245,180	248
Total	$13,968	$96,840	$110,808	$1,166,282	$1,277,090	$248

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

IMPAIRED LOANS September 30, 2012					Nine Months Ended September 30, 2012
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$561	$0
Commercial real estate construction, land and land development	45,511	13,410	32,101	0	39,071	79
Commercial real estate other	12,527	618	11,909	0	14,396	53
Consumer	0	0	0	0	0	0
Residential construction	114	0	114	0	122	0
Residential mortgage	6,312	707	5,605	0	8,141	12
Total	65,295	15,095	50,200	0	62,291	144

With a related allowance recorded:
Commercial, financial and agricultural	6,461	695	5,766	1,625	2,800	77
Commercial real estate construction, land and land development	79,433	9,527	69,906	26,083	40,921	819
Commercial real estate other	10,218	117	10,101	2,925	5,893	65
Consumer	119	0	119	60	123	0
Residential construction	370	0	370	120	369	0
Residential mortgage	8,847	437	8,410	2,943	6,364	50
Total	105,448	10,776	94,672	33,756	56,470	1,011

Total commercial	154,981	24,727	130,254	30,633	103,642	1,093
Total consumer	119	0	119	60	123	0
Total residential	15,643	1,144	14,499	3,063	14,996	62
Total Impaired Loans	$170,743	25,871	$144,872	$33,756	$118,761	$1,155

IMPAIRED LOANS September 30, 2012	Three Months Ended September 30, 2012
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$471	$0
Commercial real estate construction, land and land development	28,370	19
Commercial real estate other	11,656	45
Consumer	0	0
Residential construction	118	0
Residential mortgage	6,215	9
Total	46,830	73

With a related allowance recorded:
Commercial, financial and agricultural	3,627	77
Commercial real estate construction, land and land development	57,076	799
Commercial real estate other	8,994	46
Consumer	120	0
Residential construction	370	0
Residential mortgage	8,300	39
Total	78,487	961

Total commercial	110,194	986
Total consumer	120	0
Total residential	15,003	48
Total Impaired Loans	$125,317	$1,034

IMPAIRED LOANS December 31, 2011					Year Ended December 31, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Partial Charge-offs to Date	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial, financial and agricultural	$831	$360	$471	$0	$652	$7
Commercial real estate construction, land and land development	60,974	21,233	39,741	0	28,959	200
Commercial real estate other	18,073	2,235	15,838	0	11,180	372
Consumer	0	0	0	0	0	0
Residential construction	128	0	128	0	790	0
Residential mortgage	11,492	1,796	9,696	0	8,645	59
Total	91,498	25,624	65,874	0	50,226	638

With a related allowance recorded:
Commercial, financial and agricultural	1,618	696	922	206	1,252	5
Commercial real estate construction, land and land development	23,668	2,488	21,180	4,446	41,023	156
Commercial real estate other	2,798	0	2,798	333	4,562	68
Consumer	125	6	119	60	183	0
Residential construction	369	0	369	11	441	0
Residential mortgage	5,255	94	5,161	2,259	6,185	36
Total	33,833	3,284	30,549	7,315	53,646	265

Total commercial	107,962	27,012	80,950	4,985	87,628	808
Total consumer	125	6	119	60	183	0
Total residential	17,244	1,890	15,354	2,270	16,061	95
Total Impaired Loans	$125,331	$28,908	$96,423	$7,315	$103,872	$903

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

The Bank did not have any loss (grade 9) loans at September 30, 2012 or December 31, 2011.

The tables below set forth credit exposure for the commercial and consumer residential portfolio based on internally assigned grades, and the consumer portfolio based on payment activity at September 30, 2012 and December 31, 2011.  These tables reflect continuing issues with credit quality in the construction, land and land development portfolio.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Commercial, Financial and Agricultural		Commercial Real Estate- Construction, Land and Land Development		Commercial Real Estate- Other
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Excellent	$5,992	$6,299	$265	$281	$1,305	$1,520
Guideline	60,480	72,836	16,195	18,346	89,503	99,354
Satisfactory	78,851	74,984	21,569	21,721	96,581	116,696
Low satisfactory	93,285	110,891	65,457	83,910	157,529	164,826
Special mention	24,456	14,833	6,503	9,107	14,876	12,996
Substandard	13,715	12,031	118,231	117,494	31,403	29,298
Doubtful	0	0	0	0	0	0
Loss	0	0	0	0	0	0
Total	$276,779	$291,874	$228,220	$250,859	$391,197	$424,690

CONSUMER RESIDENTIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

	Residential - Construction		Residential - Prime
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Grade:
Pass	$11,632	$13,012	$191,330	$205,700
Special mention	1,218	0	9,832	8,841
Substandard	774	497	27,268	30,452
Doubtful	0	0	158	187
Total	$13,624	$13,509	$228,588	$245,180

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BASED ON PAYMENT ACTIVITY

	Consumer
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Grade:
Performing	$45,075	$50,327
Non-performing	659	651
Total	$45,734	$50,978

The following table sets forth certain information with respect to the Company’s recorded investment in loans and the allocation of the Company’s allowance for loan and lease losses, charge-offs and recoveries by loan category as of September 30, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

The Company continues to experience the adverse effects of a severe downturn in the real estate markets in which it operates, and this has led to a significant increase in defaults by borrowers compared to historical periods, a significant increase in loans charged-off, and a reduction in the value of real estate serving as collateral for some of the Company's loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RECORDED INVESTMENT IN LOANS
For the Three Months Ended September 30, 2012
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$4,591	$37,960	$8,168	$420	$1,414	$52,553
Charge-offs	(305)	(3,857)	(483)	(111)	0	(4,756)
Recoveries	57	19	29	33	0	138
Provision charged to operating expense	1,117	5,769	924	10	1,680	9,500
Balance at end of period	$5,460	$39,891	$8,638	$352	$3,094	$57,435

For the Nine Months Ended September 30, 2012
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,151	$23,280	$7,713	$584	$5,428	$42,156
Charge-offs	(1,354)	(7,227)	(3,195)	(246)	0	(12,022)
Recoveries	108	49	254	90	0	501
Provision charged to operating expense	1,555	23,789	3,866	(76)	(2,334)	26,800
Balance at end of period	$5,460	$39,891	$8,638	$352	$3,094	$57,435

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,625	$29,008	$3,063	$60	$0	$33,756
Other loans not individually evaluated	3,835	10,883	5,575	292	3,094	23,679
Ending balance	$5,460	$39,891	$8,638	$352	$3,094	$57,435

Loans -
Loans individually evaluated for impairment	$6,237	$124,017	$14,499	$119	$0	$144,872
Other loans not individually evaluated	270,542	495,400	227,713	45,615	0	1,039,270
Ending balance	$276,779	$619,417	$242,212	$45,734	$0	$1,184,142

For the Three Months Ended September 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$4,569	$26,298	$6,430	$887	$2,095	$40,279
Charge-offs	(35)	(3,033)	(328)	(48)	0	(3,444)
Recoveries	158	48	33	43	0	282
Provision charged to operating expense	591	4,623	991	(3)	(202)	6,000
Balance at end of period	$5,283	$27,936	$7,126	$879	$1,893	$43,117

For the Nine Months Ended September 30, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Balance at beginning of period	$5,429	$31,431	$6,669	$890	$3,512	$47,931
Charge-offs	(2,271)	(15,930)	(1,902)	(156)	0	(20,259)
Recoveries	229	520	79	117	0	945
Provision charged to operating expense	1,896	11,915	2,280	28	(1,619)	14,500
Balance at end of period	$5,283	$27,936	$7,126	$879	$1,893	$43,117

Period-end amount allocated to:
Loans individually evaluated for impairment	$208	$11,273	$1,835	$325	$0	$13,641
Other loans not individually evaluated	5,075	16,663	5,291	554	1,893	29,476
Ending balance	$5,283	$27,936	$7,126	$879	$1,893	$43,117

Loans -
Loans individually evaluated for impairment	$1,396	$93,003	$15,658	$386	$0	$110,443
Other loans not individually evaluated	290,985	602,797	250,147	53,214	0	1,197,143
Ending balance	$292,381	$695,800	$265,805	$53,600	$0	$1,307,586

December 31, 2011
(Dollars in thousands)
	Commercial, Financial and Agricultural	Commercial Real Estate	Residential	Consumer	Unallocated	Total

Allowance for loan and lease losses -
Period-end amount allocated to:
Loans individually evaluated for impairment	$206	$4,779	$2,270	$60	$0	$7,315
Other loans not individually evaluated	4,945	18,501	5,444	523	5,428	34,841
Ending balance	$5,151	$23,280	$7,714	$583	$5,428	$42,156

Loans -
Loans individually evaluated for impairment	$1,393	$79,557	$15,354	$119	$0	$96,423
Other loans not individually evaluated	290,481	595,992	243,335	50,859	0	1,180,667
Ending balance	$291,874	$675,549	$258,689	$50,978	$0	$1,277,090

Troubled Debt Restructurings

The following table presents a breakdown of troubled debt restructurings that occurred during the three- and nine-month periods ended September 30, 2012 by loan class and whether the loan remains on accrual or nonaccrual status.  All of the troubled debt restructurings that occurred during the time period presented below included concessions relating to extended payment terms. No concessions were made to lower interest rates to a below market rate.

(Dollars in thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Accruing Loans
Commercial, financial and agricultural	0	$0	$0	1	$19	$19
Commercial construction, land and land development	0	0	0	1	237	237
Other commercial real estate	1	2,900	2,900	1	2,900	2,900
Total	1	$2,900	$2,900	3	$3,156	$3,156
Nonaccrual Loans
Consumer	0	$0	$0	1	$11	$11
Total	0	$0	$0	1	$11	$11

Total
Commercial, financial and agricultural	0	$0	$0	1	$19	$19
Commercial construction, land and land development	0	0	0	1	237	237
Other commercial real estate	1	2,900	2,900	1	2,900	2,900
Consumer	0	0	0	1	11	11
Total	1	$2,900	$2,900	4	$3,167	$3,167

No troubled debt restructurings made within the previous twelve months defaulted during the three or nine months ended September 30, 2012.  Once a loan has been modified as a troubled debt restructuring, it is considered an impaired loan.  A specific valuation allowance is allocated to that loan in the allowance for loan and lease losses, if necessary, based on the present value of estimated future cash flows using the loan’s existing rate, or the fair value of the collateral if repayment is expected solely from the collateral.

Other Real Estate Owned

A summary of other real estate owned follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Construction, land development, lots and other land	$39,351	$46,565
1-4 family residential properties	3,688	4,118
Multi-family residential properties	2,910	1,817
Non-farm non-residential properties	7,801	4,887
Total other real estate owned	$53,750	$57,387

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

	Nine Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$57,387	$82,419
Loan foreclosures	8,546	12,883
Property sold	(8,719)	(3,232)
Losses on sale and write-downs	(3,464)	(2,187)
Balance at the end of the period	$53,750	$89,883

Note 5: Retirement Plans

	Three Months Ended
	September 30, 2012	September 30, 2011
(in thousands)
Service cost	$251	$236
Interest cost	446	447
Expected return on plan assets	(691)	(565)
Amortization of prior service cost	0	1
Amortization of net loss	298	112
Net periodic pension cost	$304	$231

	Nine Months Ended
	September 30, 2012	September 30, 2011
(in thousands)
Service cost	$755	$708
Interest cost	1,341	1,341
Expected return on plan assets	(2,076)	(1,692)
Amortization of prior service cost	0	3
Amortization of net loss	892	333
Net periodic pension cost	$912	$693

The Company currently expects to contribute a minimum of $1.080 million to its pension plans in 2012, of which $1.021 million was contributed in the first nine months of 2012. The weighted-average discount rate assumed in the actuarial calculation of the benefit obligation for 2012 was 4.50 percent.

Note 6: Loss Per Share

Basic loss per share for the three- and nine- month periods ended September 30, 2012 and 2011 was computed by dividing net loss to common shareholders by the weighted-average number of shares of common stock outstanding, which consists of issued shares less treasury stock.

Diluted loss per share for the three- and nine- month periods ended September 30, 2012 and 2011 was computed by dividing net loss to common shareholders by the weighted-average number of shares of common stock outstanding and the dilutive effect of the shares awarded under the Company's stock option plans and the warrants issued in connection with the issuance of preferred stock to the U.S. Treasury, assuming the exercise of all in-the-money options and warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following tables present the loss per share calculations for the three-month periods ended September 30, 2012 and 2011. The Company excluded all options and warrants for the calculations of diluted loss per share for the quarters ended September 30, 2012 and 2011 because such common stock equivalents would be antidilutive to the loss per share.

	Three Months Ended
Basic Loss Per Common Share	September 30, 2012	September 30, 2011
(in thousands, except per share amounts)

Net loss to common shareholders	$(10,294)	$(743)
Weighted average common shares outstanding	17,961	17,953
Basic loss per common share	$(0.57)	$(0.04)

	Three Months Ended
Diluted Loss Per Common Share	September 30, 2012	September 30, 2011
(in thousands, except per share amounts)

Net loss to common shareholders	$(10,294)	$(743)
Weighted average shares outstanding	17,961	17,953
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	0	0
Weighted average common and dilutive potential common shares outstanding	17,961	17,953
Diluted loss per common share	$(0.57)	$(0.04)

The following tables present the loss per share calculations for the nine-month periods ended September 30, 2012 and 2011. The Company excluded all options and warrants for the calculations of diluted loss per share for the nine-months ended September 30, 2012 and 2011 because such common stock equivalents would be antidilutive to the loss per share.

	Nine Months Ended
Basic Loss Per Common Share	September 30, 2012	September 30, 2011
(in thousands, except per share amounts)

Net loss to common shareholders	$(23,186)	$(457)
Weighted average common shares outstanding	17,958	17,886
Basic loss per common share	$(1.29)	$(0.03)

	Nine Months Ended
Diluted Loss Per Common Share	September 30, 2012	September 30, 2011
(in thousands, except per share amounts)

Net loss to common shareholders	$(23,186)	$(457)
Weighted average shares outstanding	17,958	17,886
Dilutive effects of assumed conversion and exercise of common stock options, warrants and restricted stock	0	0
Weighted average common and dilutive potential common shares outstanding	17,958	17,886
Diluted loss per common share	$(1.29)	$(0.03)

Note 7:  Commitments

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2012 was $19.217 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2012, the Company had $192 thousand of liabilities associated with standby letter of credit agreements.

On July 2, 2012, BankTrust entered into a Final Settlement Agreement (the “Agreement”) with Countrywide Home Loans, Inc. (“Countrywide”). Pursuant to the Agreement, BankTrust paid Countrywide $3.520 million as full and final settlement of any and all claims and disputes related to mortgage loans sold by BankTrust or its predecessors in interest to Countrywide prior to July 2, 2012 pursuant to loan purchase agreements between BankTrust, or its predecessors in interest, and Countrywide. The Agreement contains a mutual release whereby BankTrust and Countrywide fully, finally and completely release each other and their respective related parties from any claims and disputes related to the mortgage loans transferred by BankTrust or its predecessors in interest to Countrywide. The Agreement was made to compromise and settle the claims and disputes at issue and is not an admission of liability or any other matter by either BankTrust or Countrywide. This settlement resulted in the Company recognizing an expense of $3.520 million in the first nine months of 2012.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For example, changes in market activity or the addition of new unobservable inputs could, in the Company’s judgment, cause a transfer to either a higher or lower level.  For the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

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

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis are summarized below.

September 30, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$509	$0	$509	$0
Obligations of U.S. Government sponsored enterprises	173,853	0	173,853	0
Obligations of states and political subdivisions	882	0	882	0
Mortgage-backed securities	322,362	0	322,362	0
Available-for-sale securities	$497,606	$0	$497,606	$0

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$513	$0	$513	$0
Obligations of U.S. Government sponsored enterprises	181,620	0	181,620	0
Obligations of states and political subdivisions	1,329	0	1,329	0
Mortgage-backed securities	333,751	0	333,751	0
Available-for-sale securities	$517,213	$0	$517,213	$0

Assets and Liabilities Measured on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

September 30, 2012
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,916	$0	$0	$60,916
Other real estate owned	$53,750	$0	$0	$53,750

December 31, 2011
(In thousands)
	Carrying Value in Balance Sheet	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$23,234	$0	$0	$23,234
Other real estate owned	$57,387	$0	$0	$57,387

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

Fair value measurements for impaired loans and other real estate owned include the use of external appraisals obtained annually for impaired loans and other real estate owned over $1 million.  Impaired loans and other real estate owned under $1 million require a current internal property evaluation and external appraisals are obtained biannually.  This process was implemented during the first quarter of 2012, will be completed by the end of 2012, and will be continued on an ongoing basis.  Once an appraisal has been obtained, the fair value is determined based on appraised value less estimated costs to sell.  For impaired loans that have not yet received a current appraisal, discounted appraisals less estimated costs to sell have been used to determine fair value.  Discounts have predominantly been in the range of 0% to 25%, with isolated instances up to 60%.

Accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the Statements of Condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to Management as of September 30, 2012 and December 31, 2011.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - Fair value for securities available for sale is primarily estimated using market prices for similar securities. For any Level 3 securities, the Company generally uses a discounted cash flow methodology. There were no Level 3 securities at September 30, 2012 or December 31, 2011.

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

 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. Since no significant credit exposure existed, and because such fee income is not material to the Company's financial statements at September 30, 2012 and December 31, 2011, the fair value of these commitments is not presented.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the Statement of Condition approximate fair value. These items include cash and due from banks, interest-bearing bank balances, federal funds sold, other short-term borrowings and accrued interest receivable and payable balances. The estimated fair value of the Company's remaining on-balance sheet financial instruments as of September 30, 2012 and December 31, 2011 is summarized below.

	September 30, 2012
(In thousands)
	Carrying Value	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:

Cash and due from banks	$37,349	$37,349	$37,349	$0	$0
Interest-bearing deposits	123,408	123,408	123,408	0	0
Securities available for sale	497,606	497,606	0	497,606	0
Loans and leases, net	1,127,006	1,108,278	0	0	1,108,278
Accrued interest receivable	5,703	5,703	0	0	5,703

Financial liabilities:

Deposits	$1,780,495	$1,783,403	$0	$0	$1,783,403
Short-term borrowings	20,000	20,433	0	0	20,433
FHLB advances and long-term debt	45,326	29,005	0	0	29,005
Accrued interest payable	2,857	2,857	0	0	2,857

(In thousands)	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Cash, due from banks and federal funds sold	$37,911	$37,911
Interest-bearing deposits	61,942	61,942
Securities available for sale	517,213	517,213
Loans and leases, net	1,234,893	1,213,983
Accrued interest receivable	6,227	6,227
Financial liabilities:
Deposits	$1,811,673	$1,815,613
Short-term borrowings	20,000	20,676
FHLB advances and long-term debt	70,539	54,096
Accrued interest payable	2,916	2,916

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

Note 9: Deferred Interest and Dividend Payments

As previously reported, commencing with its April 30, 2012 interest payment, the Company began deferring the payment of quarterly interest payments on both issues of junior subordinated debentures relating to its outstanding trust preferred securities, and, commencing with its May 15, 2012 dividend, the Company suspended the payment of quarterly cash dividends on its preferred stock issued to the US Treasury.  The Company continues to account for these deferred or suspended obligations.  Although the Company has suspended the declaration and payment of preferred stock dividends at the present time, net income (loss) available to common shareholders reflects the dividends as if declared because of their cumulative nature. As of September 30, 2012, the cumulative amount of dividends owed to the US Treasury and the cumulative amount of interest deferred on the subordinated debentures were $1.570 million and $568 thousand, respectively.

Note 10: Pending Merger with Trustmark Corporation

On May 29, 2012, BancTrust and Trustmark Corporation (“Trustmark”) announced the signing of a definitive merger agreement pursuant to which BancTrust has agreed to merge into Trustmark. Under the terms of the merger agreement, which has been approved unanimously by the Boards of Directors of BancTrust and Trustmark, and which has been approved by BancTrust common shareholders at a special meeting held on September, 26, 2012, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange. In connection with the merger Trustmark intends to repurchase the $50.0 million of BancTrust preferred stock and associated warrant issued to the U. S. Department of Treasury under the Capital Purchase Program.

On October 5, 2012, the Company and Trustmark entered into an amendment to the merger agreement.  Pursuant to the amendment, the parties agreed to (1) close the merger of BancTrust with and into Trustmark on the later to occur of (a) the fifth business day following satisfaction or waiver (subject to applicable law) of the last to occur of the closing conditions (other than those conditions that by their nature are to be satisfied or waived at the closing), and (b) January 25, 2013, and (2) extend the outside closing date from December 31, 2012 to February 28, 2013.   This extension provides additional time to receive regulatory approval and to ensure a smooth transition and operational conversion to Trustmark systems in early 2013. All other material aspects of the merger agreement remain unchanged.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Presented below is an analysis of the consolidated financial condition and results of operations of BancTrust Financial Group, Inc., a bank holding company ("BancTrust"), and its wholly owned subsidiary, BankTrust (the "Bank"). As used in the following discussion, the terms "we," "us," "our" and the "Company" mean BancTrust Financial Group, Inc. and its subsidiary on a consolidated basis (unless the context indicates another meaning). This analysis focuses upon significant changes in financial condition between December 31, 2011 and September 30, 2012 and significant changes in operations for the three- and nine- month periods ended September 30, 2012 and 2011.

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

Pending Merger with Trustmark Corporation

On May 29, 2012, BancTrust and Trustmark Corporation (“Trustmark”) announced the signing of a definitive merger agreement pursuant to which BancTrust has agreed to merge into Trustmark. Under the terms of the merger agreement, which has been approved unanimously by the Boards of Directors of BancTrust and Trustmark, and which has been approved by BancTrust common shareholders at a special meeting held on September, 26, 2012, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange. In connection with the merger Trustmark intends to repurchase the $50.0 million of BancTrust preferred stock and associated warrant issued to the U. S. Department of Treasury under the Capital Purchase Program.

On October 5, 2012, the Company and Trustmark entered into an amendment to the merger agreement.  Pursuant to the amendment, the parties agreed to (1) close the merger of BancTrust with and into Trustmark on the later to occur of (a) the fifth business day following satisfaction or waiver (subject to applicable law) of the last to occur of the closing conditions (other than those conditions that by their nature are to be satisfied or waived at the closing), and (b) January 25, 2013, and (2) extend the outside closing date from December 31, 2012 to February 28, 2013.   This extension provides additional time to receive regulatory approval and to ensure a smooth transition and operational conversion to Trustmark systems in early 2013. All other material aspects of the merger agreement remain unchanged.

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

Ongoing Valuation Assessments of Allowance for Loan and Lease Losses and Other Real Estate Owned

As discussed above, the allowance for loan and lease losses is based in part on the fair value of the real estate and other collateral underlying our collateral-based loans, and the carrying value of OREO is established at the lower of the recorded investment in the loan or fair value, whichever is lower.  The “fair value” of collateral and OREO is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the date such value is determined.  The fair value of real estate collateral and OREO is determined by Management, and that determination is necessarily based on assumptions about how market participants would price such real estate collateral and OREO.  Among the factors that Management considers when making such assumptions and determining fair value are:

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

Throughout each year, Management conducts evaluations of our allowance for loan and lease losses and carrying value of OREO.  In conducting evaluations in the first quarter of 2012, we determined that certain factors supporting our previous assumptions used in determining fair value were no longer accurate, and that those fair value assumptions needed to be reevaluated.  The factors include:

●	Guarantor support for certain loans was no longer available, due to the decline in financial condition of guarantors;
●	The oil spill in the Gulf of Mexico caused a stagnation in the real estate market, slowing the recovery of real estate values, particularly in our Florida and South Alabama markets;
●	The economic recession that began in 2008 persisted longer than expected, and recovery from the recession has been slower than expected;
●	The second home market was devastated in the recession and has been slower to recover than expected;
●	The value of subdivision lots and raw land has dramatically declined, and the new home construction and development market has been slower to recover than anticipated; and
●
The amount of non-performing assets carried on the Company’s books has dramatically increased, which requires the Company to either dispose of non-performing assets or raise additional capital to maintain an acceptable classified asset to capital ratio; and, because we were unable to complete a capital raise transaction, our assumed time period for disposal of non-performing assets has shortened.

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

Since the majority of the Company’s impaired loans are collateral dependent, Management concluded that a material weakness existed at December 31, 2011 in its internal control over financial reporting relating to the valuation, documentation and review of impaired loans and OREO.  In response, Management implemented a remediation plan during the first quarter of 2012 which included obtaining external appraisals and independent external appraisal reviews on all impaired loans and OREO exceeding $1 million on an annual basis, more robust internal evaluations and quarterly valuation meetings to discuss current market data and further potential impairment.  As this remediation plan is implemented over time, we may experience volatility attributable to varying Level 3 fair value measurements of these non-performing assets.

Income Taxes

Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, Management assesses the relative merits and risk of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Judgment is also exercised in assessing the realization of deferred tax assets and any needed valuation allowances. Accounting principles require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgment, significant weight is given to evidence that can be objectively verified.   After weighing the positive and negative evidence, Management determined that the “more likely than not” standard had not been met as of December 31, 2011 and September 30, 2012 and, accordingly, established a full valuation allowance for the net deferred tax asset.

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

Financial Condition at September 30, 2012 and December 31, 2011

Overview

Total assets at September 30, 2012 were $1.955 billion, a decrease of $77.355 million, or 3.8% from December 31, 2011. Customer deposits decreased $31.178 million, primarily in the time deposit categories. Interest-bearing deposits in other financial institutions (overnight funds) increased $61.466 million, funded by the decrease in loans of $93.295 million. Time deposits decreased during 2012 due to our efforts to lower our cost of funds. In the first nine months of 2012, we experienced growth in non-interest-bearing and interest-bearing demand deposits and savings deposits. Time deposits over $100,000 decreased by $44.555 million, due in part to our efforts to lower our cost of funds.

Our net interest margin for the first nine months of 2012 decreased to 3.12 percent compared to 3.22 percent for the same period last year due to lower rates earned on investment securities and loans. Average interest earning assets decreased to $1.830 billion for the nine months ended September 30, 2012 from $1.944 billion for the same period in 2011 and this resulted in net interest revenue decreasing to $42.671 million for the first nine months of 2012 compared to $46.739 million for the same period in 2011. We estimate that our high level of non-performing assets resulted in our net interest margin for the first nine months of 2012 being approximately 50 basis points lower than it would have been if these assets had been earning interest.

Loans

Total loans and leases at September 30, 2012 were down $92.948 million from December 31, 2011.  Most of the decrease was within the commercial and residential real estate portfolio, the majority of which was the result of paydowns, charge-offs, and transfers to other real estate.  Economic conditions have continued to diminish loan demand in the third quarter of 2012.  BankTrust is seeking new credit relationships and renewing existing ones, but the overall demand level has been insufficient to overcome the effect of repayments, maturities, and the problem loan resolution process of work-outs, charge-offs, and transfers to other real estate.

The following table shows loan and lease balances by loan type at September 30, 2012, and at the end of the four prior quarters.

	2012			2011
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30
	(In thousands)
Commercial, financial and agricultural:
Commercial and industrial	$266,015	$269,376	$282,581	$278,032	$274,764
Agricultural	1,223	1,284	1,237	1,028	2,897
Equipment leases	9,541	11,749	11,831	12,814	14,720
Total commercial, financial and agricultural	276,779	282,409	295,649	291,874	292,381
Commercial real estate:
Commercial construction, land and land development	228,220	235,280	247,231	250,859	265,215
Other commercial real estate	391,197	404,894	412,016	424,690	430,585
Total commercial real estate	619,417	640,174	659,247	675,549	695,800

Residential real estate:
Residential construction	13,624	15,349	15,829	13,509	15,328
Residential mortgage	228,588	233,017	237,244	245,180	250,477
Total residential real estate:	242,212	248,366	253,073	258,689	265,805

Consumer, installment and single pay:
Consumer	41,151	43,344	43,251	44,713	47,158
Other	4,583	4,166	5,222	6,265	6,442
Total consumer, installment and single pay	45,734	47,510	48,473	50,978	53,600

Total	1,184,142	1,218,459	1,256,442	1,277,090	1,307,586
Less unearned discount leases	(725)	(860)	(1,009)	(1,173)	(1,355)
Less deferred cost (unearned loan fees), net	1,024	1,050	1,057	1,132	1,145
	$1,184,441	$1,218,649	$1,256,490	$1,277,049	$1,307,376

For further discussion of these loan types and a more detailed breakdown of the types of loans in our portfolio, see “Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses” below.  The following table shows the distribution of loans by the geographic regions from which the loans and leases are serviced at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$198,666	$59,636	$7,713	$266,015
Agricultural	629	594	0	1,223
Equipment leases	0	9,541	0	9,541
Total commercial, financial and agricultural	199,295	69,771	7,713	276,779
Commercial real estate:
Commercial construction, land and land development	82,738	43,124	102,358	228,220
Other commercial real estate	213,919	131,823	45,455	391,197
Total commercial real estate	296,657	174,947	147,813	619,417

Residential real estate:
Residential construction	7,790	5,250	584	13,624
Residential mortgage	104,505	83,754	40,329	228,588
Total residential real estate	112,295	89,004	40,913	242,212

Consumer, installment and single pay:
Consumer	20,945	19,392	814	41,151
Other	477	4,106	0	4,583
Total consumer, installment and single pay	21,422	23,498	814	45,734
Total	$629,669	$357,220	$197,253	$1,184,142
Percent of total	53%	30%	17%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in thousands)

Commercial, financial and agricultural:
Commercial and industrial	$208,113	$61,013	$8,906	$278,032
Agricultural	349	679	0	1,028
Equipment leases	0	12,814	0	12,814
Total commercial, financial and agricultural	208,462	74,506	8,906	291,874
Commercial real estate:
Commercial construction, land and land development	90,207	50,832	109,820	250,859
Other commercial real estate	219,148	155,025	50,517	424,690
Total commercial real estate	309,355	205,857	160,337	675,549

Residential real estate:
Residential construction	8,110	5,271	128	13,509
Residential mortgage	109,002	88,468	47,710	245,180
Total residential real estate	117,112	93,739	47,838	258,689

Consumer, installment and single pay:
Consumer	22,345	21,671	697	44,713
Other	379	5,886	0	6,265
Total consumer, installment and single pay	22,724	27,557	697	50,978
Total	$657,653	$401,659	$217,778	$1,277,090
Percent of total	52%	31%	17%	100%

Our portfolio of Commercial and Industrial (“C and I”) loans decreased $12.017 million, or 4.3 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns primarily in the southern Alabama region.

Our C and I loan portfolio at September 30, 2012 was diversified over a range of industries, including manufacturing (15.1 percent), construction (11.8 percent), retail trade (10.7 percent), real estate (9.5 percent), wholesale trade (5.4 percent), other services (4.6 percent), agriculture (4.3 percent), transportation (4.2 percent), and finance and insurance (4.2 percent).  Approximately 74.7 percent of the C and I portfolio is serviced in the southern Alabama region, primarily in the Mobile office.

At September 30, 2012, approximately 52.3 percent of our loan portfolio was comprised of commercial real estate, primarily commercial construction, land, land development, and non-residential and commercial mortgages.

Project financing is an important component of our commercial real estate loan portfolio, which was impacted by charge-offs and foreclosures.  Management expects the economic and portfolio conditions discussed above to limit this type of lending in the immediate future, particularly in northwest Florida.

The following table shows the composition of our real estate – construction, land and land development portfolio at September 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.

	September 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$5,726	$764	$10,572	$17,062
Residential	7,790	5,250	584	13,624
Land development	38,656	22,826	52,440	113,922
Land	38,356	19,534	39,346	97,236
Other	0	0	0	0
Total	$90,528	$48,374	$102,942	$241,844
Percent of total	37%	20%	43%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$4,729	$1,016	$10,170	$15,915
Residential	8,110	5,271	128	13,509
Land development	42,864	28,687	58,812	130,363
Land	42,614	21,129	40,838	104,581
Other	0	0	0	0
Total	$98,317	$56,103	$109,948	$264,368
Percent of total	37%	21%	42%	100%

The construction, land, and land development portfolio is comprised primarily of land and land development loans. Approximately 43.5 percent of land and land development loans are serviced by the northwest Florida region.

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

Non-performing assets were $197.639 million at September 30, 2012 compared to $154.227 million at year-end 2011. Restructured loans on non-accrual at September 30, 2012 were $3.738 million compared to $5.296 million at December 31, 2011.  Management classifies loans as restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers as a result of financial difficulty experienced by those borrowers. At September 30, 2012, we had $8.611 million in restructured loans which were accruing interest and which we consider performing.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon its plans.  The performing restructured loans were not placed in nonaccrual status prior to the restructuring, and, since the Company expects the borrowers to perform after the restructuring (based on modified note terms), the loans continue to accrue interest at the restructured rate.  The Company will continue to closely monitor these loans and will cease accruing interest on them if Management believes that the borrowers are unable to continue performing based on the restructured note terms.  All restructured loans are considered to be impaired and are evaluated as such in the quarterly allowance calculation. As of September 30, 2012 and December 31, 2011, the allowance for loan and lease losses allocated to restructured loans totaled $2.195 million and $392 thousand, respectively. The increase in the allowance allocation was attributable to declines in collateral values supporting these loans.

Non-performing loans increased to $143.889 million at September 30, 2012, from $96.840 million at December 31, 2011, as a result of ten significant relationships moving to non-accrual status during the first nine months of 2012.  One significant relationship located in northwest Florida represented approximately $36 million of the increase in non-performing loans.  Of this amount, $28 million consisted of a residential real estate development project in the Freeport area of northwest Florida.  At this time, the developer has been unable to proceed with the development project.  However, the developer is currently in negotiations to sell all or part of this property.

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

In order to ensure that our estimates of fair value of non-performing assets are aligned with the market’s valuation of these assets, Management implemented an action plan during the first quarter of 2012.  Under this new plan, external appraisals on impaired loans exceeding $1 million are required on an annual basis; external appraisals on impaired loans and other real estate owned below $1 million are required on a biennial basis; external appraisal reviews on appraisals exceeding $1 million are submitted to an independent third party for review; internal evaluations are reviewed for more robust external market data; and quarterly valuation meetings are held to discuss current developments and potential further impairment.  The implementation of this action plan is targeted to be complete by the end of 2012. Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets as well as increases in non-performing loans. The uncertainty arising from one significant real estate development project in northwest Florida during the third quarter of 2012 has also impacted the level of the allowance for loan and lease losses.  As a result of these factors, the allowance for loan and lease losses as a percentage of loans increased from 3.30 percent at December 31, 2011, to 4.85 percent at September 30, 2012.

The Company’s objective is to dispose of OREO in a timely manner while also maximizing net sales proceeds to the Company.  While there is not a set timeline for the sale of OREO, OREO is marketed through real estate brokers.  Sales are made as acceptable buyers are identified and acceptable purchase terms are negotiated.

The following table is a summary of non-performing assets at September 30, 2012 and December 31, 2011.

(Dollars in Thousands)
	September 30, 2012	December 31, 2011
Accruing loans 90 days or more past due
1-4 family residential loans	$12	$248
Total accruing loans 90 days or more past due	12	248
Restructured loans on non-accrual
Construction, land development and other land loans	2,568	2,587
1-4 family residential loans	435	435
Non-farm non-residential property loans	664	2,195
Commercial and industrial loans and leases	29	29
Consumer loans	42	50
Total restructured loans	3,738	5,296
Loans on non-accrual
Construction, land development and other land loans	100,092	57,291
1-4 family residential loans	15,249	17,980
Multifamily residential loans	1,398	1,700
Non-farm non-residential property loans	15,168	11,380
Commercial and industrial loans and leases	7,615	2,343
Consumer loans	617	602
Total loans and leases on non-accrual	140,139	91,296
Total non-performing loans and leases	143,889	96,840
Other real estate owned
Construction, land development and other land	39,351	46,565
1-4 family residential properties	3,688	4,118
Multifamily residential	2,910	1,817
Non-farm non-residential properties	7,801	4,887
Total other real estate owned	53,750	57,387
Total non-performing assets	$197,639	$154,227

Accruing loans 90 days or more past due as a percentage of loans and leases	0.00%	0.02%
Total non-performing loans and leases as a percentage of loans and leases	12.15%	7.58%
Total non-performing assets as a percentage of loans, leases and other real estate owned	15.96%	11.56%

The following tables contain a summary by location of non-performing assets at September 30, 2012 and December 31, 2011.

September 30, 2012
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$17,364	$27,024	$94,258	$5,243	$143,889
Other real estate owned	6,259	17,515	21,938	8,038	53,750
Total	$23,623	$44,539	$116,196	$13,281	$197,639

December 31, 2011
(Dollars in Thousands)	Southern Alabama	Central Alabama	Northwest Florida	Other	Total

Non-performing loans	$11,090	$20,554	$63,634	$1,562	$96,840
Other real estate owned	5,105	18,683	25,710	7,889	57,387
Total	$16,195	$39,237	$89,344	$9,451	$154,227

Not included in the non-performing assets tables are potential problem loans totaling $50.668 million at September 30, 2012, with a related allowance of $6.546 million. This compares with potential problem loans of $104.589 million at December 31, 2011, with a related allowance of $7.927 million.  The decline in potential problem loans is primarily the result of loans moving to non-accrual status and foreclosures.  Potential problem loans are loans as to which Management has serious doubts as to the ability of the borrowers to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, non-performing assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Company’s interests.

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

Loans subject to criticism through the Company’s risk grading process totaled $249.956 million at September 30, 2012, representing 21.1 percent of total loans and an increase of $12.976 million from December 31, 2011.  The range of risk grades identifies criticized loans on a spectrum from loans that warrant close monitoring due to potential weakness to loans with a high probability of loss.  The increase in criticized loans is the primary result of the downgrade of four significant relationships.

Criticized loans are further classified as doubtful, substandard, or special mention.  Criticized loans are those loans which Management considers to have greater risk that the borrower will not repay in full all contractual principal and interest.  All non-performing loans are classified as criticized loans.  Performing loans may be classified as criticized loans based on payment history, the financial condition of the borrower, or other factors Management considers to raise doubt as to the borrower’s willingness and ability to repay.  A deterioration of collateral values underlying the loans does not in itself lead to a loan being criticized.  An individual report on each criticized loan over $1 million is completed quarterly by Bank personnel.  This report provides an update on information about the loan as well as an update of the action plan for the ultimate collection of the loan.  This report includes information on the value of underlying collateral and allows us to closely monitor insufficient collateral positions and make necessary changes to loss reserve allocations.  Real estate collateral is valued primarily based on outside appraisals although some real estate collateral valuations are based on an internal evaluation.

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

The geographic concentration of criticized loans in the northwest Florida region was the direct result of the deterioration in real estate values in this area.  The majority of criticized loans in northwest Florida were comprised of land and land development loans.  Once the rapid deterioration in real estate values commenced, many developers in this area were no longer able to complete projects, and conversion of their properties could not be completed.  Total charge-offs in the northwest Florida region were approximately $3.767 million, which represented 31.3 percent of total charge-offs during the first nine months of 2012.  This resulted from one foreclosure and declines in collateral values.

To monitor the movement in collateral values of real estate properties in the northwest Florida region, Management undertook a study in 2011 to determine to what extent real estate values had deteriorated in this market based on type of property.  From this analysis, Management discounted prior appraisals to estimate current collateral values.  These values were then compared to current loan balances in order to establish a loss reserve allocation.  As discussed above, in the second quarter of this year, Management implemented an action plan relating to more frequent external appraisals and independent appraisal reviews, more robust internal evaluations, and quarterly valuation meetings to discuss current market developments.

The majority of criticized loans in the central Alabama region were commercial real estate, mostly construction, land, and land development loans.  The majority of criticized construction, land, and land development loans which originated in the central Alabama region were located in the Montgomery County, Autauga County, and Lake Martin areas of Alabama, and Escambia County, Florida, which also saw significant declines in real estate values.  Total charge-offs in the central Alabama region were approximately $3.183 million, which represented 26.5 percent of total charge-offs during the first nine months of 2012.  The majority of these charge-offs were related to declines in collateral values.

Total charge-offs in the southern Alabama region were approximately $5.072 million, which represented 42.2 percent of total charge-offs during the first nine months of 2012.  The majority of these charge-offs were related to declines in collateral values.

The following tables show the composition of criticized loans at September 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  Commercial construction, land, and land development loans represent 49.9 percent of the total criticized loans.  Approximately 48.8 percent of criticized loans are serviced by Florida, with 68.0 percent of the Florida region's criticized loans comprised of commercial construction, land, and land development loans.

	September 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$29,326	$4,621	$4,214	$38,161
Residential construction	1,219	369	404	1,992
Commercial construction, land and land development	27,049	14,690	82,994	124,733
Other commercial real estate	17,982	9,952	18,345	46,279
Agricultural	10	0	0	10
Residential mortgage	13,091	8,124	16,113	37,328
Consumer	911	524	18	1,453
Total	$89,588	$38,280	$122,088	$249,956
Percent of total	36%	15%	49%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Commercial and industrial	$19,856	$2,903	$4,080	$26,839
Residential construction	0	369	128	497
Commercial construction, land and land development	26,099	12,970	87,336	126,405
Other commercial real estate	13,396	9,251	19,646	42,293
Agricultural	25	0	0	25
Residential mortgage	13,207	9,184	17,089	39,480
Consumer	867	532	42	1,441
Total	$73,450	$35,209	$128,321	$236,980
Percent of total	31%	15%	54%	100%

We experienced an increase in total criticized loans from December 31, 2011 to September 30, 2012.  This increase was primarily attributable to downgrades of two significant relationships in the southern Alabama region.

The following tables show the composition of the criticized construction, land, and land development loans at September 30, 2012 and December 31, 2011, distributed by the geographic region in which the loans are serviced.  The majority of criticized loans in this category are serviced by the northwest Florida region, and they are primarily land and land development loans.

	September 30, 2012
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,573	$10,573
Residential	1,219	369	404	1,992
Land development	14,164	12,973	43,643	70,780
Land	12,885	1,717	28,778	43,380
Total	$28,268	$15,059	$83,398	$126,725
Percent of total	22%	12%	66%	100%

	December 31, 2011
	Southern Alabama	Central Alabama	Northwest Florida	Total
	(Dollars in Thousands)

Construction:
Commercial	$0	$0	$10,169	$10,169
Residential	0	369	128	497
Land development	16,909	11,023	49,715	77,647
Land	9,190	1,947	27,452	38,589
Total	$26,099	$13,339	$87,464	$126,902
Percent of total	21%	10%	69%	100%

Total criticized construction, land, and land development loans remained at consistent levels from December 31, 2011 to September 30, 2012.

The allowance for loan and lease losses represented 39.92 percent of non-performing loans and leases at September 30, 2012, and 43.53 percent of non-performing loans and leases at December 31, 2011. The allowance for loan and lease losses as a percentage of loans and leases, net of unearned income, was 4.85 percent at September 30, 2012, and 3.30 percent at December 31, 2011. The increase in this percentage was the result of the increase in the allowance for loan and lease losses, as we recorded an increased provision for loan and leases losses to provide specific allowances for impaired loans, especially for certain land and land development loans in the northwest Florida region. This action was taken in response to recent appraisals and independent appraisal reviews. At September 30, 2012 and December 31, 2011, the unallocated reserve portion of the allowance for loan and lease losses was $3.094 million and $5.428 million, respectively.

Management reviews the adequacy of the allowance for loan and lease losses on a continuous basis by assessing the quality of the loan and lease portfolio, including non-performing loans and leases and classified loans and leases, and adjusting the allowance when appropriate. Management considered the allowance for loan and lease losses adequate at September 30, 2012 to absorb probable losses inherent in the loan and lease portfolio.  However, adverse economic circumstances or other events, including additional loan and lease review, future regulatory examination findings, changes in borrowers' financial conditions, or further declines in collateral values, could result in increased losses in the loan and lease portfolio or in the need for increases in the allowance for loan and lease losses.

The following section describes the composition of the various categories in our loan and lease portfolio and discusses management of risk in these categories.

Commercial and Industrial loans, or C and I loans, include loans to commercial customers for use in business to finance working capital needs, equipment purchases, or other expansion projects.  These credits may be loans and lines to financially strong borrowers, secured by inventories, equipment, or receivables, or secured in whole or in part by real estate unrelated to the principal purpose of the loan, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted.  Risk is minimized in this portfolio by requiring adequate cash flow to service the debt and the personal guaranties of principals of the borrowers.  The portfolio of C and I loans decreased $12.017 million, or 4.3 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns primarily in the southern Alabama region.

Agricultural loans include loans to fund seasonal production and longer term investments in land, buildings, equipment, and breeding stock.  The repayment of agricultural loans is dependent on the successful production and marketing of a product.  Risk is minimized in this portfolio by performing a review of the borrower’s financial data and cash flow to service the debt, and by obtaining personal guaranties of principals of the borrower.  This type of lending represents $1.223 million, or less than one percent, of the total loan portfolio.  The portfolio of agricultural loans increased $195 thousand, or 19.0 percent, from December 31, 2011 to September 30, 2012, as a result of new loan activity primarily in the southern Alabama region.

Equipment Leases include leases that were acquired during the acquisition of The Peoples Bank and Trust Company.  BankTrust is not actively engaged in equipment leasing.  These leases paid down $3.273 million from December 31, 2011 to September 30, 2012.  Management does not believe this portfolio represents a significant credit risk, since these loans are secured by the equipment being leased, and the lessees continue to maintain a strong level of creditworthiness.

Commercial Real Estate loans include commercial construction loans, land and land development loans, and other commercial real estate loans.

Commercial construction, land, and land development loans include loans for the development of residential housing projects, loans for the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Bank’s lenders work to cultivate long-term relationships with established developers.  The Bank disburses funds for construction projects as pre-specified stages of construction are completed.  The portfolio of commercial construction loans decreased $22.639 million, or 9.0 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns and charge-offs.

Other commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping centers, and other commercial property. These loans are generally guaranteed by the principals of the borrower.  The portfolio of commercial real estate loans decreased $33.493 million, or 7.9 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns.

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

Residential Construction loans include loans to individuals for the construction of their residences, either primary or secondary, where the borrower is the owner and independently engages the builder.  Residential construction loans also include loans to builders for the construction of one-to-four family residences for which the collateral, a proposed one-to-four family dwelling, is the primary source of repayment.  These loans are made to builders to finance the construction of homes that are either pre-sold or those that are built on a speculative basis, although speculative lending in this category has been strictly limited and controlled over the past three years.  Loan proceeds are to be disbursed incrementally as construction is completed.  The portfolio of residential construction loans increased $115 thousand, or 0.9 percent, from December 31, 2011 to September 30, 2012, primarily as a result of increased loan activity with local builders in the northwest Florida region.

Residential Mortgage loans include conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation home, or investment property.  We sell the majority of our residential mortgage loans originated with terms to maturity of 15 years or greater in the secondary market.  We generally originate fixed and adjustable rate residential mortgage loans using secondary market underwriting and documentation standards.  Also included in this portfolio are home equity loans and lines of credit.  This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Loans in this category totaled $42.794 million at September 30, 2012, a decrease of $5.917 million from December 31, 2011. Risk is minimized in this portfolio by reviewing the borrower’s financial data and ability to meet both existing financial obligations and the proposed loan obligation, and by verification of the borrower’s income.  The portfolio of residential mortgage loans decreased $16.592 million, or 6.8 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns, charge-offs, and foreclosures.

Consumer loans include a variety of secured and unsecured personal loans including automobile loans, marine loans, loans for household and personal purpose, and all other direct consumer installment loans.  Risk is minimized in this portfolio by reviewing the borrower’s financial data, ability to meet existing obligations and the proposed loan obligation, and verification of the borrower’s income.  The portfolio of consumer loans decreased $3.562 million, or 8.0 percent, from December 31, 2011 to September 30, 2012, primarily as a result of paydowns.  Repossessions and charge-offs have been minimal in this portfolio since December 31, 2011.

Other loans comprise primarily loans to municipalities to fund operating expenses during periods prior to revenue collection and to fund capital projects.  The portfolio of other loans decreased $1.682 million, or 26.8 percent, from December 31, 2011 to September 30, 2012, as a result of paydowns.

The following table shows a more detailed risk profile of the loan and lease portfolio by breaking down the loan and lease categories described above into more specific categories of loans and leases and showing the related percentage of non-performing loans at September 30, 2012 and December 31, 2011 for each specific category.  Commercial real estate continued to be our largest loan category at September 30, 2012, comprising 52.3 percent of total loans.  Commercial real estate also represented the majority of non-performing loans at 83.0 percent, with approximately 71.5 percent of non-performing loans consisting of land development and vacant land loans.  The downturn in the real estate market, primarily in the northwest Florida region, has had a significant impact on the commercial real estate portfolio as explained in the discussion above regarding criticized loans.

	September 30, 2012		December 31, 2011
	Loans and Leases as a Percentage of Total Loans Outstanding	Non- performing Loans and Leases as a Percentage of Total Non- performing Loans	Loans and Leases as a Percentage of Total Loans Outstanding	Non- performing Loans and Leases as a Percentage of Total Non- performing Loans
Multi-family	2.1%	1.0%	2.1%	1.8%
Churches	1.9%	0.0%	1.6%	0.0%
Hotels	5.4%	1.6%	5.3%	1.6%
Office buildings	6.3%	2.8%	6.7%	3.9%
Shopping centers	3.7%	2.3%	3.7%	3.6%
Warehouses	3.3%	1.6%	3.1%	1.6%
Convenience stores	2.0%	0.9%	2.2%	0.4%
Healthcare	1.2%	0.0%	1.0%	0.0%
Commercial development	1.4%	0.0%	1.2%	0.0%
Other owner-occupied commercial real estate	4.0%	1.1%	4.2%	0.9%
Other commercial real estate	2.5%	0.2%	2.5%	1.3%
Total Investment Property	33.8%	11.5%	33.6%	15.1%

Land acquisition & development	9.6%	45.4%	10.2%	34.8%
Vacant land/non-development	6.6%	21.1%	6.5%	21.3%
Vacant land/future development	1.1%	4.2%	1.2%	5.2%
Farmland & timberland	1.2%	0.8%	1.3%	0.8%
Total Land Portfolio	18.5%	71.5%	19.2%	62.1%

Total Commercial Real Estate	52.3%	83.0%	52.8%	77.2%

Commercial & Industrial Portfolio	22.5%	5.3%	21.8%	2.5%
Total Commercial and Industrial Loans	22.5%	5.3%	21.8%	2.5%

Home equity	3.6%	0.5%	3.8%	1.0%
1-4 family construction	1.2%	0.3%	1.1%	0.5%
Residential mortgages	15.7%	10.4%	15.4%	18.1%
Total 1-4 Family Properties	20.5%	11.2%	20.3%	19.6%
Consumer loans	3.5%	0.5%	3.5%	0.7%
Total Retail	24.0%	11.7%	23.8%	20.3%

Agricultural loans	0.1%	0.0%	0.1%	0.0%
Other loans	0.4%	0.0%	0.5%	0.0%
Lease financing	0.7%	0.0%	1.0%	0.0%

TOTAL LOAN AND LEASE PORTFOLIO	100.0%	100.0%	100.0%	100.0%

Investment Securities

At September 30, 2012, the composition of the investment portfolio by carrying amount was 0.10 percent U.S. Treasuries, 34.94 percent securities of U.S. government-sponsored enterprises, 0.18 percent securities of state and political subdivisions, and 64.78 percent mortgage-backed securities. All mortgage-backed securities are backed by one-to-four-family mortgages, and approximately 99.1 percent of the mortgage-backed securities represent U.S. government-sponsored enterprise (“GSE”) securities. The tax-equivalent yield of the portfolio was 2.11 percent at September 30, 2012 and 2.34 percent at December 31, 2011. The average life of the portfolio at September 30, 2012 and December 31, 2011, was 6.67 years and 7.16 years, respectively. We hold no trading securities or securities that are classified as held-to-maturity. At September 30, 2012, our securities available-for-sale had a net unrealized gain of $3.307 million, a decrease of $597 thousand from our net unrealized gain of $3.904 million at December 31, 2011. During the first nine months of 2012, we sold available-for-sale securities which resulted in a realized gain of $3.083 million.

The Company recorded impairment charges related to potential credit loss of $400 thousand during 2009 and $200 thousand in 2011 on our only non-U.S. GSE mortgage-backed security. The Company concluded in 2009 and again in 2011 that a portion of its unrealized loss position was other-than-temporarily impaired. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment, which would result in the Company recognizing additional impairment charges to earnings for this security. Management will continue to closely monitor this security. The security has an estimated fair value of $2.774 million and an unrealized loss of $522 thousand at September 30, 2012, after all cumulative other-than-temporary impairment charges. Management concluded that the value of this security is temporarily impaired based on liquidity risk. The amount related to credit loss was determined based on a discounted cash flow method that takes into account several factors including default rates, prepayment rates, delinquency rates, and foreclosure and loss severity of the underlying collateral. Changes in these factors in the future could result in an increase in the amount deemed to be credit-related other-than-temporary impairment which would result in the Company recognizing additional impairment charges to earnings for this security. The Company believes it has addressed all of its other-than-temporary impairments in its investment portfolio as of September 30, 2012 with the other-than-temporary impairment charges the Company took during 2009 and in 2011. The Company does not own, and has not owned, preferred or common stock issued by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company does not own any trust preferred securities.

Deposits

Total deposits decreased from $1.812 billion at December 31, 2011 to $1.780 billion at September 30, 2012, a decrease of $31.178 million, or 1.7 percent. Total deposits were lower in the most recent quarter compared with the prior year due to our efforts to reduce our exposure to large certificates of deposit and to lower our cost of funds by lowering the rates we pay on deposits. Core deposits, considered to be total deposits less time deposits of $100 thousand or more, increased by $13.377 million. We believe the increase in FDIC insurance coverage from $100 thousand to $250 thousand for interest bearing accounts and to an unlimited amount for non-interest bearing transaction accounts, has helped stabilize our deposit base. The Dodd-Frank Act has permanently increased deposit insurance from $100 thousand to $250 thousand per depositor and has extended the unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. Our primary focus continues to be attracting and retaining core deposits from customers who will use other products and services we offer. During the second quarter of 2012 we had $25.000 million in Federal Home Loan Bank ("FHLB") advances mature and, due to our strong liquidity position, we did not replace these funds with similar non-core funding sources.  At September 30, 2012, we had no brokered time deposits other than $42.575 million of CDARS brokered time deposits, which we consider core deposits, compared to $35.145 million of CDARS time deposits at December 31, 2011.

The table below shows the breakdown of deposits at September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Non-Interest-Bearing Demand Deposits	$281,033	$257,169
Interest-Bearing Demand Deposits	581,589	558,199
Savings Deposits	149,343	136,281
Large Denomination Time Deposits (of $100 or more)	403,237	447,792
Other Time Deposits	365,293	412,232
Total Deposits	$1,780,495	$1,811,673

Federal Home Loan Bank Advances, Short-Term Debt and Long-Term Debt

As of September 30, 2012, our debt consisted of advances from the FHLB of $10.437 million, a note payable to the FDIC as receiver for an unaffiliated bank of $20.000 million, referred to as the “Silverton Note”, $34.021 million in junior subordinated notes issued by BancTrust to statutory trust subsidiaries in connection with offerings of trust preferred securities, and $868 thousand of other long-term debt. We had $25.000 million in FHLB advances mature in the second quarter of 2012, which we paid-off and did not replace. All other amounts are relatively unchanged from December 31, 2011.

As of September 30, 2012, the only short-term borrowing we had is the Silverton Note, which is secured by the stock of our subsidiary bank.  In 2007, we obtained a $38 million three-year term loan which we used to finance a portion of the purchase price for a significant acquisition.  In December 2008, we prepaid $18 million of the loan, leaving a $20 million outstanding principal balance.  The lender has, at our request, agreed several times to extend the maturity and alter the repayment schedule of this loan.  The FDIC as receiver for Silverton Bank, N.A. is the holder of the loan.  On March 28, 2012, we entered into an agreement to again modify the terms of the Silverton Note.  The modification relieves the Company from having to make any principal payments under the note prior to maturity, which is April 16, 2013, or such earlier date as the Company completes a merger, consolidation, sale of substantially all of the Company’s assets or a similar transaction.  This modification also increases the interest rate on the loan from one-month LIBOR plus 5% to one-month LIBOR plus 7%; however, it fixes the amount of quarterly interest payments that the Company is required to make until maturity of the loan at $270,000 each.  Accrued but unpaid interest, which will include the difference between quarterly interest accruals and the fixed quarterly payments, together with a fee of $200,000, is to be paid to the lender upon maturity of the note.  The modification also required the Company to establish an escrow account with the lender in the amount of $1,080,000 to fund the first four quarterly payments following the execution and delivery of the modification of the loan documents. The Company made the quarterly interest payments due on April 15, 2012 and July 15, 2012 and the funds for the remaining two interest payments due before the maturity of the note are being held in an escrow account established for the purpose of making those payments. There is currently no default under any of the terms of this loan.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On May 28, 2012, we entered into an Agreement and Plan of Reorganization with Trustmark pursuant to which we have agreed, subject to regulatory approval, which remains outstanding, and other customary closing conditions, to be acquired by Trustmark. On October 5, 2012, the Company and Trustmark entered into an amendment to the merger agreement. Any further renewal or extension of the Silverton Note would require FDIC approval.  In addition, we are currently required to obtain approval from the Federal Reserve Bank of Atlanta prior to incurring additional debt or modifying or refinancing the terms of existing debt.

Capital Resources

Our shareholders’ equity as a percentage of total assets at September 30, 2012 was 4.78 percent, a decrease from 5.62 percent at December 31, 2011 due to our net loss in the first nine months of 2012.

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

Our Tier 1 capital, the components of which are listed in the following table, was $126.628 million at September 30, 2012 and $149.248 million at December 31, 2011.  Our Tier 2 capital, which consists of the allowable portion of the allowance for loan losses and debt related to issuance of trust preferred securities not includable in Tier 1 capital, was $18.732 million at September 30, 2012 and $18.100 million at December 31, 2011.  Total capital, which is Tier 1 capital plus Tier 2 capital, was $145.360 million at September 30, 2012, and $167.348 million at December 31, 2011.  Our consolidated Tier 1 and Total capital ratios, expressed as a percentage of total risk-weighted assets, were 9.66 percent and 11.09 percent, respectively, at September 30, 2012, and 10.48 percent and 11.75 percent, respectively, at December 31, 2011.  Both the September 30, 2012 and December 31, 2011 ratios exceed the minimum ratios of four percent and eight percent for Tier 1 and Total capital, respectively, required by our regulators.

We closely monitor the adequacy of regulatory capital and strive to maintain adequate capital at our Bank and on a consolidated basis. At September 30, 2012, the Bank was considered "well capitalized" by regulatory definitions. The Bank has assured its regulators that it intends to maintain a Tier 1 leverage capital ratio of not less than 8.00 percent and to maintain its Tier 1 risk-based capital ratio and total risk-based capital ratios at “well-capitalized” levels, which are 6.00 percent and 10.00 percent, respectively. At September 30, 2012, the Bank’s risk-based capital ratios exceeded these target ratios with a Tier 1 Capital to risk-weighted assets ratio of 11.56 percent and a total capital to risk-weighted assets ratio of 12.85 percent; however, the Bank’s Tier 1 leverage capital ratio was slightly below the 8.00 percent target at 7.73 percent.

The components of the Company’s risk-based capital calculations at September 30, 2012 are shown below:
September 30, 2012
(Dollars in Thousands)
Tier 1 capital-
Preferred stock	$49,198
Allowable common shareholders' equity	46,272
Debt related to issuance of trust preferred securities	31,158
Total Tier 1 capital	126,628

Tier 2 capital
Allowable portion of the allowance for loan losses	16,890
Debt related to issuance of trust preferred securities not includable in Tier 1 capital	1,842
Total Tier 2 capital	18,732

Total capital (Tiers 1 and 2)	$145,360

Risk-weighted assets	$1,310,625
Quarterly average assets	1,964,283
Risk-based capital ratios:
Tier 1 capital ratio	9.66%
Total capital ratio (Tiers 1 and 2)	11.09%

The Company did not declare a dividend on its common stock in the first nine months of 2012. During the first quarter of 2012, the Company determined that it would cease paying dividends on its preferred stock for the near future.  Until the preferred stock dividends are brought current, we may not declare a dividend on our common stock.  If the dividend on the preferred stock is not paid for an aggregate of six dividend periods (six fiscal quarters), whether or not consecutive, the number of directors on the Company’s Board of Directors automatically increases by two, and the U.S. Treasury, the holder of our preferred stock, will elect two new directors to the Board of Directors.  The directors elected by the Treasury will continue to serve until all accrued and unpaid dividends on the preferred stock are paid.

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

Liquidity

Liquidity management involves the ability to meet the day-to-day cash flow requirements of customers, primarily depositors' withdrawals and borrowers' requirements for funds, in a cost efficient and timely manner. Appropriate liquidity management is achieved by carefully monitoring anticipated liquidity demands and the amount of available liquid assets to meet those demands. Liquid assets (cash and cash items, interest-bearing deposits in other financial institutions, federal funds sold and securities available for sale, excluding pledged assets) totaled $457.038 million at September 30, 2012, an increase from $362.824 million at December 31, 2011 due primarily to the increase in our interest-bearing deposits in other financial institutions and to the decrease in our pledging requirement. Management believes that in the current economic environment it is very important to maintain a high level of liquidity. As a result, liquid assets represented 23.38 percent of total assets at September 30, 2012, and 17.86 percent at December 31, 2011.  The net change in cash and cash equivalents for the nine-month period ended September 30, 2012 was a decrease of $562 thousand, or 1.5 percent. Cash includes currency on hand and demand deposits with other financial institutions. Cash equivalents are defined as short-term and highly liquid investments, which are readily convertible to known amounts of cash and so near maturity that there is no significant risk of changes in value due to changes in interest rates.  We had available unused federal fund lines of credit and FHLB lines of credit totaling approximately $52.779 million at September 30, 2012, and these lines constitute one element of our liquidity management plan. The Company has not borrowed federal funds in 2012 and did not borrow federal funds in 2011 or 2010.

BancTrust’s liquidity, on an unconsolidated basis, is dependent on the holding company’s ability to pay its commitments as they come due. BancTrust’s most significant recurring commitments consist of interest payments on debt obligations, dividends on the preferred stock held by the U.S. Treasury and operating costs. BancTrust typically relies on dividends from the Bank to fund these payments. BancTrust has no cash or liquidity available to it other than dividends from the Bank.  The Bank is currently unable to pay dividends without regulatory approval.  In addition, we are unable to declare dividends on our preferred stock held by the U.S. Treasury without prior approval from the Federal Reserve Bank of Atlanta. The Bank requested and received permission to pay dividends in the amount of $2.1 million to BancTrust in 2011, and we were, through February 15, 2012, able to obtain Federal Reserve approval for the declaration of dividends on our preferred stock held by the U.S. Treasury.  However, on March 21, 2012, we announced that we determined that it was in the best interests of the Company and its shareholders to defer future interest payments on the Company’s two outstanding series of trust preferred securities.  This deferral is permitted under the applicable indentures for both series of trust preferred securities for up to five years without penalty or default.  BancTrust also, beginning in the second quarter of 2012, ceased to declare and make dividend payments on its preferred stock held by the U.S. Treasury.  This is also a permitted deferral.  We have $540 thousand in quarterly interest payments due over the next approximately 7 months on our $20 million Silverton Note to the FDIC as Receiver for Silverton Bank, N.A.  We obtained the necessary regulatory approvals to enable a dividend from the Bank to the holding company to allow the holding company to establish a escrow reserve to fund these payments.  This loan matures in April of 2013.  To be able to repay this loan, Management believes that BancTrust must either raise additional capital or complete a strategic merger.  On May 28, 2012, we entered into an Agreement and Plan of Reorganization with Trustmark, pursuant to which we have agreed, subject to regulatory approval, which remains outstanding, and other customary closing conditions, to be acquired by Trustmark. On October 5, 2012, the Company and Trustmark entered into an amendment to the merger agreement.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Net Income

The Company recorded a net loss to common shareholders of $10.294 million, or $0.57 per basic and diluted common share, during the third quarter of 2012, compared to a net loss to common shareholders in the third quarter of 2011 of $743 thousand, or $0.04 per basic and diluted common share. Net loss before the preferred stock dividend was $9.502 million in the third quarter of 2012 compared to net income before the preferred dividend of $31 thousand in the third quarter of 2011. The loss in the third quarter of 2012 was caused primarily by the $9.500 million provision for loan and lease losses and to $3.464 million in losses on other real estate owned.

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

Quarterly average interest-earning assets decreased to $1.812 billion for the third quarter of 2012 from $1.913 billion in the third quarter of 2011, a decrease of $100.667 million, or 5.3 percent. This decrease was primarily a result of the decrease in deposits and FHLB advances. Our quarterly net interest margin was 2.91 percent for the third quarter of 2012 compared to 3.28 percent for the third quarter of 2011. Net interest revenue decreased by $2.561 million, or 16.2 percent, from the third quarter of 2011 to the third quarter of 2012. The decreases in net interest margin and net interest revenue were due primarily to the decrease in average loans. We estimate that non-performing assets resulted in our net interest margin being approximately 55 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the three months ended September 30, 2012 and 2011.

(Dollars in Thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid

Interest-earning assets:
Taxable securities	$505,869	1.88%	$2,390	$524,561	2.49%	$3,294
Non-taxable securities	1,070	4.41	12	1,634	4.52	19
Total securities	506,939	1.89	2,402	526,195	2.50	3,313
Loans and leases(1)	1,203,775	4.55	13,780	1,318,652	5.07	16,855
Interest-bearing deposits	101,270	0.20	52	67,804	0.26	45
Total interest-earning assets	1,811,984	3.56	16,234	1,912,651	4.19	20,213

Non-interest-earning assets
Cash and due from banks	34,904			33,410
Premises and equipment, net	69,777			73,375
Other real estate owned, net	57,486			89,684
Other assets	44,532			53,906
Intangible assets, net	2,989			3,931
Allowance for loan and leases losses	(54,548)			(43,183)
Total assets	$1,967,124			$2,123,774

Interest-bearing liabilities:
Interest-bearing demand deposits	$563,623	0.32%	$454	$531,201	0.43%	$569
Savings deposits	148,875	0.29	109	138,895	0.39	137
Time deposits	787,459	0.84	1,661	924,363	1.30	3,023
Short-term borrowings	20,000	8.36	421	20,000	5.50	277
FHLB advances and long-term debt	45,389	3.01	343	70,603	2.25	400
Total interest-bearing liabilities	1,565,346	0.76	2,988	1,685,062	1.03	4,406
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	284,150			253,677
Other liabilities	15,605			15,619
Total non-interest bearing liabilities	299,755			269,296

Common shareholders’ equity	52,929			120,934
Preferred stock	49,094			48,482
Shareholders’ equity	102,023			169,416
Total	$1,967,124			$2,123,774
Net interest revenue		2.80%	$13,246		3.16%	$15,807
Net yield on interest-earning assets		2.91%			3.28%
Tax equivalent adjustment		0.00			0.00
Net yield on interest-earning assets (tax equivalent)		2.91%			3.28%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Risk Management in the Loan and Lease Portfolio and the Allowance for Loan and Lease Losses " above.  Net charge-offs in the third quarter of 2012 were $4.618 million compared to $3.162 million in the same period in 2011. The provision for loan and lease losses was $9.500 million in the third quarter of 2012, compared to $6.000 million for the comparable period in 2011.  A remediation plan implemented by BancTrust during the second quarter of 2012 to address impaired loans requires additional external appraisals and independent appraisal reviews for all impaired loans over $1 million.  The implementation of this action plan is targeted to be complete by the end of 2012.  Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets as well as increases in non-performing loans.  As a result, the allowance for loan and lease losses as a percentage of loans, net of unearned income, increased from 3.30 percent at December 31, 2011, to 4.85 percent at September 30, 2012.

Non-Interest Revenue and Expense

Non-interest revenue was $5.079 million for the third quarter of 2012, a decrease of $194 thousand from the third quarter of 2011. Net securities gains increased $81 thousand in the third quarter of 2012 compared to the same period in 2011. Service charges on deposit accounts decreased $132 thousand, or 8.3 percent, from $1.581 million for the third quarter of 2011 to $1.449 million for the same period in 2012. Trust revenue in the third quarter of 2012 was $873 thousand compared to $945 thousand for the same period in 2011. Trust assets were $870.324 million at September 30, 2012 compared to $816.178 million at September 30, 2011.

Salary and employee benefit expense in the third quarter of 2012 was $6.631 million, a decrease of $175 thousand from the same period in 2011. Full time equivalent employees decreased from 547 at September 30, 2011 to 486 at September 30, 2012.

Net occupancy expense was $1.754 million in the third quarter of 2012, an increase of $187 thousand, or 11.9 percent from the same period in 2011. The increase is due primarily to rent expense of our new corporate headquarters. In 2011, we combined our corporate headquarters and our Mobile, Alabama operations department into our new corporate headquarters. We expect our net occupancy expense to decrease from its current level once we have sold our operations building. Furniture and equipment expense decreased by $52 thousand, or 6.0 percent. At September 30, 2012, the Company was operating in 49 branches compared to 50 at September 30, 2011.

Intangible amortization decreased to $226 thousand for the quarter ended September 30, 2012 from $292 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value.  We recorded $3.464 million in losses on other real estate owned in the third quarter of 2012, compared to $1.461 million in the third quarter of 2011. The losses in the third quarter of 2012 were primarily due to write-downs resulting from updated appraisals. Other real estate owned carrying cost increased $98 thousand from $438 thousand in the third quarter of 2011 to $536 thousand in the third quarter of 2012. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $675 thousand for the quarter ended September 30, 2012, compared to $356 thousand for the same period in 2011. The third quarter 2011 number reflects the reversal of accrued FDIC assessments due to the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Other expense was $2.301 million for the quarter ended September 30, 2012, a decrease of $141 thousand from the third quarter of 2011. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax expense was $0 for the third quarter of 2012, compared to income tax benefit of $117 thousand for the same period in 2011. In 2011, the Company established a valuation allowance for the full amount of its deferred tax asset.

Nine Months Ended September 30, 2012 and 2011

Net Income

The Company recorded a net loss to common shareholders of $23.186 million, or $1.29 per basic and diluted common share, during the first nine months of 2012, compared to a net loss to common shareholders in the first nine months of 2011 of $457 thousand, or $0.03 per basic and diluted common share. The net loss before the preferred stock dividend was $20.835 million in the first nine months of 2012 compared to net income before the preferred dividend of $1.857 million in the first nine months of 2011. The loss in the first nine months of 2012 was caused primarily by the $26.800 million provision for loan and lease losses.

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

Average interest-earning assets decreased to $1.830 billion for the first nine months of 2012 from $1.944 billion in the same period in 2011, a decrease of $114.548 million, or 5.9 percent. This decrease was primarily a result of the decreases in time deposits and FHLB advances. The decrease in average interest-earning assets resulted in a decrease in net interest revenue of $4.068 million, or 8.7 percent, from the first nine months of 2011 to the first nine months of 2012. Our net interest margin for the first nine months of 2012 was 3.12 percent compared to 3.22 percent for the same period in 2011. The decrease in net interest margin was due primarily to the decrease in average loans and leases from the first nine months of 2011 to the same period in 2012 of $104.469 million. We estimate that non-performing assets resulted in our net interest margin being approximately 50 basis points lower than it would have been if these assets had been earning interest. Interest rate cuts, response to future competitive deposit pricing pressures, or increases in our non-performing assets could have the effect of decreasing our margins.

The following table presents an analysis of net interest revenue, weighted-average yields on interest-earnings assets and weighted-average yields on interest-bearing liabilities for the nine months ended September 30, 2012 and 2011.

(Dollars in Thousands)	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Amount Outstanding	Average Rate	Interest Earned/ Paid	Average Amount Outstanding	Average Rate	Interest Earned/ Paid

Interest-earning assets:
Taxable securities	$498,299	2.12%	$7,890	$512,082	2.66%	$10,202
Non-taxable securities	1,219	4.46	41	2,072	4.69	73
Total securities	499,518	2.12	7,931	514,154	2.67	10,275
Loans and leases(1)	1,239,977	4.78	44,335	1,344,446	5.05	50,780
Interest-bearing deposits	90,167	0.22	151	85,610	0.25	160
Total interest-earning assets	1,829,662	3.83	52,417	1,944,210	4.21	61,215

Non-interest-earning assets
Cash and due from banks	34,627			34,631
Premises and equipment, net	70,387			74,327
Other real estate owned, net	58,395			86,649
Other assets	45,809			57,124
Intangible assets, net	3,213			4,230
Allowance for loan and leases losses	(48,134)			(46,765)
Total assets	$1,993,959			$2,154,406

Interest-bearing liabilities:
Interest-bearing demand deposits	$556,570	0.37%	$1,532	$529,373	0.43%	$1,722
Savings deposits	143,846	0.34	363	139,092	0.40	418
Time deposits	811,655	0.92	5,598	951,883	1.43	10,167
Short-term borrowings	20,000	7.28	1,090	20,000	5.29	791
FHLB advances and long-term debt	60,678	2.56	1,163	84,648	2.18	1,378
Total interest-bearing liabilities	1,592,749	0.82	9,746	1,724,996	1.12	14,476
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	276,303			246,490
Other liabilities	15,091			16,193
Total non-interest bearing liabilities	291,394			262,683

Common shareholders’ equity	60,877			118,390
Preferred stock	48,939			48,337
Shareholders’ equity	109,816			166,727
Total	$1,993,959			$2,154,406
Net interest revenue		3.01%	$42,671		3.09%	$46,739
Net yield on interest-earning assets		3.12%			3.22%
Tax equivalent adjustment		0.00			0.00
Net yield on interest-earning assets (tax equivalent)		3.12%			3.22%

(1) Loans classified as non-accrual are included in the average volume classification. Net loan (costs) fees are included in the interest amounts for loans.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the charge to earnings that is added to the allowance for loan and lease losses in order to maintain the allowance at a level that Management deems adequate to absorb inherent losses in our loan and lease portfolio. See "Asset Quality" above.  Net charge-offs in the first nine months of 2012 were $11.521 million compared to $19.314 million in the same period in 2011. The provision for loan and lease losses was $26.800 million in the first nine months of 2012, compared to $14.500 million for the comparable period in 2011. A remediation plan implemented by BancTrust during the second quarter of 2012 to address deficiencies identified in internal controls surrounding impaired loans requires additional external appraisals and independent appraisal reviews for all impaired loans over $1 million.  The implementation of this action plan is targeted to be complete by the end of 2012.  Increases in specific allowances for impaired loans, especially land and land development loans, were made as we continue to experience economic deterioration in our markets as well as increases in non-performing loans.  The allowance for loan and lease losses as a percentage of loans, net of unearned income, increased from 3.30 percent at December 31, 2011, to 4.85 percent at September 30, 2012.

Non-Interest Revenue and Expense

Non-interest revenue was $15.238 million for the first nine months of 2012, an increase of $39 thousand from the first nine months of 2011. Net securities gains increased $684 thousand in the first nine months of 2012 compared to the same period in 2011. Service charges on deposit accounts decreased $246 thousand, or 5.3 percent, from $4.606 million for the first nine months of 2011 to $4.360 million for the same period in 2012.  Monthly maintenance fees on checking accounts decreased $94 thousand, and the fees we charge our customers for using ATMs not owned by us decreased $55 thousand. We have been experiencing a decline in insufficient funds (“NSF”) fees for several years, but this trend has moderated in recent quarters, and we experienced only a small decrease for the nine months ended September 30, 2012 as compared to the same period last year. Trust revenue in the first nine months of 2012 was $2.742 million compared to $3.035 million for the same period in 2011. Trust assets were $870.324 million at September 30, 2012 compared to $816.178 million at September 30, 2011.

Salary and employee benefit expense for the first nine months of 2012 was $20.118 million, a decrease of $790 thousand from the first nine months of 2011. Full time equivalent employees decreased from 547 at September 30, 2011 to 486 at September 30, 2012.

Net occupancy expense was $5.011 million in the first nine months of 2012, an increase of $489 thousand from the same period in 2011. The increase was primarily due to costs of our new main office. In 2011, we combined our corporate headquarters and our Mobile, Alabama operations department into our new corporate headquarters. We expect our net occupancy expense to decrease from its current level once we have sold our operations building. Furniture and equipment expense decreased by $123 thousand, or 4.7 percent, primarily as a result of decreased depreciation expense as some older assets were fully depreciated between the two periods and of decreased maintenance cost. At September 30, 2012, the Company was operating in 49 branches compared to 50 at September 30, 2011.

Intangible amortization decreased to $677 thousand for the nine months ended September 30, 2012 from $876 thousand for the same period last year through amortization of our core deposit intangible on an accelerated basis.

Losses on other real estate owned reflect both net losses on the sale of other real estate owned and the write-down of other real estate owned to its estimated fair value.  We recorded losses on other real estate owned of $3.464 million in the first nine months of 2012, compared to $2.187 million in the same period in 2011. The write-downs of other real estate owned in the fourth quarter of 2011established lower carrying values reflective of market conditions. If real estate values decline, additional losses on other real estate may occur in future periods. Other real estate owned carrying cost increased $190 thousand from $1.399 million in the first nine months of 2011 to $1.589 million in the first nine months of 2012. Other real estate owned carrying costs consist primarily of property taxes, insurance and maintenance.

FDIC assessments were $2.019 million for the nine months ended September 30, 2012, compared to $2.528 million for the same period in 2011, reflecting the change by the FDIC in the assessment base for FDIC insurance premiums from domestic deposits to average assets minus average tangible equity.

Early in 2012, we ended our efforts to recapitalize the Company as an independent entity and began working towards a strategic merger. Expenses related to the abandoned recapitalization and to our proposed merger with Trustmark were $2.384 million for the first nine months of 2012. There were no such expenses during the first nine months of 2011. These costs consist primarily of attorney and investment advisor fees.

On July 2, 2012, BankTrust entered into a Final Settlement Agreement (the “Agreement”) with Countrywide Home Loans, Inc. (“Countrywide”). Pursuant to the Agreement, BankTrust paid Countrywide $3.520 million as full and final settlement of any and all claims and disputes related to mortgage loans sold by BankTrust or its predecessors in interest to Countrywide prior to July 2, 2012 pursuant to loan purchase agreements between BankTrust, or its predecessors in interest, and Countrywide. The Agreement contains a mutual release whereby BankTrust and Countrywide fully, finally and completely release each other and their respective related parties from any claims and disputes related to the mortgage loans transferred by BankTrust or its predecessors in interest to Countrywide. The Agreement was made to compromise and settle the claims and disputes at issue and is not an admission of liability or any other matter by either BankTrust or Countrywide. This settlement resulted in our recognizing an expense of $3.520 million in the first nine months of 2012. We are not aware of any other material potential repurchase commitments.

Other expense was $7.027 million for the nine months ended September 30, 2012, a decrease of $257 thousand from the first nine months of 2011. Other expense includes items such as advertising, audit fees, director fees, insurance costs and stationery and supplies.

Income tax benefit was $672 thousand for the first nine months of 2012, compared to income tax expense of $263 thousand for the same period in 2011. The benefit in 2012 was due to the reversal of reserves previously established for our uncertain tax positions. These positions have been resolved. In 2011, the Company established a valuation allowance for the full amount of its deferred tax asset.

Contractual Obligations

In the normal course of business, the Company enters into various contractual obligations. For a discussion of contractual obligations see "Contractual Obligations and Off-Balance Sheet Arrangements" in BancTrust's 2011 Annual Report on Form 10-K. Items disclosed in the Annual Report on Form 10-K have not changed materially since the report was filed.

Off-Balance Sheet Arrangements

The Company, as part of its ongoing business operations, issues financial guaranties in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by the Company generally to guarantee the performance of a customer to a third party. A financial standby letter of credit is a commitment by the Company to guarantee a customer's repayment of an outstanding loan or financial obligation. In a performance standby letter of credit, the Company guarantees a customer's performance under a contractual non-financial obligation for which it receives a fee. The Company has recourse against the customer for any amount it is required to pay to a third party under a standby letter of credit. Revenues are recognized over the life of the standby letter of credit. At September 30, 2012, the Company had standby letters of credit outstanding with maturities ranging from less than one year to three years. The maximum potential amount of future payments the Company could be required to make under its standby letters of credit at September 30, 2012 was $19.217 million, and that sum represents the Company's maximum credit risk under these arrangements. At September 30, 2012, the Company had $192 thousand of liabilities associated with standby letter of credit agreements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Company minimizes risk by managing four key risk factors: (1) liquidity; (2) interest rate sensitivity; (3) capital adequacy; and (4) asset quality. Our primary market risk is our exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing the effects of changes in market rates of interest on operating results and asset and liability fair values. A key component of our interest rate risk management strategy is to manage and match the maturity and repricing characteristics of our assets and liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2011 Annual Report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2012. Through September 30, 2012, Management has not utilized derivatives as a part of this process, but it may do so in the future.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In conducting its assessment of the Company’s internal control over financial reporting as of December 31, 2011, Management identified deficiencies in internal controls that, when evaluated in combination, gave rise to a material weakness. As a result of this material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.  These deficiencies and the material weakness are described under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of the Company’s Annual Report on 10-K for the year ended December 31, 2011.

Upon making this determination, the Company implemented remedial measures in the second quarter of 2012 to cure this material weakness; however, as of September 30, 2012, the elapsed time has been insufficient to conclude that the material weakness has been remediated. Initial testing of the remediation plan indicated that Management has made significant progress through September 30, 2012. The remediation will continue to be tested during the fourth quarter of 2012 in conjunction with the implementation of the plan. Management has targeted the implementation of these remedial measures to be complete by December 31, 2012.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon that evaluation and as of the end of the period covered by this Report, and considering the material weakness as discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective but are being remediated to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Controls

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the valuation, documentation, and review of impaired loans and other real estate owned as of December 31, 2011.

Other than the remediation plan for the material weakness discussed below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2011 and again as of March 31, 2012, June 30, 2012 and September 30, 2012.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before Management is able to conclude that the material weakness has been remediated.

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

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the merger is not satisfied or, where permitted, waived, the merger will not be completed. In addition, Trustmark and/or BancTrust may terminate the merger agreement under certain circumstances even though the merger has been approved by BancTrust’s shareholders.

If the merger agreement is terminated, there may be various negative consequences. For example, BancTrust’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of Management on the merger and the restrictions on BancTrust’s ability to do so under the merger agreement, without realizing any of the anticipated benefits of completing the merger, or the market price of BancTrust common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, termination of the merger agreement would increase the possibility of adverse regulatory actions which could adversely affect BancTrust’s business. If the merger agreement is terminated and BancTrust’s board of directors seeks another merger or business combination, BancTrust shareholders cannot be certain that BancTrust will be able to find a party willing to pay the equivalent or greater consideration than that which Trustmark has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by BancTrust’s board of directors, BancTrust may be required to pay Trustmark a termination fee of $5 million.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by or on behalf of BancTrust or any affiliated purchaser (as defined in SEC Rule 10b-18(a)(3)) of BancTrust during the quarter ended September 30, 2012 of equity securities that are registered by BancTrust pursuant to Section 12 of the Exchange Act.

Period	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
07/01/12-07/31/12	2,573	$3.10	0	229,951
08/01/12-08/31/12	2,120	$3.10	0	229,951
09/01/12-09/30/12	0	$0.00	0	229,951
Total	4,693	$3.10	0	229,951

__________________
(1)	4,693 shares of common stock were purchased on the open market to provide shares of common stock to participants in BancTrust's grantor trust related to its deferred compensation plan for directors.
(2)
Under a share repurchase program announced on September 28, 2001, BancTrust may buy up to 425,000 shares of its common stock. The repurchase program does not have an expiration date. Shares of common stock purchased in BancTrust's grantor trust do not decrease the number of shares of common stock that may be purchased under the share repurchase program.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Condition at September 30, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2012, and September 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2012, and September 30, 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2012 and 2011, (vi) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2012 and 2011, (vii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012, and September 30, 2011, and (viii) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancTrust Financial Group, Inc.

November 13, 2012	By: /s/W. Bibb Lamar, Jr.
Date	W. Bibb Lamar, Jr.
President and Chief Executive Officer

November 13, 2012	By: /s/F. Michael Johnson
Date	F. Michael Johnson
Chief Financial Officer and Secretary

EXHIBIT INDEX

SEC Assigned Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from BancTrust Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Condition at September 30, 2012, and December 31, 2011 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2012, and September 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2012, and September 30, 2011, (v) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2012 and 2011, (vi) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2012 and 2011, (vii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012, and September 30, 2011, and (viii) the Notes to Unaudited Condensed Consolidated Financial Statements.1

1As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.